Form 10-Q
period 2014-09-30
ARDELYX, INC.
filed 2014-11-07
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2014, the registrant had 18,540,094 shares of common stock, $0.0001 par value per share, outstanding.

ARDELYX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARDELYX, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,044	$34,435
Accounts receivable	2,660	6,436
Prepaid expenses and other current assets	1,669	965
Total current assets	116,373	41,836
Property and equipment, net	1,152	530
Other assets	—	358
Restricted cash	204	180
Total assets	$117,729	$42,904
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,022	$2,284
Accrued compensation and benefits	1,106	927
Other accrued liabilities	789	95
Deferred rent	—	5
Deferred revenue, current portion	16,480	13,828
Total current liabilities	19,397	17,139
Deferred revenue, non-current	34,959	26,470
Convertible preferred stock warrant liability	—	6,456
Liabilities related to early exercise of options	72	163
Total liabilities	54,428	50,228
Commitments and contingencies
Convertible preferred stock, $0.0001 par value per share — no shares and 108,829,748 shares authorized as of September 30, 2014 and December 31, 2013, respectively; no shares and 11,517,222 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	56,155
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares and no shares authorized as of September 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value — 300,000,000 and 130,360,121 shares authorized as of September 30, 2014 and December 31, 2013, respectively; 18,399,761 and 1,225,481 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2	—
Additional paid-in capital	131,195	5,174
Accumulated deficit	(67,896)	(68,653)
Total stockholders’ equity (deficit)	63,301	(63,479)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$117,729	$42,904

See accompanying notes.

ARDELYX, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Licensing revenue	$4,767	$1,989	$14,509	$5,967
Collaborative development revenue	2,831	4,604	10,775	14,473
Total revenue	7,598	6,593	25,284	20,440
Operating expenses:
Research and development	5,694	6,584	18,514	19,757
General and administrative	1,823	895	4,401	2,830
Total operating expenses	7,517	7,479	22,915	22,587
Income (loss) from operations	81	(886)	2,369	(2,147)
Other expense, net	(7)	(13)	(19)	(42)
Change in fair value of preferred stock warrant liability	—	—	(1,593)	—
Income (loss) before provision for income taxes	74	(899)	757	(2,189)
Provision for income taxes	—	35	—	106
Net income (loss) and comprehensive income (loss)	$74	$(934)	$757	$(2,295)
Net income (loss) attributable to common stockholders:
Basic	$74	$(934)	$—	$(2,295)
Diluted	$74	$(934)	$—	$(2,295)
Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	18,374,277	1,156,446	7,476,642	1,100,885
Diluted	19,133,217	1,156,446	7,476,642	1,100,885
Net income (loss) per share attributable to common stockholders:
Basic	$—	$(0.81)	—	$(2.08)
Diluted	$—	$(0.81)	—	$(2.08)

See accompanying notes.

ARDELYX, INC.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$757	$(2,295)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	202	512
Stock-based compensation	484	279
Change in fair value of preferred stock warrant liability	1,593	—
Changes in operating assets and liabilities:
Accounts receivable	3,776	(1,258)
Prepaid and other current assets	(704)	(359)
Other assets	334	(529)
Accounts payable	(1,262)	1,016
Accrued compensation and benefits	179	(244)
Other accrued liabilities	694	(662)
Deferred revenue	11,141	(5,192)
Deferred rent	(5)	(364)
Net cash provided by (used in) operating activities	17,189	(9,096)
Investing activities
Purchases of property and equipment	(824)	(278)
Net cash used in investing activities	(824)	(278)
Financing activities
Proceeds from issuance of common stock	61,241	1
Proceeds from exercise of stock options	3	—
Repurchase of unvested common stock	—	(2)
Net cash provided by (used in) financing activities	61,244	(1)
Net increase (decrease) in cash and cash equivalents	77,609	(9,375)
Cash and cash equivalents at beginning of period	34,435	32,903
Cash and cash equivalents at end of period	$112,044	$23,528

See accompanying notes.

ARDELYX, INC.

Notes to the Unaudited Interim Condensed Financial Statements

1. Organization and Basis of Presentation

Ardelyx, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic, small molecule therapeutics that work exclusively in the gastrointestinal tract to treat cardio-renal, gastrointestinal and metabolic diseases. The Company has developed a drug discovery and design platform enabling it, in a rapid and cost-efficient manner, to discover and design novel drug candidates. The Company was incorporated in Delaware on October 17, 2007, under the name Nteryx and changed its name to Ardelyx, Inc. in June 2008.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year. The balance sheet as of December 31, 2013 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

On June 24, 2014, prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 11,517,222 shares of common stock with the related carrying value of $56.2 million reclassified to common stock and additional paid-in capital. In addition, all convertible preferred stock warrants were net exercised and converted to common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

On June 24, 2014, the Company’s Amended and Restated Certificate of Incorporation became effective and the number of shares of capital stock the Company is authorized to issue was increased to 305,000,000 shares, of which 300,000,000 shares may be common stock and 5,000,000 shares may be preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share. There are no shares of preferred stock outstanding at September 30, 2014.

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

The Company is required under its facility lease agreement to maintain a line of credit with a bank in the amount of $104,000 for the benefit of the lessor. The line of credit is secured by a cash deposit with the bank. The cash deposit will be released upon expiration of the line of credit.

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

For revenue agreements with multiple-element arrangements, such as license and development agreements, the Company allocates revenue to each deliverable based on the relative selling price of each deliverable. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence or third-party evidence. If neither exists, the Company uses its best estimate of selling price for that deliverable. Revenue allocated is then recognized when the four basic revenue recognition criteria are met for each deliverable.

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

Net Income (Loss) per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Prior to the Company’s IPO of its common stock, the Company’s Series A and Series B convertible preferred stock was entitled to receive dividends of up to $0.8181 and $0.2781 per share, respectively, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as converted basis with the common stock holders on any distributions to common stockholders. The convertible preferred shares were therefore considered to be participating securities as were the unvested early exercised shares. As a result, the Company calculated the net income (loss) per share attributable to common stockholders using the two-class method. The convertible preferred stock and warrants were included in the calculation for the period of time they were outstanding during the nine months ended September 30, 2014. They would not be reflected for the three months ended September 30, 2014 since they were converted in the second quarter. Accordingly, the net income (loss) attributable to common stockholders is derived from the net income (loss) for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the noncumulative dividends and allocations of earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stock did not have a contractual obligation to share in the Company’s losses. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. In periods when the Company has incurred a net loss, convertible preferred stock, options to purchase common stock and convertible preferred stock warrants are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Recent Accounting Pronouncements

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its financial statements will be material.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$109,155	$109,155	$—	$—
Certificates of deposit	204	—	204	—
Total	$109,359	$109,155	$204	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$32,472	$32,472	$—	$—
Certificates of deposit	180	—	180	—
Total	$32,652	$32,472	$180	$—
Liabilities:
Convertible preferred stock warrant liability	$6,456	$—	$—	$6,456
Total	$6,456	$—	$—	$6,456

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

The following table sets forth a summary of the changes in the estimated fair value of the Company’s preferred stock warrants which were measured at fair value on a recurring basis (in thousands):

Convertible Preferred Stock Warrant Liability
Balance at December 31, 2013	$6,456
Net increase in fair value of warrant liabilities upon revaluation	1,593
Reclassification of warrant liability to additional paid-in capital	(8,049)
Balance at September 30, 2014	$—

4. Collaboration and Licensing agreements

AstraZeneca AB (“AstraZeneca”)

Under the terms of the AstraZeneca collaboration partnership agreement, the Company received an up-front license fee of $35.0 million in October 2012 and a $15.0 million payment in December 2013, which are both being recognized as revenue on a straight-line basis over the estimated period of performance. The estimated period of performance is currently estimated to be December 2017, which was changed during the quarter ended September 30, 2014 from December 2016 due to the extension of the estimated completion date of all Phase 2 clinical trials. The expected period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of clinical studies. AstraZeneca reimburses the Company for its internal and external development-related costs. These reimbursements are recognized as collaborative development revenue when the development-related costs are incurred.

In May 2014, the Company received from AstraZeneca a $25.0 million payment as a result of the dosing of the first patient in the Phase 2b clinical trial in hyperphosphatemia. As the $25.0 million did not meet the criteria to be considered the achievement of a substantive milestone for accounting purposes, the amount was recorded as deferred revenue when received and is being recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca collaboration partnership agreement, which is currently estimated to be December 2017.

As of September 30, 2014, the Company was eligible to receive future contingent payments up to a total of $795.0 million, which is comprised of future development milestones up to an additional $197.5 million and launch, commercialization, and sales milestones up to an additional $597.5 million. The contingent payments are triggered upon the activities expected to be undertaken by AstraZeneca. Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestone. The Company will recognize revenue associated with non-substantive milestones upon achievement of the milestones if there are no undelivered elements and it has no remaining performance obligation. To the extent that non-substantive milestones are achieved and the Company has remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance.

For the three months ended September 30, 2014 and 2013, the Company recognized revenue of $4.8 million and $2.0 million, respectively, related to amortization of the up-front and other license fees, and $2.8 million and $4.6 million, respectively, for collaborative development services. For the nine months ended September 30, 2014 and 2013, the Company recognized revenues from the AstraZeneca collaboration partnership of $13.3 million and $6.0 million, respectively, related to amortization of the up-front and other license fees, and $10.8 million and $14.5 million, respectively, for collaborative development services. As of September 30, 2014 and December 31, 2013, the Company had total deferred revenue of $51.4 million and $40.3 million related to the AstraZeneca license agreement.

Sanofi SA (“Sanofi”)

Under the terms of the License Option and License Agreement with Sanofi, the Company granted Sanofi an exclusive worldwide license to conduct research utilizing the Company’s small molecule NaP2b inhibitors. In addition, Sanofi has the option to obtain an exclusive license to develop, manufacture and commercialize potential products under the agreement. Under the License Option and License Agreement, Sanofi is responsible for all of the costs and expenses for research and preclinical activities and, should it exercise its option, for the development and commercialization efforts under the program. Under the License Option and License Agreement, the Company received a payment of $1.25 million in March 2014, which was fully recognized as licensing revenue in May 2014 after the Company completed its obligation to provide to Sanofi the background know-how, listed patents, and materials described in the License Option and License Agreement.

The Company has the potential to earn future development, regulatory and commercial milestone payments of up to $196.8 million if Sanofi continues to advance the program into development and through commercialization. If a NaP2b inhibitor is commercialized by Sanofi as a result of this program, the Company will receive tiered royalties ranging from mid-single digits into the low double digits.

As part of the arrangement with Sanofi, the Company retains an option to participate in co-promotional activities in the United States. Future potential milestone payments do not meet the criteria to be considered substantive milestones, and therefore will be treated as other contingent consideration and recognized as revenue as they are achieved as the Company has no performance obligations under the License Option and License Agreement. No milestones have been received since the inception of the agreement.

5. Equity Incentive Plans

As of September 30, 2014, a total of 2,149,021 shares of common stock had been reserved for issuance under the 2008 Plan, and no shares are available for future grant.

The 2014 Equity Incentive Award Plan (“2014 Plan”) became effective on June 18, 2014, immediately prior to the time the Company’s Registration Statement on Form S-1 became effective. Under the 2014 Plan, 1,419,328 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards. In addition, 35,221 shares that had been available for future awards under the 2008 Plan as of June 18, 2014, were added to the initial reserve available under the 2014 Plan, bringing the total reserve upon the effective date of the 2014 Plan to 1,454,549. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2014 Plan will be increased by (i) the number of shares represented by awards outstanding under 2008 Plan on June 18, 2014, that are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, up to a maximum of 1,153,279 shares, and (ii) if approved by the Administrator of the 2014 Plan, an annual increase on the first day of each fiscal year beginning in 2015 and ending in 2024, equal to the lesser of (A) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 10,683,053 shares of stock may be issued upon the exercise of incentive stock options. The Company also adopted the 2014 Employee Stock Purchase Plan (ESPP) and initially reserved 202,762 shares of common stock as of its effective date of June 18, 2014. If approved by the Administrator of the ESPP, on the first day of each calendar year, beginning in 2015 and ending in 2024, the number of shares in the reserve will increase by an amount equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 2,230,374 shares of our common stock may be issued under the ESPP. Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a discount during a series of successive offering periods normally commencing on March 1 and September 1 of each year. The initial offering period commenced on September 1, 2014 and will end on February 28, 2015. No shares have been sold under the ESPP since its adoption.

The following table summarizes activity under the 2008 Plan and the 2014 Plan, including grants to nonemployees and restricted stock issued:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2013	3,914	1,162,829	$1.03
Options authorized under the 2008 Plan	33,333	—
Options authorized under the 2014 Plan	1,419,328	—
Options granted	(63,888)	63,888	13.95
Options cancelled	4,084	(4,084)	2.21
Options exercised or lapsed	—	(156,914)	0.61
Balances at September 30, 2014	1,396,771	1,065,719	$1.86	$13,162
Vested at September 30, 2014		653,666	$1.08	$8,583
Expected to vest at September 30, 2014		1,065,719	$1.86	$13,162

No options were granted during the three months ended September 30, 2014. The weighted-average grant-date estimated fair value of options granted during the nine months ended September 30, 2014 was $10.96 and during the three and nine months ended September 30, 2013 was $2.70 and $2.68 per share, respectively. The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock of $14.21 per share as of September 30, 2014.

Liability for Early Exercise of Stock Options

As of September 30, 2014 and December 31, 2013, there were 133,844 and 286,217 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at prices ranging from $0.27 to $1.08 per share. As of September 30, 2014 and December 31, 2013, the Company recorded $72,000 and $163,000, respectively, as liabilities associated with shares issued with repurchase rights.

Modification of Stock Awards

During the three months ended September 30, 2014, the Company entered into a Transition and Separation Agreement with its Chief Scientific Officer, Dominique Charmot, under which certain restricted shares that were subject to vesting and repurchase by the Company will become fully vested as of Dr. Charmot’s separation from the Company as an employee and director on December 23, 2014.  This will result in the acceleration of the vesting for 58,969 shares of restricted stock.   As a result of the acceleration, the Company has recorded a stock-based compensation charge of $203,000 during the three months ended September 30, 2014 and will record a charge of $633,000 during the quarter ending December 31, 2014 to reflect the revised service period for the restricted stock and related vesting of shares that would otherwise not have vested.

Stock-based Compensation

Total stock-based compensation recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$240	$57	$314	$156
General and administrative	82	32	170	123
Total	$322	$89	$484	$279

As of September 30, 2014 and December 31, 2013, there was $1.0 million and $549,000, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested share options with a weighted-average remaining recognition period of 1.4 and 1.8 years.

The fair value of stock option awards to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (years)	—	6.06	5.79	6.07
Volatility	—	99%	101%	98%
Risk-free interest rate	—	1.64%	1.77%	1.35%
Dividend yield	—	—%	—%	—%

6. Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of the unaudited basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$74	$(934)	$757	$(2,295)
Noncumulative dividends on convertible preferred stock	—	—	(757)	—
Net income (loss) attributable to common stockholders, basic and diluted	$74	$(934)	$—	$(2,295)
Basic shares:
Weighted average common shares outstanding	18,374,277	1,156,446	7,476,642	1,100,885
Diluted shares:
Weighted average effect of dilutive stock options	758,940	—	—	—
	19,133,217	1,156,446	7,476,642	1,100,885
Net income (loss) per share attributable to common stockholders:
Basic	$—	$(0.81)	$—	$(2.08)
Diluted	$—	$(0.81)	$—	$(2.08)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible preferred stock	—	11,517,222	—	11,517,222
Options to purchase common stock	63,888	1,211,855	1,065,719	1,211,855
Warrants to purchase convertible preferred stock	—	574,953	—	574,953
Total	63,888	13,304,030	1,065,719	13,304,030

7. Related Party Transactions

As part of the consulting arrangement with the spouse of an executive of the Company to provide research and development services related to clinical operations, the Company incurred expenses of $58,000 and $60,000 for services rendered during the three months ended September 30, 2014 and 2013, respectively and $190,000 and $186,000 for services rendered during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company owed $19,000 and $18,000, respectively, to the individual, which is recorded in accounts payable.

8. Facility Lease Commitment

In September 2014, the Company signed the second amendment to its facility lease agreement in Fremont, California to add space and to extend the lease term through September 2019. In addition, the amended lease agreement provides for a tenant improvement allowance of up to $600,000.  The extended lease has rent escalation clauses through the lease term. Rent increases, including the impact of a rent holiday and leasehold improvement allowance from the landlord, will be recognized as deferred rent and amortized on a straight-line basis over the term of the lease.

Under the terms of the lease agreement, the Company provided the lessor with an irrevocable letter of credit in the amount of $104,000. The lessor shall be entitled to draw on the letter of credit in the event of any uncured default by the Company under the terms of the lease.

The future minimum payments under the noncancelable operating lease at September 30, 2014, are as follows (in thousands):

Year ending December 31,	Amounts
2014 (remaining three months)	$209
2015	843
2016	868
2017	895
2018	921
2019	653
Total	$4,389

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic, small molecule therapeutics that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal, GI and metabolic diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which in preclinical and clinical studies has consistently demonstrated the ability to reduce the absorption of dietary sodium and phosphorus. To enhance our proprietary drug discovery and design platform, we have developed a cell-culture system to simulate gut tissues called the Ardelyx Primary Enterocyte and Colonocyte Culture System, or APECCS. We have also identified over 3,800 proteins on the inner surface of the gut, many of which we believe may be drug targets. In addition to tenapanor, we have discovered small molecule NaP2b inhibitors for the treatment of hyperphosphatemia in end stage renal disease, or ESRD, a program we have licensed to Sanofi S.A., or Sanofi. We are also independently advancing three other discovery and lead development programs focused in cardio-renal, GI and metabolic diseases.

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

Under the terms of the agreement with AstraZeneca, we received a $35.0 million upfront payment and we are eligible to receive up to $237.5 million in development milestones, of which we have received $40.0 million as of September 30, 2014. The $40.0 million in development milestones consists of a payment of $15.0 million that we received in December 2013 and a payment of $25.0 million that we received in May 2014 as a result of the dosing of the first patient in the Phase 2b ESRD clinical trial in hyperphosphatemia in April 2014. In addition to the $237.5 million in total development milestones, we are also eligible to receive up to $597.5 million in sales and launch milestones. Through September 30, 2014, we also received $32.2 million in reimbursement for our development efforts provided under the agreement. We are also eligible to receive incremental tiered royalties based on aggregate annual net sales of each licensed product starting in the high single digits and increasing to high teen percentages as annual net sales increase, subject to an increase related to our co-fund election, if we decide to make such an election.

We have identified the deliverables within the arrangement as a license to the technology, the initial supply of the compound of the licensed product for use in development, and ongoing development activities through completion of all Phase 2 clinical trials to be conducted with tenapanor, which are accounted for as a single unit of accounting. We have concluded that the license is not a separate unit of accounting. It does not have stand-alone value to AstraZeneca, separable from the development services to be performed pursuant to the agreement, as AstraZeneca is unable to use the license for its intended purpose without our performance of the development services, which includes the initial supply of the compound of the licensed product. As a result, we recognize revenue from the $35.0 million up-front payment on a straight-line basis over the period from the effective date of the agreement through the completion of all Phase 2 clinical trials to be conducted with tenapanor, which we currently estimate to be December 2017. During the third quarter of 2014, we extended the estimated period of performance from December 2016 to December 2017 due to the extension of the estimated completion date of all Phase 2 clinical trials. The expected period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of clinical studies.  In addition, we recognize revenue from the $15.0 million and the $25.0 million development milestone payments on a straight-line basis over the same estimated completion date.

In 2014, we entered into a License Option and License Agreement with Sanofi under which we granted Sanofi an exclusive worldwide license to conduct research utilizing our small molecule NaP2b inhibitors. In addition, Sanofi has the option to obtain an exclusive license to develop, manufacture and commercialize potential products under the agreement. Sanofi is advancing this program towards first-in-human clinical trials. Under our arrangement, Sanofi is responsible for all of the costs and expenses for research and preclinical activities and, should it exercise its option, for the development and commercialization efforts under the program. Under the License Option and License Agreement, we received an upfront payment of $1.25 million and are responsible for up to $0.2 million of patent costs, at which point any additional patent costs will be fully reimbursed to us by Sanofi. We have the potential to earn future development, regulatory and commercial milestone payments of up to $196.75 million if Sanofi continues to advance the program into development and through commercialization. If a NaP2b inhibitor is commercialized by Sanofi as a result of this program, we will receive tiered royalties ranging from the mid-single digits into the low double digits. As part of our agreement with Sanofi, we retain an option to co-promote licensed products in the United States. We recognized the $1.25 million to revenue after we completed the technology transfer deliverables in May 2014 pursuant to the License Option and License Agreement.

Our revenue to date has been generated from collaboration and license revenue pursuant to our license agreements with AstraZeneca, and Sanofi. We have not generated any commercial product revenue. As of September 30, 2014, we had accumulated deficit of $67.9 million. We have incurred significant losses in the past and may continue to incur significant losses in the future as we advance our unpartnered preclinical programs. The significance of future losses will be dependent in part on whether AstraZeneca continues to develop and advance tenapanor, and whether Sanofi exercises its option to obtain an exclusive license to develop, manufacture and commercialize our NaP2b inhibitors, which in either case would result in milestone payments to us. There can be no assurance that we will receive additional collaboration revenue in the future.

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

Prior to the execution of our license agreement with AstraZeneca in October 2012, we incurred $18.0 million in research and development expenses related to tenapanor. Following the execution of the license agreement and through September 30, 2014, we incurred $32.2 million in research and development expenses related to tenapanor, all of which are reimbursed by AstraZeneca under the license agreement. The reimbursements are recognized in collaborative development revenue in the Statement of Operations and Comprehensive Income (Loss).

The following table summarizes our research and development expenses during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Discovery research expense	$2,848	$2,031	$7,770	$5,792
AstraZeneca collaboration development expense	2,846	4,553	10,744	13,965
Total research and development expenses	$5,694	$6,584	$18,514	$19,757

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

General and Administrative

General and administrative expenses include personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs includes salaries, bonus, benefits and stock-based compensation. We have incurred, and expect to continue to incur, additional expenses as a result of being a public company following the completion of our IPO in June 2014, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increases in expenses for additional insurance, investor relations activities and other administration and professional services.

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

Provision for Income Taxes

We did not record a provision for income taxes for the three and nine months ended September 30, 2014 because we expect to generate a net operating loss for the year ending December 31, 2014. Our deferred tax assets continue to be fully offset by a valuation allowance.

Provision for income taxes for the 2013 periods consists of California state income taxes as we were required to pay the Alternative Minimum Tax for the $35.0 million upfront payment received from AstraZeneca in 2012.

Critical Accounting Polices and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Prospectus filed with the SEC on June 19, 2014.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Dollar Change
	2014	2013
		(In thousands)
Revenue:
Licensing revenue	$4,767	$1,989	$2,778
Collaborative development revenue	2,831	4,604	(1,773)
Total revenue	7,598	6,593	(1,995)
Operating expenses:
Research and development	5,694	6,584	(890)
General and administrative	1,823	895	928
Total operating expenses	7,517	7,479	38
Income (loss) from operations	81	(886)	967
Other expense, net	(7)	(13)	6
Income (loss) before provision for income taxes	74	(899)	973
Provision for income taxes	—	35	(35)
Net income (loss)	$74	$(934)	$1,008

Revenue

Licensing revenue for the three months ended September 30, 2014 was $4.8 million, an increase of $2.8 million, or 140%, compared to licensing revenue of $2.0 million for the three months ended September 30, 2013. The increase was primarily due to the amortization of deferred revenue from the $15.0 million development milestone payment we received in December 2013 related to the amendment to the AstraZeneca agreement and the $25.0 million development milestone payment we received in May 2014 related to the dosing of the first patient in the Phase 2b ESRD clinical trial in hyperphosphatemia in April 2014, which are both being recognized ratably over our expected period of performance under the agreement. The estimated period of performance is based on the completion of all of the Phase 2 clinical trials for tenapanor, which we currently estimate will be December 2017. This estimated period was extended during the third quarter of 2014 from December 2016. The expected period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of clinical studies.

Collaborative development revenue consists of our development expenses that are reimbursable to us by AstraZeneca as part of our license agreement. Collaborative development revenue for the three months ended September 30, 2014 was $2.8 million, a decrease of $1.8 million, or 39%, compared to $4.6 million for the three months ended September 30, 2013. The decrease was primarily because of a decrease in our development activities related to the clinical trials that are a part of the AstraZeneca agreement.

Research and Development

Research and development expenses were $5.7 million for the three months ended September 30, 2014, a decrease of $0.9 million, or 14%, compared to $6.6 million for the three months ended September 30, 2013. The decrease was primarily driven by a $1.7 million decrease in development activities related to tenapanor conducted by Ardelyx in accordance with the AstraZeneca agreement off set by discovery research expenses which increased by $0.8 million primarily due to an increase in our personnel costs resulted from increased headcount and CRO consultant service fees and lab supply expenses resulting from increased research activities for non-partnered programs.

General and Administrative

General and administrative expenses were $1.8 million for the three months ended September 30, 2014, an increase of $0.9 million, or 104%, compared to $0.9 million for the three months ended September 30, 2013. The increase was primarily due to an increase in personnel related expenses, an increase in operational costs as a result of our being a public company and an increase in use of professional services.

Comparison of the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Dollar Change
	2014	2013
		(In thousands)
Revenue:
Licensing revenue	$14,509	$5,967	$8,542
Collaborative development revenue	10,775	14,473	(3,698)
Total revenue	25,284	20,440	4,844
Operating expenses:
Research and development	18,514	19,757	(1,243)
General and administrative	4,401	2,830	1,571
Total operating expenses	22,915	22,587	328
Income (loss) from operations	2,369	(2,147)	4,516
Other expense, net	(19)	(42)	23
Change in fair value of preferred stock warrant liability	(1,593)	—	(1,593)
Income (loss) before provision for income taxes	757	(2,189)	2,946
Provision for income taxes	—	106	(106)
Net income (loss)	$757	$(2,295)	$3,052

Revenue

Licensing revenue for the nine months ended September 30, 2014 was $14.5 million, an increase of $8.5 million, or 143%, compared to total licensing revenue of $6.0 million for the nine months ended September 30, 2013. The increase was primarily due to the amortization of deferred revenue from the $15.0 million development milestone payment we received in December 2013 related to the amendment to the AstraZeneca agreement and the $25.0 million development milestone payment we received in May 2014 related to the dosing of the first patient in the Phase 2b ESRD clinical trial in hyperphosphatemia in April 2014, which are both being recognized ratably over our expected period of performance under the agreement. The estimated period of performance is based on the completion of all of the Phase 2 clinical trials for tenapanor, which we currently estimate will be December 2017. This estimated period was extended during the third quarter of 2014 from December 2016. The expected period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of clinical studies. The remaining increase was due to the $1.25 million we recognized in May 2014 pursuant to the Option and License Agreement with Sanofi.

Collaborative development revenue consists of our development expenses that are reimbursable to us by AstraZeneca as part of our license agreement. Collaborative development revenue for the nine months ended September 30, 2014 was $10.8 million, a decrease of $3.7 million, or 26%, compared to $14.5 million for the nine months ended September 30, 2013. The decrease was due to a decrease in our development activities primarily related to the clinical trials that are a part of the AstraZeneca agreement.

Research and Development

Research and development expenses were $18.5 million for the nine months ended September 30, 2014, a decrease of $1.2 million, or 6%, compared to $19.8 million for the nine months ended September 30, 2013. The change was due to a decrease in AstraZeneca collaboration development expense of $3.2 million which was primarily driven by the decrease in development activities related to tenapanor conducted by us under the license agreement with AstraZeneca offset by discovery research expenses that increased by $2.0 million primarily due to an increase in our personnel costs resulted from increased headcount in 2014 and CRO consultant service fees and lab supply expenses from increased research activities for non-partnered programs.

General and Administrative

General and administrative expenses were $4.4 million for the nine months ended September 30, 2014, an increase of $1.6 million, or 56%, compared to $2.8 million for the nine months ended September 30, 2013. The increase was primarily due to an increase professional services fees, an increase personnel related expenses and an increase in operational costs as a result of us being a public company.

Change in Fair Value of Preferred Stock Warrant Liability

Change in fair value of preferred stock warrant liability was $1.6 million for the nine months ended September 30, 2014, an increase of $1.6 million compared to zero for the nine months ended September 30, 2013. The increase was due to an increase in the fair value of our convertible preferred stock over the nine month period.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents totaling $112.0 million. In connection with our IPO, we received cash proceeds of $61.2 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO, we funded our operations primarily with cash flows from the sales of our convertible preferred stock in private placements and from the upfront payments and other collaboration related payments received from our collaboration partners AstraZeneca and Sanofi.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of September 30, 2014 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaboration partnerships. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in) operating activities	$17,189	$(9,096)
Cash used in investing activities	(824)	(278)
Cash provided by (used in) financing activities	61,244	(1)
Net increase (decrease) in cash and cash equivalents	$77,609	$(9,375)

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2014 was $17.2 million, consisting of net income of $0.8 million, non-cash charges of $0.2 million for depreciation and amortization expense, $0.5 million for stock-based compensation, $1.6 million for the change in the fair value remeasurement of our convertible preferred stock warrant liability and a net increase of $14.2 million in our net operating assets and liabilities. The changes in our net operating assets and liabilities was primarily due to a $11.1 million increase in deferred revenue which was mainly driven by the $25.0 million payment received in May 2014 in connection with our agreement with AstraZeneca offset by amortization of $14.5 million that was recognized as license revenue, a $3.8 million decrease in our accounts receivable due to the timing of payments received from AstraZeneca for reimbursable costs incurred under our licensing agreement and a $0.9 million increase in other accrued liabilities and accrued compensation benefits due to an increase in headcount, as well as a $0.3 million decrease in other assets, which was offset by a $1.3 million decrease in accounts payable due to timing of payments and a $0.7 million increase in prepaid expenses and other current assets related to advance payments made to vendors for clinical development activities.

Cash used in operating activities for the nine months ended September 30, 2013 was $9.1 million, consisting of a net loss of $2.3 million, which was partially offset by non-cash charges of $0.5 million for depreciation and amortization, $0.3 million for stock-based compensation and a net decrease of $7.6 million in our net operating assets and liabilities. The cash used as a result of the changes in our net operating assets and liabilities was due primarily to a $5.2 million decrease in deferred revenue which was mainly driven by the amortization of the $35.0 million up-front payment received in connection with our agreement with AstraZeneca, a $1.3 million increase in our accounts receivable due to the timing of payments received from AstraZeneca for reimbursable costs incurred under our licensing agreement and a $0.9 million increase in prepaid expenses and other assets related to advance payments made to vendors for clinical development activities. These changes were partially offset by a $1.0 million increase in our accounts payable due to the timing of payments.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2014 and 2013 of $0.8 million and $0.3 million was related to our acquisition of property and equipment related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 was due to the IPO proceeds of $61.2 million.

Contractual Obligations and Other Commitments

In September 2014, we entered into the second amendment to our facility lease agreement in Fremont, California to add space and extend the lease term through September 2019. The amended lease agreement calls for escalating rent payments over the 60 month term of the lease that range from $70,000 per month to $78,000 per month. As of September 30, 2014, the total minimum lease payments that we will make under the amended facility lease is $4.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

Recent Accounting Pronouncements

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time we may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. We have not yet selected a transition method nor have we determined the impact of the new standard on our financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for us in the first quarter of 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2014-15 on its financial statements will be material.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. We had cash and cash equivalents of $112.0 million as of September 30, 2014, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing our lead product candidate, tenapanor, and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products. We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2012 and 2013 was $9.8 million and $6.6 million, respectively. While we had a net income of $74,000 and $0.8 million, respectively, for the three and nine months ended September 30, 2014, this performance may not be indicative of future performance. As of September 30, 2014, we had an accumulated deficit of $67.9 million.

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

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our lead product candidate, tenapanor, and developing our proprietary drug discovery and design platform. As of September 30, 2014, we had working capital of $97.0 million, including capital resources consisting of cash and cash equivalents of $112.0 million. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates.

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

In October 2012, we entered into a license agreement with AstraZeneca granting it an exclusive worldwide license to our small molecule NHE3 inhibitor program, which includes our lead product candidate, tenapanor, for all indications. Under this agreement, AstraZeneca has responsibility for completing all nonclinical and clinical development and obtaining and maintaining regulatory approval for tenapanor from the FDA and regulatory agencies outside of the United States. Ultimately, if tenapanor is advanced through clinical trials and receives marketing approval from the FDA or comparable foreign regulatory agencies, AstraZeneca will be responsible for the commercialization of tenapanor, subject to our right to elect to participate in certain co-promotion activities in the United States. The potential for us to obtain future development milestone payments and, ultimately, generate revenue from royalties from tenapanor depends entirely on the successful development, regulatory approval, marketing and commercialization of tenapanor by AstraZeneca. In addition to the risks inherent in the development of a drug product candidate, our collaboration partnership with AstraZeneca may not be successful due to a number of important factors, including the following:

•

AstraZeneca has the unilateral ability to choose not to develop tenapanor for one or more indications for which it has been or is currently being evaluated, including the IBS-C indication with respect to which we recently announced positive Phase2b results, provided it pursues at least one indication, and AstraZeneca may choose to pursue an indication that is not in our strategic best interest or to delay the pursuit of, or forego an indication, even if clinical data is supportive of further development for such indication;

•

AstraZeneca’s strategic withdrawal from selling gastrointestinal, or GI, products and the differing treatment of the IBS-C indication in our agreement implies that AstraZeneca may choose not to develop the IBS-C indication even though our recently announced Phase 2b clinical data in IBS-C patients indicated that at the 50 mg twice daily dose, the study met its primary efficacy endpoint;

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating. We and AstraZeneca have experienced a delay in the enrollment of the ongoing Phase 2a clinical trial in CKD patients due to the restrictive eligibility criteria, and, although our efforts to increase enrollment by initiating new sites and amending the protocol have resulted in increased enrollment, there can be no assurances that our efforts will continue to be successful in increasing the rate of enrollment to complete this study on time.

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

We have developed a proprietary drug discovery and design platform to enable the identification, screening, testing, design and development of new product candidates, and we recently enhanced this platform with the addition of APECCS. We plan to utilize APECCS to identify new and potentially novel targets in the GI tract. We have also identified over 3,800 proteins on the inner surface of the gut, many of which we believe may be drug targets. However, there can be no assurance that APECCS will work or that any of these potential targets or other aspects of our proprietary drug discovery and design platform will yield product candidates that could enter clinical development and, ultimately, be commercially valuable.

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor, or our other product candidates, would compete against existing treatments. For example, tenapanor will, if approved, compete directly with phosphate binders for the treatment of hyperphosphatemia in patients with ESRD, including sevelamer hydrochloride (Renagel) and sevelamer carbonate (Renvela), which were launched by Genzyme. Impax Laboratories, Inc. launched an authorized generic version of sevelamer carbonate in April 2014 and is expected to launch a generic version of sevelamer hydrochloride. In addition to the currently marketed phosphate binders, Keryx has received FDA approval for Ferric Citrate, an iron-based binder, that is also approved in Japan and we are aware of fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health.

While there are no treatments for CKD that have been proven to reverse the disease we are aware of certain investigational drugs that were being developed for delaying kidney decline as measured by estimated glomerular filtration rate, or eGFR. Among other products, Concert Pharmaceuticals is developing CTP-499 which showed protective effects on kidney function at 48 weeks in a Phase 2 clinical trial in patients with CKD and type 2 diabetes.

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

We are highly dependent on the services of our President and Chief Executive Officer, Michael Raab, and our Vice President of Drug Development, David Rosenbaum, Ph.D., and we recently announced the retirement of our Chief Scientific Officer, Dominique Charmot, Ph.D. If we are not able to retain Mr. Raab or Dr. Rosenbaum, or recruit additional management, clinical and scientific personnel, including a suitable replacement for Dr. Charmot, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon Michael Raab, our President and Chief Executive Officer, and David Rosenbaum, Ph.D., our Vice President of Drug Development. The loss of services of any of these individuals could delay or impair the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. Although we have entered into employment agreements with our senior management team, including Mr. Raab and Dr. Rosenbaum, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected.  In addition, we recently announced that Dominique Charmot, Ph.D., our Chief Scientific Officer, will retire from the company in December 2014.  We have not hired a new Chief Scientific Officer or identified a suitable candidate for our new Chief Scientific Officer and there can be no assurance that one will be identified and hired in an optimal time frame, or that if identified, we will be able to attract and retain such candidate.

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

As of September 30, 2014, we had 35 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, preclinical and clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale in connection with our IPO lapse, the trading price of our common stock could decline. As of September 30, 2014, we had 18,533,605 shares of common stock outstanding. Of those shares, 4,101,632 shares sold in our IPO are freely tradable, without restriction (except as otherwise applicable), in the public market. The remaining 827,268 shares sold in our IPO are subject to the lock-up agreements pertaining to our IPO.

The lock-up agreements pertaining to our IPO will expire on December 15, 2014. After the lock-up agreements expire, as of September 30, 2014, up to an additional 14,431,973 shares of common stock will be eligible for sale in the public market, 8,444,284 of which are held by current directors, executive officers and other affiliates and may be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of September 30, 2014, 931,875 million shares of common stock that are subject to outstanding options, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 12.4 million shares of our outstanding common stock as of September 30, 2014, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately two-thirds of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

None.

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

The net proceeds from the IPO have been invested in money market funds.

There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus relating to our IPO.

ITEM 3.	Defaults upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014	4.2

10.1(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan.	S-8	7/14/2014	99.3

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(b)

10.1(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6.(c)

10.2#	Form of Indemnification Agreement for directors and officers.	S-1/A	6/9/2014	10.7

10.3#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab.	S-1/A	6/9/2014	10.8

10.4#	Change in Control Severance Agreement, dated as of June 6, 2014, by and between Ardelyx, Inc. and Dominique Charmot, Ph.D.	S-1/A	6/9/2014	10.9

10.5#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Mark Kaufmann.	S-1/A	6/9/2014	10.15

10.6#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.16

10.7#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Jeffrey Jacobs, Ph.D.	S-1/A	6/9/2014	10.16

10.8#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and George Jue.	S-1/A	6/9/2014	10.18

10.9#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.19

10.10#	Transition and Separation Agreement, dated September 4, 2014, by and between Ardelyx, Inc. and Dominique Charmot, Ph.D.	8-K	9/9/2014	10.2

10.11#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan.	S-8	7/14/2014	99.6

10.12#	Non-Employee Director Compensation Program.	S-1/A	6/9/2014	10.21

10.13	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8-K	9/9/2014	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.
Date: November 7, 2014	By:	/s/ Michael Raab
Michael Raab President Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014	4.2

10.1(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan.	S-8	7/14/2014	99.3

10.1(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(b)

10.1(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(c)

10.2#	Form of Indemnification Agreement for directors and officers.	S-1/A	6/9/2014	10.7

10.3#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab.	S-1/A	6/9/2014	10.8

10.4#	Change in Control Severance Agreement, dated as of June 6, 2014, by and between Ardelyx, Inc. and Dominique Charmot, Ph.D	S-1/A	6/9/2014	10.9

10.5#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Mark Kaufmann.	S-1/A	6/9/2014	10.15

10.6#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.16

10.7#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Jeffrey Jacobs, Ph.D.	S-1/A	6/9/2014	10.17

10.8#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and George Jue.	S-1/A	6/9/2014	10.18

10.9#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and David Rosenbaum, Ph. D.	S-1/A	6/9/2014	10.19
10.10#	Transition and Separation Agreement, dated September 4, 2014, by and between Ardelyx, Inc. and Dominique Charmot, Ph.D.	8-K	9/9/2014	10.2

10.11#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan.	S-8	7/14/2014	99.6

10.12#	Non-Employee Director Compensation Program.	S-1/A	6/9/2014	10.21
10.13	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8-K	9/9/2014	10.1

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.