Form 10-K
period 2014-12-31
ARDELYX, INC.
filed 2015-03-05
CIK 1437402

=

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36485

Ardelyx, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1303944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
34175 Ardenwood Blvd., Suite 200 Fremont, California	94555
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 745-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐     NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO   ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2014, based on the last reported sales price of the Registrant’s common stock of $15.97 per share was $96,062,968.

The number of shares of Registrant’s Common Stock outstanding as of February 26, 2015 was 18,598,133.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days after the close of the Registrant’s 2014 fiscal year, are incorporated by reference into Part III of this Report.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	AstraZeneca’s decisions with respect to its future development of tenapanor;
●	the timing of data from the ongoing Phase 2a trial of tenapanor and the timing of commencement of the Phase 3 development program of tenapanor;
●	our receipt of future milestone payments from our collaboration partners, and the expected timing of such payments;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;
●

the likelihood and our expectations that we elect to exercise our co-promotion rights with respect to tenapanor or an NaP2b inhibitor product, or exercise our co-fund rights with respect to the first Phase 3 clinical development program for tenapanor;

●	the likelihood and potential for Sanofi to exercise its option to exclusively license our NaP2b inhibitor program;
●	our ability to maintain existing and our intention to establish new collaboration partnerships;
●	our ability to identify and validate targets and novel drug candidates using our proprietary drug discovery and design platform including APECCS;
●	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
●	the timing or likelihood of regulatory filings, approvals and commercialization for our product candidates, including tenapanor and our NaP2b inhibitors;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering tenapanor and our NaP2b inhibitors;
●	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	our financial performance; and
●	developments and projections relating to our competitors and our industry.

These forward-looking statements relate to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future-growth. Given these uncertainties, you should not place undue reliance upon these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to certain uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise specifically stated, we obtained this industry, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

Unless the context requires otherwise, in this Annual Report on Form 10-K the terms “Ardelyx”, “we,” “us,” “our” and “the Company” refer to Ardelyx, Inc.

Ardelyx® and our logo are some of our trademarks used in this Annual Report on Form 10-K.   We also use trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, these trademarks and tradenames referred to appear without the ® and ™ symbol, but, in the case of our trademark and tradenames, those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, to our trademarks or tradenames.

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic, small molecule therapeutics that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal, GI and metabolic diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which in clinical studies has demonstrated the ability to improve the symptoms of constipation-predominant irritable bowel syndrome, or IBS-C, and to reduce the absorption of both dietary sodium and phosphorus, which are key factors in the progression of kidney disease. In 2012, we entered into a collaboration partnership with AstraZeneca AB, or AstraZeneca, for the worldwide development and commercialization of tenapanor. AstraZeneca is responsible for all development and commercialization costs for tenapanor and we have retained an option to co-promote in the United States. Together with AstraZeneca, we have completed a Phase 2b clinical trial evaluating tenapanor in patients with IBS-C.  Results from the study demonstrated statistically significant and clinically meaningful improvements for IBS-C patients compared to patients receiving placebo, and at the twice daily 50 mg dose, the study met its primary endpoint.  We and AstraZeneca, have also completed a Phase 2b clinical trial evaluating tenapanor in treating hyperphosphatemic patients with chronic kidney disease on dialysis, or CKD-5D, and the study met its primary endpoint of lowering serum phosphate.  In this study, the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based on previous clinical trials. Higher discontinuations rates due to diarrhea were observed primarily in the 30mg once daily and 30mg twice daily dose groups. We plan to announce results of a Phase 2a trial in patients with late-stage chronic kidney disease, or CKD, during the second quarter of 2015.

In February 2014, we licensed to Sanofi S.A., or Sanofi, our program evaluating small molecule NaP2b inhibitors for the treatment of hyperphosphatemia in CKD-5D. We are also independently advancing other discovery and lead development programs focused in cardio-renal, GI and metabolic diseases.

We continue to evolve our proprietary drug discovery and design platform. As part of this platform, we have developed a cell-culture system that simulates gut tissue, which we refer to as Ardelyx Primary Enterocyte and Colonocyte Culture System, or APECCS. We have ongoing work to identify human gastrointestinal tract-specific RNA transcripts and proteins and thus far have identified over 3,800 proteins on the inner surface of the gut, many of which we believe may be drug targets.

Tenapanor is a minimally-absorbed, small molecule that acts locally in the gastrointestinal tract to inhibit the sodium transporter NHE3 and reduce sodium uptake from the gut. We and AstraZeneca have evaluated or are evaluating tenapanor in fourteen human clinical studies in over 1,000 individuals to date, including the following Phase 2 studies:

•

Phase 2b in IBS-C patients: We announced positive results from this study in October 2014. At the twice daily 50 mg dose of tenapanor, the study met its primary efficacy endpoint of an increase in the complete spontaneous bowel movement (CSBM) responder rate. Most secondary endpoints, including abdominal pain, the overall responder rate and other abdominal and IBS-C symptoms, demonstrated statistically significant and clinically meaningful improvements.

•

Phase 2b in CKD-5D patients with hyperphosphatemia: We announced results from this clinical trial in February 2015. In the study, there was a statistically significant dose-related decrease in serum phosphate levels for tenapanor-treated patients compared to patients receiving placebo (p=0.012).  It was noted, however, that the rate of diarrhea and the rate of discontinuations due to diarrhea were higher than expected based on previous clinical trials. Higher discontinuations rates due to diarrhea were observed primarily in the 30mg once daily and 30mg twice daily dose groups. The overall safety profile remains consistent with that observed in previous tenapanor trials.

•

Phase 2a Stage 3 CKD patients with type 2 diabetes mellitus, albuminuria and high blood pressure: This Phase 2a randomized, double-blind, placebo-controlled clinical trial in 154 patients to evaluate the effects of tenapanor on kidney function and fluid overload has completed enrollment. The results of this clinical trial are expected in the second quarter of 2015.

We believe the market opportunity for tenapanor for these three potential patient populations is significant. We believe there are approximately 4.4 million individuals in the United States with IBS-C. Additionally, we estimate, based on the utilization of phosphate binders, the only approved therapies for hyperphosphatemia, that there are approximately 270,000 hyperphosphatemic patients with CKD-5D in the United States. The worldwide market for phosphate binders in 2011 was reported to be $1.5 billion and is projected to reach $2.3 billion by 2015. We believe there are approximately 1.8 million patients in the United States that have late-stage, or stage 3b or stage 4 CKD with type 2 diabetes, or diabetic nephropathy.

Under our agreement, AstraZeneca has the right to determine which indications it will continue to develop. AstraZeneca has the right to elect to develop one, two or all three of the indications, and AstraZeneca has the right to terminate the agreement upon written notice to us.   If AstraZeneca determines that it will advance any one of the indications forward into a Phase 3 clinical trial, we would receive a royalty payment of $50.0 million.  In addition, we would receive a $20.0 million development milestone if AstraZeneca determines to move forward with the development of tenapanor by commencing a Phase 2b or Phase 3 clinical study in any of the indications; provided that this milestone payment would be a $10.0 million payment if AstraZeneca decides to move forward with only the IBS-C indication.

Utilizing our proprietary drug discovery and design platform, we are pursuing other internal discovery and lead-development programs that are currently in the research phase. While we have identified molecules that exhibit attributes of the activity we are seeking in each of the following programs, we have not yet selected a lead molecule in these programs.

•

NaP2b Program: We have discovered novel NaP2b inhibitors for the treatment of hyperphosphatemia in CKD-5D patients by inhibiting the active absorption of phosphorus. In February 2014, we entered into an option and license agreement with Sanofi under which we granted Sanofi an exclusive worldwide license to conduct research utilizing our small molecule NaP2b inhibitors. Sanofi has the option to obtain an exclusive license to develop, manufacture and commercialize our NaP2b inhibitors. Under our arrangement, Sanofi is responsible for all of the costs and expenses for research and preclinical activities and, should it exercise its option, for the development and commercialization efforts under the program, while we retain an option to co-promote licensed products in the United States.

•

RDX009 Program: Our focus is the discovery and development of minimally-absorbed TGR5 agonists that stimulate GLP-2 and GLP-1 and have the potential when used in combination with a DPP4 inhibitor to treat inflammatory bowel disease, or IBD, short bowel syndrome or non-alcoholic steatohepatitis, or NASH.

•

RDX013 Program: Our focus is the discovery and development of drug candidates to treat hyperkalemia, or elevated serum potassium, commonly seen in CKD-5D patients and in patients with less severe CKD prior to dialysis.

Our operations to date have been funded by $56.2 million in equity investments primarily from leading venture capital investment firms, $76.3 million in upfront and development milestone payments from our collaboration partners AstraZeneca and Sanofi and $61.2 million net proceeds from our IPO in June 2014.

Our Proprietary Drug Discovery and Design Platform

Our platform is comprised of proprietary know-how and drug discovery and design tools such as APECCS. This platform enables us, in a rapid and cost-efficient manner, to discover and design novel drug candidates that work exclusively in the GI tract to treat cardio-renal, GI and metabolic diseases. By targeting receptors and transporters localized in the GI tract, we can modulate important functions of the gut, such as absorption of specific nutrients and minerals, or the gut’s various hormonal functions, to treat and prevent diseases while avoiding systemic toxicities.

Benefits of our Platform versus Traditional Drug Discovery

Traditional small molecule drug discovery and design focuses on drugs that are rapidly absorbed in the GI tract. Once absorbed, those molecules typically need to survive the first-pass metabolism that occurs in the liver in order to arrive at the targeted cells or tissues and provide the desired benefit or effect. Compared to the traditional approach employed by the pharmaceutical industry to develop systemic drugs, we believe our proprietary drug discovery and design platform has several key benefits:

•

Exploits the natural functions of the gut to affect disease. The gut is not a passive organ. It is lined with a variety of cell types that actively control the absorption of nutrients and minerals from the diet and serves to assist in the balance of those in the body. The gut also functions as an endocrine gland, causing the release of hormones in response to various stimuli. Additionally, the gut has multiple ways to communicate with the immune system and central nervous system. Our platform allows us to discover and validate targets, and to design drugs to modulate these targets and active functions of the gut in order to prevent and treat disease. With our drug candidates, we can stimulate receptors in the gut to increase the release of endogenous hormones to take advantage of their natural effect on diseases and conditions. We have identified over 3,800 human gastrointestinal tract-specific RNA transcripts and proteins on the inner surface of the gut, many of which we believe may be drug targets.

•

Results in drug candidates with a superior safety profile that remain minimally-systemic. Traditional approaches to drug development require the design of molecules to elicit an effect in a particular area or tissue of the body. To do this, those molecules must be absorbed into the bloodstream thereby exposing many or all tissues to the drug and potentially to the drug’s metabolites. Drug and metabolite exposure in tissues not relevant to treating the intended disease or condition increases the chance of unwanted side effects. We avoid this systemic exposure by limiting the penetration of our drug candidates through the gut and into the bloodstream or by ensuring rapid metabolism in the blood. We believe that our approach minimizes the possibility that our drugs may bind to or affect unintended targets in the body, reducing the potential for untoward side effects.

•

Reduces discovery time. Because our drug candidates are designed to be minimally-systemic and work locally, we avoid the time that is dedicated in traditional drug discovery to designing molecules to achieve adequate bioavailability and avoid undesirable off-target side effects, while still providing the desired pharmacologic response. When animal studies confirm that one of our drug candidates is minimally-systemic and we observe minimal metabolism of the candidate in the gut with the use of our discovery platform tools, we have a high degree of certainty that the drug candidate will reach our intended target on the surface of the gut when administered orally.

•

Promotes efficient phenotypic screens. Our platform, particularly as enhanced with APECCS, allows us to conduct efficient phenotypic screening as the cell system used for screening is a better representation of the GI as compared with other technologies. The in vitro activity of selected hits is believed to be more predictive of in vivo activity compared to more traditional approaches.

How our Proprietary Drug Discovery and Design Platform Works

Our platform allows us to identify and design novel minimally-systemic drug candidates to treat cardio-renal, GI and metabolic diseases.

•

Identify: We identify and evaluate receptors and transporters on the epithelia of the GI tract that may impact diseases and we use a suite of techniques to characterize cell functions such as protein imaging and pharmacological probes in order to confirm that such targets are found on cells of the lumen, or inside surface, of the intestines. Using our scientific expertise and specialized know-how, along with traditional screening methodologies, we identify starting chemistries that have the potential to engage actively with the targeted receptor or transporter. These starting tool compounds are often absorbed into the bloodstream and have undesirable properties but serve the purpose of confirming the presence of the target we are pursuing. We use medicinal chemistry techniques to optimize potency and target engagement to eliminate or limit off-target activity and improve various drug properties of the compound.

•

Minimally-systemic: We use our medicinal chemistry expertise, together with a suite of tools and capabilities we have developed to test and monitor the minimally–systemic qualities of our drugs. We then transform the optimized tool compounds into pre-lead drug candidates that have low systemic availability, low gastric and intestinal metabolism, favorable drug properties such as solubility and stability, and that affect the desired biological response in animals. These pre-lead molecules are then optimized in all respects to create lead molecules that can enter IND-enabling studies.

•

APECCS: APECCS, our novel cell-based system, involves the biopsy of various segments of the gut and the growth of those cells under proprietary conditions to maintain, to the extent possible, the integrity and functionality of the various cell types and substructures. We have developed this into a miniaturized format that allows us to utilize it for cell based drug screening. In addition to using APECCS in the design of our small molecule drug candidates, we use the APECCS technology to measure epithelial transport of ions and nutrients and to screen compounds to identify potential disease modulators such as inhibitors or activators using phenotypic screening. APECCS has the potential to allow us to identify novel targets, mechanisms of action and physiology as well as provide us an early understanding of how identified compounds may interact with specific gut tissues. In addition, we believe that APECCS may also provide us with a clear path to translate cell-based observations into in vivo rodent models and ultimately into human clinical studies.

Our Strategy

Our goal is to be a leader in the discovery, development and commercialization of innovative, minimally-systemic, small molecule therapeutics that work exclusively in the GI tract to treat cardio-renal, GI and metabolic diseases. Our strategy involves the following:

Advance tenapanor into late-stage and pivotal clinical trials. We are actively involved with AstraZeneca in the development efforts for tenapanor, and we participate in the strategic and operational management of the global tenapanor program.  We are focused on rapidly and efficiently advancing this program.

Use non-dilutive financing from our existing collaboration partnerships and the proceeds from our initial public offering to expand our product pipeline and advance our earlier-stage product candidates into clinical trials. As of December 31, 2014, we have received $76.3 million in non-dilutive funding from our collaboration partners, AstraZeneca and Sanofi. If we achieve our milestones in these agreements, we would receive additional significant non-dilutive funding. We plan to use these payments to continue our discovery and development efforts for our clinical and preclinical product candidates and to expand our product pipeline, including through the potential acquisition or in-license of other products. In addition, we will continue to evaluate new collaboration partnerships to enhance the discovery, development or commercialization of other product candidates in our product pipeline.

Leverage our technological capabilities and drug discovery and design platform to expand our product pipeline. We have developed a unique approach to discover and develop new agents to treat diseases involving the exploitation of receptors and targets on the epithelia of the GI tract that affect related biology to treat disease. We have built a suite of tools, knowledge and capabilities around this approach and have leveraged such tools for the discovery of NHE3 inhibitors such as tenapanor, NaP2b inhibitors, TGR5 agonists and other drug candidates in our pipeline. We have developed APECCS to augment and help streamline the approach.  We plan to leverage these tools, capabilities and know-how to discover, develop and commercialize new first-in-class drugs that treat cardio-renal, GI and metabolic diseases.

Develop commercial capabilities. With the co-promotion rights under the AstraZeneca and Sanofi partnerships, along with the commercial expertise of our management team, we are well-positioned to develop a commercial presence in renal and GI diseases and expect to develop U.S. commercial capabilities.   Assuming that one or both of our collaboration partners continue to advance the programs into Phase 3 clinical development and assuming the receipt of positive Phase 3 results, we expect to exercise our right to co-promote one of our drug candidates with AstraZeneca or Sanofi, either of which would provide financial support that would assist us in building a specialty sales and marketing team for this purpose. We also may develop additional commercial capabilities in connection with other opportunities we choose to pursue.

Leverage our management team’s drug development and commercialization expertise to identify and secure complementary in-licensing opportunities. Our management team has significant experience in the development and commercialization of products in the cardio-renal, GI and metabolic fields in which we operate. We intend to leverage this expertise to pursue additional in-licensing opportunities that expand our product pipeline within relevant therapeutic fields.

Our Product Pipeline

The following table summarizes key information about our product candidates:

Tenapanor

Summary of tenapanor

Tenapanor has demonstrated the ability to improve the symptoms of IBS-C and to reduce the absorption of both dietary sodium and phosphorus, which are widely recognized as key factors in the progression of kidney disease. In addition to the evaluation of tenapanor for the treatment of IBS-C, we and AstraZeneca have completed a Phase 2b clinical trial evaluating the potential for tenapanor in the treatment of hyperphosphatemic patients with end-stage renal disease, or ESRD on dialysis, also known as CKD-5D. A Phase 2a clinical trial is currently being conducted in order to understand the potential impact tenapanor may have on markers of kidney disease and fluid status in CKD stage 3, or CKD-3 patients.

Tenapanor is a minimally-absorbed, small molecule that acts locally in the gastrointestinal tract to inhibit the NHE3 transporter and reduce sodium uptake from the gut. In vitro studies have shown that tenapanor is a potent inhibitor of human NHE3 and specific for NHE3 versus other transporters such as NHE1, NHE2 and NaP2b. When radiolabeled tenapanor was administered orally to rats, we demonstrated that approximately 98% of the administered dose was recovered, unchanged, in feces, indicating that no substantial metabolism occurred and that the drug was minimally-absorbed. In human studies of orally-administered tenapanor, the drug was detected in the blood in only 0.7% of more than 3,000 collected serum samples, and even in those, at very low levels (< 1.5 ng/mL). Results from a human ADME study demonstrated that tenapanor is minimally-absorbed.  In such study, inactive metabolites were identified in plasma samples that were approximately 9% of the parent compound. Tenapanor is stable at room temperature and has been formulated into small tablets ranging in strength from 1 mg to 50 mg.

We have administered tenapanor to over 1,000 subjects to date including 347 healthy volunteers, 417 IBS-C subjects and about 255 patients with CKD and ESRD. Tenapanor has been administered in a single dose of up to 900 mg and for a period of up to 3 months at 100 mg/day. The most common side effects, generally observed in all clinical trials, consistent with the minimally-absorbed exaggerated GI pharmacology of the drug were loose stools and diarrhea.

In animal studies and Phase 1 studies in healthy adult volunteers where fecal sodium was measured, we observed that tenapanor has a significant effect on the diversion of dietary sodium into the stool. In addition, in IBS-C patients, we saw that tenapanor elicited the expected pharmacological effect of increased fecal fluid that results from the inhibition of sodium absorption. The sodium effect of tenapanor is related to its interaction with NHE3. NHE3 is a sodium-proton exchanger located on the epithelia or surface of the intestinal lumen. NHE3 is also located on absorptive cells of the nephrons (structural units of the kidney that filter the blood). Its role is to absorb sodium into the body from the intestine or, alternately, re-absorb it from the filtered plasma in the kidney in order to maintain sodium balance in the body. The net flow of sodium (and chloride through other means) from the intestines also results in the complementary absorption of intestinal water to maintain a constant blood sodium concentration.

In preclinical studies with tenapanor, we observed that, in addition to diverting sodium into the stool, tenapanor also inhibited the absorption of phosphorus, and in several Phase 1 studies in healthy adults, we observed that tenapanor has a significant effect on the diversion of dietary phosphorus into the stool. In in vitro studies we determined that tenapanor does not directly inhibit NaP2b or PiT1, both of which are phosphorus transporters in the gut.

Tenapanor for treating IBS-C

In October 2014, we announced the positive results of our Phase 2b clinical study evaluating tenapanor in 371 IBS-C patients.  Results from this study demonstrated statistically significant and clinically meaningful improvement in IBS-C symptoms for tenapanor-treated patients compared to patients receiving placebo. At the twice daily 50 mg dose, the study met its primary efficacy endpoint of an increase in the CSBM responder rate. Most secondary endpoints, including the overall responder rate, the abdominal pain responder rate, and other abdominal and IBS-C symptoms, demonstrated statistically significant and clinically meaningful improvements. Tenapanor was well-tolerated, and the safety results were consistent with those observed in previous tenapanor trials.

IBS-C is a GI disorder in which abdominal pain or discomfort is associated with constipation, which significantly affects the health and quality of life of affected patients. It is unknown what causes IBS-C. There is no specific test or biomarker for IBS-C and therefore, its presence is diagnosed by symptoms and by eliminating other disorders. IBS-C is very similar to chronic constipation and it is clinically distinguished by a significant pain component.

Clinical data supporting tenapanor in IBS-C

We conducted a Phase 2b clinical trial in IBS-C patients and announced results from that study in October 2014. The clinical trial was a randomized, double blind, placebo-controlled, multi-center study to evaluate the safety and efficacy of three dose levels of tenapanor in 371 subjects with IBS-C as defined by the Rome III criteria and who had active disease as determined during a two-week screening period. Subjects who qualified and who were randomized into the study received 5, 20, or 50 mg of tenapanor or placebo twice daily for 12 consecutive weeks. At the end of this treatment period, subjects were followed for an additional 4 weeks. The results were reported on an intent-to-treat basis.

The primary endpoint, CSBM responder rate, was achieved in 60.7% of patients receiving tenapanor 50 mg twice daily versus 33.7% receiving placebo (p<0.001). A CSBM responder was defined as a patient who had an increase of greater than or equal to one CSBM from baseline during 6 out of 12 weeks. We also measured a more stringent CSBM response where a responder was defined as a patient who an increase of greater than or equal to one CSBM from baseline and had three or more CSBMs per week during 9 out of 12 weeks.  The CSBM 9 of 12 week responder rate was achieved in 23.8% of patients receiving tenapanor 50 mg twice daily versus 7.9% receiving placebo (p<0.004).

An abdominal pain responder was achieved in 65.5% of patients receiving tenapanor 50 mg twice daily versus 48.3% receiving placebo (p<0.026). An abdominal pain responder was defined as a patient who experienced at least a 30% decrease in abdominal pain from baseline for 6 of 12 weeks. We also measured a more stringent abdominal pain responder rate where a responder was defined as a patient who experienced at least a 30% decrease in abdominal pain from baseline for 9 of 12 weeks. The abdominal pain 9 of 12 responder rate was achieved in 48.8% of patients receiving tenapanor 50 mg twice daily versus 31.5% receiving placebo (p<0.022).

The overall responder rate, or dual composite endpoint percent, was achieved in 50% of patients receiving tenapanor 50 mg twice daily versus 23.6% receiving placebo (p<0.001). An overall responder was defined as a patient who was a CSBM responder and an abdominal pain responder during the same week for 6 of 12 weeks. We also measured a more stringent overall responder rate where a responder was defined as a patient who was both a CSBM responder and an abdominal pain responder during the same week for 9 of 12 weeks. The overall 9 of 12 week responder rate was achieved in 20.2% of patients receiving tenapanor 50 mg twice daily versus 6.7% receiving placebo (p<0.01).

Most other secondary endpoints measured also demonstrated significant improvements for patients receiving 50 mg tenapanor twice daily compared to placebo-treated patients.

A dose response relationship among all doses was observed in the primary endpoint, as well as in most secondary endpoints, although statistical significance was not achieved at the 5 mg or 20 mg doses. Additionally, the activity of tenapanor was maintained throughout the entire 12-week treatment period.

Tenapanor was well-tolerated in these patients, and the safety results were consistent with those observed in previous tenapanor trials. The most common adverse events at 50 mg twice daily (greater than or equal to 5%) that occurred more frequently in tenapanor-treated patients compared to placebo-treated patients were diarrhea at 11.2% vs. 0%, and urinary tract infections at 5.6% vs. 4.4%. Overall rates of discontinuation due to adverse events were 4.5% for the tenapanor-treated patients (50 mg twice daily) and 3.3% for the placebo-treated patients. Based on the analysis of plasma samples tested as part of the study, the minimally-absorbed nature of tenapanor was confirmed.

Size of the IBS-C market

Based on reports in the literature regarding the prevalence of IBS in the U.S. population and the percentage of individuals who have IBS-C as opposed to other forms of IBS, we estimate that approximately 1.4% of the U.S. population has IBS-C, or about 4.4 million individuals. Of those, approximately 1.0 million patients have been diagnosed with IBS-C. Additionally, there are about 6.6 million IBS-C patients in Europe and about 3.4 million in Japan. The per-patient economic burden of IBS-C is estimated to be $1,500 to $7,500 per year in direct costs and $800 to $7,700 per year in indirect costs, implying the total burden in the United States is $2 billion to $15 billion.

Limitations of current products for IBS-C

Numerous treatments exist for the constipation component of IBS-C, many of which are over-the-counter. We are aware of two prescription products marketed for IBS-C, Linzess (linaclotide) marketed by Ironwood Pharmaceuticals and Actavis and Amitiza (lubiprostone) marketed by Sucampo and Takeda. In Phase 3 clinical trials of Linzess in IBS-C patients, up to 19.8% more patients receiving Linzess than placebo reached the primary endpoint, overall responder rate, indicating a significant response during 6 out of 12 weeks of treatment. In these studies, Linzess caused diarrhea in up to 20% more patients than placebo.

Tenapanor’s competitive advantage in IBS-C

We believe that tenapanor may offer a significant benefit over currently marketed drugs like Amitiza and Linzess, due in part, to the potential to adjust the dose and/or dose frequency of tenapanor in order to optimize its efficacy and minimize diarrhea. The data we have generated in both animal and human studies have suggested that the effect of tenapanor for the treatment of IBS-C can be modulated by adjusting its dose and dose frequency.

In our Phase 1 clinical trials in healthy adults, we observed a consistent and gradual increase of fecal sodium when the once daily dose was increased from 3 mg to 100 mg, and we observed an approximate doubling of fecal sodium when the frequency of dosing was increased to twice daily. In all of our studies, we have seen that stool form change correlates with the amount of sodium diverted. In our Phase 2a clinical trial in IBS-C patients, we dosed up to 100 mg once daily and observed activity consistent with an IBS-C drug and an incidence of diarrhea, a significant limitation of other IBS-C drugs that was similar to placebo. Our phase 2b clinical trial demonstrated a stronger efficacy signal than the Phase 2a with a low to moderate rate of diarrhea of 11.2% versus placebo. Given that we have observed a gradual dose response of sodium with increased dose and dose frequency of tenapanor and that diarrhea represents an exaggerated pharmacological response to the drug, we believe it may be possible to start dosing at once daily and/or a low dose. Those who do not respond would receive a higher dose or increased dose frequency. This ability to titrate the dose of tenapanor, if proven in subsequent clinical trials in IBS-C patients, would represent a significant differentiation of tenapanor versus currently commercialized products, and may allow optimization of dose response while limiting diarrhea.

Tenapanor for treating hyperphosphatemia in CKD-5D patients

In February 2015, we announced that our Phase 2b clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in CKD-5D patients, or ESRD patients on dialysis, met its primary endpoint of lowering serum phosphate.  In this study, the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based on previous clinical trials. Higher discontinuations rates due to diarrhea were observed primarily in the 30mg once daily and 30mg twice daily dose groups.

CKD is the progressive deterioration of renal function that can occur over several months or years. The symptoms of worsening kidney function are nonspecific, and can include having less energy, reduced appetite, dry itchy skin, swollen feet and ankles, or generally just not feeling well. If the deterioration continues and is not halted by either changes in life-style or with the assistance of pharmacological intervention, the disease will likely cause significant cardiovascular morbidity, and can progress to ESRD, the final stage of CKD, where kidney function will be lost entirely.

Current management of CKD-5D includes hemodialysis and peritoneal dialysis as a means to filter toxins from the blood once kidneys have failed. Unless this intervention occurs, kidney failure results in the accumulation of waste products that may ultimately cause death. Hemodialysis, the most common form of dialysis, generally requires a patient to visit a dialysis center at least three times per week for a three- to five-hour session, significantly reducing quality of life.

Hyperphosphatemia in CKD-5D

Phosphorus, a vital element required for most cellular processes, is present in almost every food in the Western diet, and, in individuals with normal kidney function, any excess dietary phosphorus is efficiently removed by the kidney and excreted in urine. In adults with functioning kidneys, normal serum phosphorus levels are 2.6 to 3.8 mg/dL. With kidney failure, elevated phosphorus becomes a toxin and is diagnosed as hyperphosphatemia when serum phosphorus levels are greater than 5.0 mg/dL. Although patients with CKD-5D rely on dialysis to eliminate toxins, phosphorus is not readily removed by the procedure and other means of managing phosphorus levels must be employed.

In CKD-5D, excess levels of phosphorus have been shown to lead to an increase in cardiovascular disease risk, as well as increases in serum FGF-23, an important serum endocrine hormone that regulates phosphorus metabolism, and elevated parathyroid hormone, also known as secondary hyperparathyroidism. These endocrine changes in CKD-5D patients are a concern as elevated parathyroid hormone leads to the development of renal osteodystrophy, a condition of abnormal bone growth characterized by brittle bones.

Elevated levels of FGF-23 are strongly associated with an increased risk of cardiovascular mortality. With concurrent elevated calcium levels common in these patients, particularly when calcium is used as a means of controlling phosphorus, deposits containing calcium and phosphate develop in arteries, joints, skin, soft tissue and other organs. Increased coronary artery calcification is associated with an increased risk of heart disease, stroke and death.

Clinical data supporting tenapanor in hyperphosphatemia

We and AstraZeneca conducted a Phase 2b clinical study evaluating tenapanor in CKD-5D patients with hyperphosphatemia. We announced results of this study in February 2015. This Phase 2b trial (ClinicalTrials.gov identifier NCT02081534) was a randomized, double blind, placebo-controlled, multi-center, international study evaluating the safety and efficacy of six dose levels of tenapanor (3 and 30 mg once daily, and 1, 3, 10, and 30 mg twice daily) in 161 hyperphosphatemic CKD-5D patients.  The primary efficacy endpoint was the change from baseline of S-phosphate levels to the end of treatment and the endpoint was analyzed using an analysis of covariance model (ANCOVA). The study met its primary endpoint by demonstrating a statistically significant dose-related decrease in serum phosphate levels for tenapanor-treated patients compared to patients receiving placebo (p=0.012).

The Effect of Tenapanor on Serum Phosphate in Hyperphosphatemic CKD-5D Patients

Group	n	LSMean* (mg/dL)	95% CI
1 mg BID	23	-0.47	( -1.18, 0.24)
3 mg BID	21	-1.18	(-1.93, -0.44)
10 mg BID	23	-1.70	(-2.41, -0.99)
30 mg BID	24	-1.98	(-2.67, -1.28)
3 mg QD	22	-0.56	(-1.28, 0.17)
30 mg QD	21	-1.11	(-1.85, -0.37)
Placebo	26	-0.54	(-1.21, 0.13)

*LSMean = least square mean

As shown in the table, a dose-response relationship was observed in the primary endpoint and twice daily dosing had better pharmacodynamic activity than once daily dosing.

As expected, due to its pharmacological actions, the most frequent adverse event was diarrhea. The rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based on previous clinical trials. Higher discontinuations rates due to diarrhea were observed primarily in the 30mg once daily and 30mg twice daily dose groups.  There were no other notable gastrointestinal adverse events that appeared to be tenapanor related. The overall safety profile remains consistent with that observed in previous tenapanor trials in this patient population.

Phase 2b CKD-5D Hyperphosphatemia Adverse Events: Gastrointestinal Disorders*

Preferred Term	1 mg BID	3 mg BID	10 mg BID	30 mg BID	3 mg QD	30 mg QD	Placebo
n/group	23	21	23	25	22	21	26
Abdominal Distension		1
Abdominal Pain				2	1		1
Abdominal Pain Upper			1
Diarrhea	6	6	11	17	4	11	3
Diverticulum	1
Dyspepsia		1
Fecal Incontinence		1	2				2
Feces Soft		1
GI Hypermotility					1
GI Sounds Abnormal			1
Hemorrhoids						1
Nausea		1	1	1	2	1	1
Rectal Prolapse				1
Steatorrhea			1
Vomiting		1			1	2

*Number of patients who had at least 1 AE in system organ class of gastrointestinal disorders; in these tables QD refers to once daily dosing and BID refers to twice daily dosing.

Phase 2b CKD-5D Hyperphosphatemia Discontinuations Due to Adverse Events

Adverse Event Term	1 mg BID	3 mg BID	10 mg BID	30 mg BID	3 mg QD	30 mg QD	Placebo
n/group	23	21	23	25	22	21	26
Discontinuations due to AE/group*	3	3	3	9	1	7	2
Abdominal Pain				1
Diarrhea**	2	3	3	8		6
Nausea						1
Vomiting						1
Serum Calcium Decrease					1
Hyperphosphatemia	1				1		2
Dizziness						1
Atherosclerosis		1

*There may be multiple reasons for a single discontinuation

**The term “diarrhea” also includes similar changes in stool form or bowel habits

Size of the hyperphosphatemia market

According to the most recent data available from the U.S. Renal Data System, in 2012 there were 408,711 patients on hemodialysis in the United States. Additionally, according to the European ERA-EDTA Registry 2012 Annual Report and a study in 2010 by the Japanese Society for Dialysis Therapy, there were approximately 280,000 patients on hemodialysis in Europe and about 250,000 in Japan. We estimate, based on phosphate binder utilization, the only approved therapies for hyperphosphatemia, that there are approximately 280,000, 225,000 and 220,000 CKD-5D patients with hyperphosphatemia in the United States, Europe and Japan, respectively.

Limitations of current products for hyperphosphatemia

Since dialysis is unable to efficiently eliminate excess phosphorus, CKD-5D patients are put on restrictive low phosphorus diets and are prescribed medications called phosphate binders, the only pharmacologic interventions currently marketed for the treatment of hyperphosphatemia. Phosphate binders are a collection of drugs whose function is to bind, or absorb, dietary phosphorus and are taken in conjunction with meals and snacks. They include calcium, iron or lanthanum, a rare-earth metal, which bind to and precipitate with dietary phosphate in the GI tract. The goal is for patients to eliminate the precipitated phosphorus in their stool. A limitation of this approach is the systemic excess absorption of calcium, iron or lanthanum, resulting in side effects and other unintended consequence for CKD-5D patients. In an effort to eliminate these unwanted side effects, non-absorbed exchange resins, such as sevelamer were developed to bind to phosphate in the GI tract and to be eliminated in stool.

Safety and tolerability have been significant concerns with many approved phosphate binders. The more common side effects of approved phosphate binders include long-term vascular calcification, nausea and vomiting, diarrhea or constipation and ileus or disruption of the normal propulsive ability of the GI tract.

CKD-5D patients take on average 10-14 oral medications each day, and they are severely restricted in their fluid intake. In addition, to control their serum phosphorus, their phosphate binder-related pill burden is significant, typically consisting of nine or more pills a day. The amount of phosphate a binder can remove is limited by its binding capacity, and therefore, increasing the dose, and the pill burden, of the binder is the only way to increase the amount of phosphate being bound and excreted. As a result, prescribed binder doses are intolerable for many patients.

The effectiveness of current treatment with phosphate binders is limited. For example, in a 2012 study conducted by Amgen in 1,430 ESRD patients on hemodialysis in the United States in which 89% of the patients in the study had previously been prescribed phosphate binders, the average baseline serum phosphorus level was 6.4 mg/dL, significantly above the target for dialysis patients of 5.5 mg/dL and far above normal serum phosphorus levels of 2.6 to 3.8 mg/dL. Other studies suggest that this lack of efficacy is due primarily to poor patient compliance associated with significant pill burden and other tolerability issues.

Tenapanor’s competitive advantage in hyperphosphatemia

Given that the objective is to lower serum phosphorus levels to below 5.5 mg/dL in dialysis patients, and that many of these patients are unable to accomplish this goal with currently marketed phosphate binders, there is a clear medical need for new treatments for hyperphosphatemia. We believe that there is a significant opportunity for new agents with new mechanisms, demonstrated efficacy, a strong safety profile, and significantly lower pill burden.  We believe that tenapanor, if approved, has the potential to have the lowest pill burden among any of the marketed hyperphosphatemia drugs, with milligram rather than gram quantities dosed once or twice daily.

Tenapanor for treating CKD: potential long-term benefit of sodium control

In an ongoing Phase 2a trial, we and AstraZeneca are exploring the potential benefit of tenapanor in treating patients with CKD who still have some renal function and are not yet on dialysis. In order to explore the benefits of tenapanor in this population, we are initially evaluating tenapanor for its effect on markers of kidney disease and fluid status. We expect results from this trial in the second quarter 2015.

The decline in renal function in patients with CKD is initially asymptomatic and the rate of disease progression varies based on genetics, ethnicity, the underlying cause, such as cardiovascular disease, diabetes, and many other factors. As the disease progresses, signs and symptoms of CKD become more apparent and include fluid overload, hyperkalemia, metabolic acidosis, hypertension, anemia, and mineral and bone disorders. Therapy to delay progression of the disease focuses on blood pressure control and reduction in urinary protein excretion.

Sodium and fluid overload in CKD

In CKD patients, failing kidneys are less efficient at blood filtration and sodium elimination resulting in fluid and sodium overload. This fluid overload correlates with the rapid decline of kidney function and the eventual requirement for renal replacement therapy including hemodialysis. The effects of fluid overload include high blood pressure, worsening kidney and heart disease, fluid in the lungs, or edema, causing dyspnea, or shortness of breath, and ultimately poor survival. Fluid overload has been shown to be an independent predictor of mortality in both hemodialysis patients and in CKD patients.

In a study of CKD patients where sodium intake was restricted, the investigators demonstrated that lower sodium intake corresponded to reduced blood pressure and albuminuria in those patients. Those two measures are indicators that kidney function may be improving. Although generally acknowledged that excess sodium intake should be curtailed in this population, it is also recognized that the majority of people who are told to restrict sodium intake are non-compliant. We believe that the pharmacologic approach we are taking with tenapanor may have the same impact as a low sodium diet, but may improve compliance.

We believe that, if we are successful in demonstrating an improvement in UACR with a reasonable tolerability profile particularly related to rate of diarrhea at effective doses, our ongoing Phase 2a clinical trial of tenapanor in CKD patients will provide data to allow for further investment in larger trials evaluating tenapanor’s ability to delay CKD disease progression. We expect to receive results from the ongoing Phase 2a study in the second quarter of 2015.

Limitations of current approaches to delay CKD progression

In an effort to preserve renal function, physicians often suggest a number of interventions and life-style modifications; however, most of them are quite cumbersome and lead to poor patient compliance. Although low sodium diets are generally required for all CKD patients, most patients are generally poorly compliant for a variety of reasons, including cost, lack of availability of low sodium foods and the unwillingness to change eating habits.

Most CKD patients are also treated with a combination of therapies designed to delay progression of kidney disease by controlling diabetes, blood pressure and decreasing fluid retention. Diuretics are often prescribed to inhibit sodium re-uptake in the kidney and increase urinary sodium and water excretion. However, diuretics lose efficacy as kidney function declines, and are known to cause electrolyte disorders such as hypokalemia (low potassium) and metabolic alkalosis (high bicarbonate level in the blood). Hypertension medications referred to as ACE inhibitors, ARBs and mineral corticoid receptor blockers also reduce blood pressure associated with fluid overload, which in turn can delay the rate of progression of CKD. In addition, these agents, particularly mineral corticoid receptor blockers, can result in hyperkalemia (high potassium), preventing their widespread use in CKD patients.

Size of late-stage CKD market

Worldwide, there are about 64.6 million patients with stage 3 or 4 CKD all of which are at significant risk of kidney disease progression, heart disease caused by vascular calcification and premature death. There are approximately 3.6 million patients in the United States with stage 3b and 4 CKD. There are about 8.5 million and 2.3 million patients with stage 3b or 4 CKD in Europe and Japan, respectively. Of these, there are about 1.8 million, 1.7 million and 0.6 million patients in the United States, Europe and Japan, respectively that have both CKD and type 2 diabetes, the patient population currently studied in the ongoing Phase 2a CKD clinical trial.

Preclinical and clinical data supporting tenapanor for CKD

In preclinical models, rats with CKD that were fed a high salt diet and exhibited hypervolemia, cardiac hypertrophy and arterial stiffening, had improved measures of cardio-renal function including a dose-dependent reduction of extracellular fluid volume, left ventricular hypertrophy, albuminuria, and blood pressure in a dose-dependent manner with administration of tenapanor. We observed these effects whether tenapanor was administered prophylactically or after disease was established. In these studies, tenapanor also prevented increases in glomerular area and urinary KIM-1, both markers of renal injury. In addition, rats dosed with a combination of tenapanor and the blood pressure medication enalapril showed improvement in cardiac diastolic dysfunction and arterial pulse wave velocity relative to those animals dosed with enalapril alone.

In human studies, tenapanor reduced urinary sodium excretion by 20 to 50 mmol/day and led to an increase of similar magnitude in stool sodium. The results of these preclinical and clinical studies suggest that therapeutic alteration of sodium transport with tenapanor in the gastrointestinal tract could lead to improvements in CKD and has informed the design of our development plan.

We and AstraZeneca are conducting an exploratory Phase 2a, randomized, double-blind, placebo- controlled study to evaluate pharmacodynamics of tenapanor in patients with stage 3 CKD, type 2 diabetes mellitus with albuminuria and elevated systolic blood pressure. One-hundred and fifty-four subjects have been randomized and enrollment is closed. The study consists of a 4-week run-in period, 12 weeks of blinded treatment with tenapanor 5, 15, 30, or 60 mg BID or placebo, and a 2-week follow-up period.

Tenapanor 5 mg to 60 mg BID
Randomization
Run-in:
confirmation of
eGFR, UACR &
blood pressure
Placebo BID
n≈77/group; 154 total
End of Treatment
Up to 4-
week run-in
12- week treatment
period
2-week
follow-up

Pharmacodynamic assessments, or assessments of biological effects of tenapanor, include the following measures: Urine albumin-to-creatinine ratio, or UACR and eGFR (s-creatinine, and s-cystatin-c) which are indications of kidney function, blood pressure, bioimpedance a measure of excess body fluid, mean weekly stool consistency and stool frequency and urinary and blood markers associated with kidney disease. Safety assessments are performed at regular intervals and include physical examinations, vital signs, body weights, electrocardiograms, and laboratory results from blood and urine tests.

If the results of the ongoing Phase 2a study demonstrate that tenapanor offers a benefit by decreasing elevated UACR, a measure that roughly correlates with kidney disease severity and which has a significant component that may be independent of any blood pressure effect, and if the agent can demonstrate a reasonable tolerability profile particularly related to rate of diarrhea, we believe this may give us insight into the potential long-term benefit of tenapanor on delaying the progression of kidney disease.

Other Development Programs

Utilizing our proprietary drug discovery and design platform, we are pursuing other internal discovery and lead-development programs that are currently in the research phase, including our RDX002 program partnered with Sanofi, and the two internal programs that we have announced, RDX009 and RDX013. While we have identified molecules that exhibit certain of the activity we are seeking in each of these programs, we have not yet selected a lead molecule in these programs.

RDX002 NaP2b Inhibitor for Hyperphosphatemia

RDX002 refers to our program aimed at discovering and evaluating small molecule inhibitors of the intestinal phosphate transporter NaP2b (also known as NaPi2b, Npt2b and SLC34A2). Our RDX002 program includes a portfolio of minimally-absorbed NaP2b inhibitors in the discovery and preclinical stage of development. We have licensed this program to Sanofi, and under the terms of the agreement, Sanofi is responsible for completing discovery and preclinical work and, if it exercises its option, developing and commercializing at least one NaP2b inhibitor resulting from the program.

NaP2b is an intestinal phosphate transporter whose activity is believed to account for a significant portion of dietary phosphate absorption in humans. We believe the inhibition of NaP2b would provide utility for the treatment of hyperphosphatemia in CKD-5D patients.

We have identified several NaP2b inhibitors that showed activity in vitro and in animal models. In rats with normal renal function certain NaP2b compounds were able to reduce urinary excretion of phosphorus better than commercial phosphate binders such as sevelamer or colestilan, even when these compounds were dosed at approximately 1/10 of the dose of the commercial binders. In addition, our NaP2b compounds had additive effects when administered with sevelamer or colestilan. In a rat model designed to emulate CKD (5/6 nephrectomized rats where one full kidney and 2/3 of the second kidney are removed) one of our NaP2b inhibitors significantly reduced serum phosphorus and was additive or synergistic with sevelamer. This agent also significantly improved animal survival in the same model.

Our identified NaP2b inhibitors work through a mechanism distinct from those employed by binders. Our NaP2b inhibitors are designed to inhibit NaP2b, one of the primary phosphate transporters in the gut. We have shown that our inhibitors are able to inhibit phosphate regardless of the amount of phosphate in the diet. We believe this mechanism would have a significant advantage over phosphate binders, and may allow us to significantly decrease pill burden while retaining a similar phosphorus effect. Additionally, we believe that the use of a NaP2b inhibitor in combination with a phosphate binder may allow the dose of the phosphate binder to be reduced. We cannot predict whether or not these effects will be seen until the appropriate clinical trials are conducted.

RDX009 TGR5 agonists for IBD, Short Bowel Syndrome and NASH

Our RDX009 program is aimed at discovering and evaluating small molecule, orally-administered drug candidates that stimulate TGR5. We believe the stimulation of TGR5 may have utility in several conditions, including inflammatory bowel disease, or IBD, short bowel syndrome, and possibly type 2 diabetes and NASH.

TGR5 is a receptor present on the membrane of certain cells within the GI tract that responds to bile acids secreted in response to food. In the normal physiological response, binding of bile acids to TGR5 stimulates the production of hormones such as glucagon-like peptides 1 and 2 (GLP-1 and GLP-2). GLP-1 is involved in maintaining insulin sensitivity and in aiding glucose and lipid metabolism. GLP-2 is involved in maintenance of the structural integrity of the gut as well as its growth.

We believe that endogenous and local secretion of GLP-1 and GLP-2 triggered by the stimulation of TGR5 receptors by an oral TGR5 agonist may have significant therapeutic potential for the treatment of several conditions. An injectable, stabilized form of GLP-2, called teduglutide (Gattex), is marketed for short bowel syndrome and has been studied in Crohn’s disease. GLP-2 is hypothesized to work in IBD such as Crohn’s disease and ulcerative colitis, or UC, by stimulating the repair of the gut and improving the structural integrity of gut wall that is damaged in patients with IBD. Injectable stabilized GLP-1 analogs that are commercially available, such as exenatide (Byetta) and liraglutide (Victoza), are commonly used to treat type 2 diabetes, among other metabolic conditions.  Additionally, injectable GLP-1 analogs are being evaluated in the treatment of NASH because they are known to improve lipid metabolism in the liver.  In all of these cases, GLP-1 and GLP-2 analogs are injectable thus we believe an oral agent that can emulate these effects would be welcome.

Historically one of the limitations for the development of TGR5 agonists has been the observation with systemic compounds that stimulation of TGR5 in the gallbladder results in excess gallbladder filling, potentially increasing the risk of gallstones. Utilizing our approach to design small molecules, we have created novel TGR5 agonist candidates that have extremely low systemic exposure and we have shown that these agents do not result in excess gallbladder filling in preclinical animal models. These TGR5 agonists, in combination with certain DPP4 inhibitors, also demonstrated significant activity in several different animal models of disease.

RDX013 for hyperkalemia

Our RDX013 program is aimed at discovering and evaluating small molecule, orally-administered drug candidates that modulate the transport of potassium in the GI tract.

Our agents will be designed to enhance potassium secretion or prevent potassium absorption in the colon and correct hyperkalemia disorders in CKD patients. We believe that specific potassium transporters in the intestines may serve as useful targets for our program. We are also using APECCS to identify novel pathways to activate potassium flux from the interior of the GI epithelium cells to the GI lumen. We believe that such agents may be used as stand-alone agents or used in combination with potassium binders to boost efficacy or to reduce the pill burden of the potassium binders. Several agents we have developed have demonstrated significant activity in animals.

Collaboration Partnerships

Collaboration partnership with AstraZeneca

Overview

In October 2012, we entered into a collaboration partnership with AstraZeneca for the development and commercialization of our small molecule NHE3 inhibitors, including tenapanor as well as back-up compounds. Additionally, as part of the collaboration partnership, we agreed to provide development support related to the licensed compounds subject to reimbursement by AstraZeneca for our internal and external expenses incurred in providing such efforts, subject to an agreed upon cap on AstraZeneca’s obligation to reimburse our costs for the Phase 2b clinical trial of tenapanor for IBS-C.

Under the terms of the agreement, we received a $35.0 million upfront payment and we are eligible to receive up to $237.5 million in development milestones, of which we have received $40.0 million. In addition to the $237.5 million in total development milestones, we are also eligible to receive up to $597.5 million in sales and launch milestones which, when combined with the $35.0 million upfront payment, provides for potential payments of up to $870.0 million. Through December 31, 2014, we also received $34.2 million in reimbursement for our development efforts provided under the agreement. We are also eligible to receive incremental tiered royalties based on aggregate annual net sales of each licensed product starting in the high single digits and increasing to high teen percentages as annual net sales increase. If we exercise our right to co-fund the first Phase 3 development program for tenapanor, we could acquire an increase in our royalties by 1%, 2% or 3%, as described below under the heading “—Right to co-fund/royalty buy-up.”

AstraZeneca solely funds all development and commercialization costs for licensed compounds and licensed products, except for costs that we elect to undertake if we exercise our right to co-fund certain development efforts in exchange for an increase in the royalty percentage, as described below under the heading “—Right to co-fund/royalty buy-up.”

AstraZeneca may choose to develop tenapanor for any indication. Provided that it is pursuing development for at least one indication, AstraZeneca may choose not to develop tenapanor for any other indications. AstraZeneca must use commercially reasonable efforts to develop, manufacture, seek regulatory approval for and commercialize a licensed product in each of certain specified major markets.

Right to co-fund/royalty buy-up

We may elect to participate in the funding of the first Phase 3 development program for the first indication for the first licensed product by paying a co-funding amount of $20.0 million, $30.0 million or $40.0 million. We may exercise this right within a specified time period after the decision to proceed to Phase 3 clinical development for the first indication for the first licensed product. If we elect to co-fund the Phase 3 development program for the specific indication for the relevant licensed product, we will receive a 1%, 2% or 3% increase in the royalty payable on net sales of the licensed product for all indications, depending upon the level of co-funding that we elect. We may exercise this right only for a period of 60 days following AstraZeneca’s determination to proceed to the first Phase 3 clinical development program for tenapanor for a specific indication. An election to participate in the co-fund will be based, in part, on our analysis as to the likelihood of success of the Phase 3 clinical development program and the potential for regulatory approval to commercialize tenapanor. The selected co-funding amount would be paid ratably over the estimated period of the Phase 3 clinical development program.

Right to co-promote in the United States

We may elect to co-promote in the United States the first licensed product for the first indication for which Phase 3 clinical development is completed. If we make such an election, we may also elect to co-promote the same licensed product for additional indications for which Phase 3 clinical development is completed in the specified period. After we make a co-promotion election, we must enter into a separate co-promotion agreement on terms and conditions set out in our agreement with AstraZeneca, which includes, among other rights and obligations, a requirement for Ardelyx to provide a trained sales force for promoting the licensed product, which may not also promote products that compete with the licensed product or other products then promoted by AstraZeneca or its affiliates and AstraZeneca must reimburse us for our agreed-upon co-promotion efforts other than for general training of our sales force. We will continue to have a right to receive royalties on net sales of licensed products as set forth in the agreement even if we elect to co-promote the licensed product in the United States.

Other terms

For periods specified in the agreement, neither we nor AstraZeneca can research, develop or commercialize NHE3 inhibitors, other than pursuant to the agreement.

The agreement will expire in its entirety upon the expiration of all applicable royalty terms for all licensed products in all countries, and the satisfaction or expiration of all other payment obligations under the agreement. The royalty term for each licensed product in each country is the period commencing with the first commercial sale of the applicable licensed product in the applicable country and ending on the later of expiration of specified patent coverage or 10 years after the first commercial sale in the applicable country. AstraZeneca has the right to terminate the agreement at any time in its entirety, upon specified prior written notice to us, and is deemed to have so terminated the agreement if it ceases all exploitation of licensed products for a specified continuous time period and does not provide a plan to recommence such exploitation within a particular time period thereafter. AstraZeneca may also terminate the agreement on a country by country basis upon a specified prior written notice if there are third party patents that may be infringed in particular countries by the development, manufacture or commercialization of licensed products, subject to certain conditions. The agreement may also be terminated by us in the event that AstraZeneca actively assists in a legal challenge of any of the patents exclusively licensed to AstraZeneca under the agreement, and it may be terminated by us or by AstraZeneca for a material breach by or insolvency of the other party.

Collaboration partnership with Sanofi

Overview

In February 2014, we entered into a license option and license agreement with Sanofi under which we granted Sanofi an exclusive worldwide license to conduct research utilizing our small molecule NaP2b inhibitors solely for the purpose of completing activities under a preclinical development plan. Under the terms of this agreement, Sanofi has the option to obtain an exclusive license to develop, manufacture and commercialize our NaP2b inhibitors. Sanofi may exercise this option at any time following the effective date of the agreement and ending 45 days after the filing of an IND, subject to certain exceptions, and if Sanofi does not file an IND on or before the 40 month anniversary at the completion of the technology transfer phase, the agreement will terminate.

Sanofi is responsible for conducting and funding all research, development and commercialization of licensed products under the agreement. If Sanofi exercises its option, it must use commercially reasonable efforts to develop, seek regulatory approval for, manufacture and commercialize a licensed product for any indication in each of certain specified major markets.

We received a $1.25 million upfront payment, and we are eligible to receive up to $196.75 million in development and regulatory milestone payments. We are also eligible to receive incremental tiered royalties based on aggregate annual net sales of any licensed product starting in the mid-single digits and increasing to low teen percentages as annual net sales increase, subject to reduction in specified circumstances.

Right to co-promote in the United States

We may elect to co-promote in the United States for each licensed product for which Phase 3 clinical development is completed. We may elect to provide a level of co-promotion support within a range specified in our agreement with Sanofi. If we make such an election to co-promote, we have additional rights to elect to co-promote other licensed products under this agreement. After we make a co-promotion election, we must enter into a separate co-promotion agreement on terms and conditions set out in our agreement with Sanofi. Such co-promotion agreement must provide reasonable terms and conditions under which we will co-promote the relevant licensed products, and will require Sanofi to compensate us for performing our co-promotion obligations. We will continue to have a right to receive royalties on net sales of licensed products as set forth in the agreement even if we elect to co-promote the licensed product in the United States.

Other terms

During the term of the agreement, and in certain circumstances for a specified period following termination of the agreement, neither we nor Sanofi can, subject to certain exceptions described in the agreement, research, develop or commercialize a NaP2b inhibitor other than pursuant to the agreement.

The agreement will expire if Sanofi does not exercise its option by the earlier of (i) 45 days after the filing of an IND for a NaP2b inhibitor (subject to certain extensions for regulatory actions) and (ii) the expiration or termination of the agreement. If Sanofi does exercise its option, the agreement will expire in its entirety upon the expiration of all applicable royalty terms for all licensed products in all countries, and the satisfaction or expiration of all other payment obligations under the agreement. The royalty term for each licensed product in each country is the period commencing with the first commercial sale of the applicable licensed product in the applicable country and ending on the later of expiration of specified patent coverage or 10 years after the first commercial sale in the applicable country. Sanofi has the right to terminate the agreement at any time in its entirety or on a country-by-country basis upon specified prior written notice to us, and is deemed to have so terminated the agreement if it has not filed an IND for a licensed compound within a specified period of time, if it fails to exercise its option within a specified period of time, or if, after exercising its option, it ceases all exploitation of licensed products for a specified continuous time period and does not provide a plan to recommence such exploitation within a particular time period thereafter. The agreement may also be terminated by us in the event that Sanofi actively assists in a legal challenge of one of the patents exclusively licensed to Sanofi under the agreement, and it may be terminated by us or by Sanofi for a material breach by or insolvency of the other party.

Commercialization of our Products

We retain co-promotion rights with our collaboration partners, AstraZeneca and Sanofi, in the United States, and under the terms of our agreements, our commercialization costs will be funded by the collaboration partner. We expect, subject to certain conditions set forth in the AstraZeneca agreement, to take advantage of these opportunities to co-promote our licensed products. We intend to build a focused, specialized sales force in the United States to effectively support the commercialization of these and future products.

If we co-promote our licensed products, we would develop a sales capability to target key prescribing physicians in nephrology, gastroenterology, endocrinology or cardiology, depending on the product. We currently do not have any sales or marketing activities or personnel. Within the time required under our agreements with AstraZeneca and Sanofi, if we exercise our co-promotion right we will establish the required capabilities in advance of any product approval and commencement of commercialization to prepare for product launch. If we are not able to establish these sales and marketing capabilities, either on our own or through collaboration with AstraZeneca and Sanofi, any revenue from our future products that we commercialize may be materially adversely affected.

Competition

Competition for management of IBS-C

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

We are aware of two prescription drugs currently on the U.S. market that are approved to treat IBS-C:

•

Linzess (linaclotide): Linzess is a drug developed by Ironwood Pharmaceuticals, Inc., approved in 2012 and 2013 for IBS-C and chronic constipation in both the United States and in Europe. Linzess is based on the heat stable enterotoxin produced in E. coli that causes traveler’s diarrhea. Linzess targets guanylate cyclase C in the intestines and, by doing so, induces intestinal chloride and fluid secretion, which results in the outpouring of water into the intestine. Linzess in a meta-analysis was deemed “moderately effective compared with placebo for improving typical symptoms of IBS-C”. In two IBS-C phase 3 studies, Linzess had a 12.6% and 19.8% overall responder rate compared to the placebo. In these studies, the most common side effect was diarrhea which occurred in 20% of the patients, and led to discontinuation of 5% of the patients.

•

Amitiza (lubiprostone): Amitiza was first approved in the United States in 2006 and is currently marketed by Sucampo Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited for treatment of chronic idiopathic constipation, or CIC, IBS-C and opioid-induced constipation, or OIC. Amitiza binds selectively to and activates the type-2 chloride channel in the intestine releasing chloride and water into the intestine. In two IBS-C phase 3 studies, Amitiza’s overall response rate (global relief of IBS-C symptoms) was about 6% greater than placebo. The primary adverse events were nausea and diarrhea, which occurred in 8% and 7% of patients, respectively.

We are aware of several products in development targeting IBS-C and/or CIC. These include Ferring Pharmaceuticals, Inc./Albireo AB’s elobixibat, an IBAT inhibitor in Phase 3 for CIC and in Phase 2 for IBS-C and Synergy Pharmaceuticals, Inc.’s plecanatide, a GC-C agonist similar to linaclotide in Phase 3 for CIC and in Phase 2 for CIC and OIC as well, Synergy Pharmaceuticals, Inc. has SP-333 in Phase 2 for OIC.

Competition for hyperphosphatemia

Phosphate binders are the only pharmacologic interventions currently marketed for the treatment of hyperphosphatemia. Calcium-based binders are the least expensive option to treat hyperphosphatemia. In hemodialysis patients, sevelamer has a 40% patient share versus 44% for calcium-based binders, 16% for lanthanum and 5% for iron-based binders. The various types of phosphate binders commercialized in the United States include the following:

•	Calcium carbonate (many over-the-counter brands including Tums and Caltrate)
•	Calcium acetate (several prescription brands including PhosLo and Phoslyra)
•	Lanthanum carbonate (Fosrenol marketed by Shire)
•	Sevelamer hydrochloride (Renagel, marketed by Sanofi)
•	Sevelamer carbonate (Renvela, marketed by Sanofi)
•	Sucroferric oxyhydroxide (Velphoro, marketed by Vifor Fresenius)
•	Ferric citrate (Auryxia, marketed by Keryx)

Generic sevelamer was expected to enter the U.S. market in early 2014 after expiration of Sanofi’s patent, but as of early 2015, no generic sevelamer has yet been approved.  Generic sevelamer was approved, however, in certain jurisdictions in Europe in 2015.

Each of these agents has certain limitations. Calcium carbonate and calcium acetate can cause long term vascular calcification. Lanthanum carbonate (Fosrenol) entered the market in 2004 as an alternative to calcium and aluminum based agents, but nephrologists’ concerns about the long term toxicity from the absorption of metals such as lanthanum and its GI side effect profile have limited its market penetration. Sevelamer hydrochloride (Renagel) is an acidic formulation of sevelamer that has been linked with worsening of metabolic acidosis in patients. Sevelamer carbonate (Renvela) was developed as an improved formulation of sevelamer to reduce incidence of acidosis. The active ingredient of both products, sevelamer, is associated long-term with vomiting (22%), nausea (20%), diarrhea (19%), dyspepsia (16%), abdominal pain (9%), and flatulence (8%).

Ferric citrate (Auryxia), an iron-based phosphate binder, was approved by FDA in September 2014.  While iron is often deficient in CKD-5D patients because of CKD-associated anemia and lack of sufficient dietary iron, the FDA has required Auryxia to add a warning of iron-overload in the label.

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Renvela is currently priced in the United States at a cost of more than $10,000 per patient per year, Fosrenol (lanthanum carbonate) is priced at about $7,500 and calcium-based binders are approximately $900. Despite its higher price, sevelamer is the leading phosphate binder product in the hemodialysis market with 36% patient share (versus 51% split among several calcium-based binders). Sanofi booked €684 million ($770 million) in worldwide sales of sevelamer during 2013. The U.S. patents for sevelamer expired in February 2014 and generic launch was allowed in March 2014. Synthon announced the successful completion of a Phase 3 multicenter, randomized, double-blind, multiple-dose, crossover trial in Europe to compare safety and demonstrate equivalence of serum phosphate control of Synthon sevelamer carbonate tablets to Renvela tablets in chronic kidney disease patients on hemodialysis in April 2014.  Currently, several pharmaceutical companies are distributing Synthon manufactured sevelamer carbonate tablets in multiple European countries including, but not limited to, the UK, Spain, Sweden and Denmark.

In addition to the currently marketed phosphate binders, we are aware of at least one other binder in development, fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health, Inc.

Competition for long-term management of CKD

There are no treatments for CKD that have been proven to reverse the disease. Additionally, various interventions, such as improved diet, blood pressure control, and blood glucose control have had only moderate success in delaying the progression of the disease. CKD patients are currently treated with a combination of diuretics and inhibitors of the renin-angiotensin aldosterone system, or RAAS, to decrease fluid retention and improve hypertension.

There are several dozen generic and branded products that interfere with the RAAS pathway, or act as diuretics. Some of these agents, such as furosemide and thiazide diuretics, were first used in the late 1950s. We are aware of a few new products being developed for treatment of hypertension such as Novartis AG’s LCZ696, a dual inhibitor of angiotensin ll receptor and neutral endopeptidase that is in Phase 3, and Palatin Technology, Inc.’s PL-3994, a long-acting natriuretic peptide receptor A agonist in Phase 2.

We are aware of certain investigational drugs that were being developed for delaying kidney decline as measured by eGFR. Among other products, Concert Pharmaceuticals, Inc. is developing CTP-499 which showed protective effects on kidney function at 48 weeks in a Phase 2 clinical trial in patients with CKD and type 2 diabetes. We are aware of several drugs in Phase 2 clinical trials being evaluated for diabetic nephropathy (excluding drugs for blood pressure) including ChemoCentryx, Inc.’s CCR antagonist CCX140, Eli Lilly and Company’s TGF-beta monoclonal antibody LY2382770, Genkyotex S.A.’s dual NOX1/NOX4 inhibitor GKT137831, Fibrogen, Inc.’s CTGF inhibitor FG-3019, Pfizer, Inc.’s long-acting PDE5 inhibitor PF-489791, and Noxxon Pharma AG’s aptamer inhibitor of MCP-1/CCR2 NOX-E36. To our knowledge, none of these drugs has clinical data showing a delay in the progression of CKD.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

As a normal course of business, we pursue composition-of-matter and method-of-use patents for our product candidates in key therapeutic areas. We also seek patent protection for broader structural and functional attributes of our product candidates that enable a minimally-systemic or minimally-absorbed profile.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of our issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we, or our collaboration partners, may have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which would result in substantial costs to us or our collaboration partners, even if the eventual outcome is favorable to us.

The term of individual patents depends upon the legal term of the patents in countries in which they are obtained. In most countries, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

In addition, in the United States, the Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of a U.S. patent as partial compensation for the patent term lost during the FDA regulatory review process occurring while the patent is in force. A patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. With respect to tenapanor, our collaboration partner, AstraZeneca, and with respect to our NaP2b portfolio, under certain circumstances, our collaboration partner, Sanofi, will be responsible for and have the right to control, with input from us, the selection of the appropriate issued patent for filing to obtain any patent term extension that may be available under applicable laws.

We may rely, in some circumstances, on trade secrets to protect our technology. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaboration partners, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning the business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during the normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property.

NHE3 patents

Our NHE3 patent portfolio is wholly owned by us and exclusively licensed to AstraZeneca. This portfolio includes one issued U.S. patent, U.S. Patent No. 8,541,448, covering the composition of tenapanor, and one issued Japanese patent, Japanese Patent No. 5502106 covering the composition of tenapanor. Both of these issued patents are predicted to expire in 2029. Five additional patent applications are pending in the United States covering the composition of or methods of using tenapanor. We have related national patent applications pending in Europe, China, India, Israel and a number of other countries. Any patents issuing from these patent applications are also predicted to expire in 2029. An additional application that is eligible for worldwide filing is also pending, and we expect that AstraZeneca will file national patent applications in Europe, Japan, China, India, Israel and a number of other countries at the time when the PCT is converted to national filings.

NaP2b Patents

Our NaP2b portfolio is wholly owned by us, exclusively licensed to Sanofi, and includes four issued U.S. patents and three pending U.S. applications covering the composition of or methods of using our NaP2b inhibitor compounds. The issued patents, and if issued, the pending applications are predicted to expire in 2031. Related national patent applications are pending in Europe and Japan. Any patents resulting from these patent applications, if issued, are also predicted to expire in 2031.

Manufacturing

AstraZeneca is responsible for the manufacture of all future clinical trial and commercial supplies of tenapanor, and should Sanofi exercise its option to develop and commercialize NaP2b inhibitor compounds under our agreement, Sanofi will be responsible for the manufacture of all clinical trial and commercial supplies.

To date, we have relied upon third-party contract manufacturing organizations, or CMOs, to manufacture both the active pharmaceutical ingredient and final drug product dosage forms of our potential drug candidates used as clinical trial material.   We expect that we will continue to rely upon CMOs for the manufacture of our clinical trial materials for our own internal programs.

Government Regulation/FDA

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, and export and import of our product candidates.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and the FDA’s implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States.

The process required by the FDA before a drug may be marketed in the United States generally involves:

●

completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, some performed in accordance with the FDA’s current Good Laboratory Practice, or GLP, regulations;

●	submission to the FDA of an Investigational New Drug, or IND, application which must become effective before human clinical trials in the United States may begin;
●	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
●

performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of the drug candidate for each proposed indication;

●	submission to the FDA of a new drug application, or NDA;

●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations;

●	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and
●	FDA review and approval of the NDA prior to any commercial marketing, sale or commercial shipment of the drug.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions relating to the IND and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND.

An independent IRB or ethics committee for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements, including the requirements for informed consent.

All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with GCP and if the FDA is able to validate the data from the study through an onsite inspection, if necessary. GCP includes review and approval by an independent ethics committee, such as an IRB, and obtaining and documenting the freely given informed consent of the subject before study initiation. If the applicant seeks approval of an NDA solely on the basis of foreign data, the FDA will only accept such data if they are applicable to the U.S. population and U.S. medical practice, the studies have been performed by clinical investigators of recognized competence, and the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or through other appropriate means.

Clinical trials

The clinical investigation of a new drug is typically conducted in three or four phases, which may overlap or be combined.

●

Phase 1: Clinical trials are initially conducted in a limited population of subjects to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients with severe problems or life-threatening diseases to gain an early indication of its effectiveness.

●

Phase 2: Clinical trials are generally conducted in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific targeted indications in patients with the disease or condition under study.

●

Phase 3: Clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. Phase 3 clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.

●

Phase 4: In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

The FDA, the IRB or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

New drug applications

The results of preclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use.

Under the Prescription Drug User Fee Act, the FDA has a goal of responding to standard review NDAs of new molecular entities within ten months after the 60 day filing review period, or six months after the 60 day filing review period for priority review NDAs, but this timeframe is often extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an application, the FDA will inspect the facility or the facilities at which the finished drug product, and sometimes the active pharmaceutical ingredient, or API, is manufactured, and will not approve the drug unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance, and will not approve the drug unless compliance with cGCP requirements is satisfactory.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Once the FDA approves an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market.

Drugs may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials.

The testing and approval processes require substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our drug candidates for the proposed indication, the results may not be satisfactory to the FDA. Nonclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing drugs. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the drugs. After approval, certain changes to the approved drug, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. Depending on the nature of the change proposed, an NDA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to an NDA, but excluding efficacy supplements to an NDA, the FDA has up to 180 days to review the application. As with new NDAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

Other regulatory requirements

Any drugs manufactured or distributed by us or our collaboration partners pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third party manufacturers or suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

Fraud and abuse laws

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. These laws include but are not limited to, the Anti-Kickback Statute, the federal False Claims Act, the federal Physician Sunshine Payment Act, and other state and federal laws and regulations.

The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute and federal criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

In addition to the laws described above, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, also imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. The period between August 1, 2013 and December 31, 2013 was the first reporting period and manufacturers were required to report aggregate payment data by March 31, 2014, and will be required to report detailed payment data and submit legal attestation to the accuracy of such data during Phase 2 of the program (which begins in May 2014 and extends for at least 30 days). Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year.

Many states have also adopted laws similar to the federal laws discussed above. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. There has also been a recent trend of increased regulation of payments made to physicians and other healthcare providers. Certain states mandate implementation of compliance programs, impose restrictions on drug manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians. Many of these laws contain ambiguities as to what is required to comply with such laws, which may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and perhaps federal, authorities.

Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Due to the breadth of these laws, the absence of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with physicians and other healthcare providers might be challenged under such laws. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Third-party coverage and reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governments, including Medicare and Medicaid, and commercial managed care providers. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for our product candidates, if approved, will be made on a payor by payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our future sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, in July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment includes all renal dialysis services furnished for outpatient maintenance dialysis, including ESRD-related drugs and biologicals. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extends this implementation date to January 1, 2024. As a result of the recent legislation, beginning in 2024, ESRD-related drugs will be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact bundling may have on the phosphate binder industry, the impact could potentially cause dramatic price reductions for tenapanor, if approved.

Healthcare reform

In March 2010, President Obama signed one of the most significant healthcare reform measures in decades. The Affordable Care Act substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.

The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act:

●	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;
●	requires collection of rebates for drugs paid by Medicaid managed care organizations;
●

expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	expands access to commercial health insurance coverage through new state-based health insurance marketplaces, or exchanges;
●

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011; and

●	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013. In January 2013, the ATRA was enacted, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

Other regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of December 31, 2014, we had 34 full-time employees, including a total of 13 employees with Ph.D. degrees. Within our workforce, 27 employees are engaged in research and development and the remaining 7 in general management and administration, including finance, legal, and business development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

Research and Development

The costs were $25.9 million, $28.1 million and $10.2 million in research and development in the years 2014, 2013 and 2012, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional detail regarding our research and development activities.

About Ardelyx

We commenced operations in 2007. Our principal offices are located at 34175 Ardenwood Blvd., Suite 200, Fremont, CA 94555, and our telephone number is (510) 745-1700. Our website address is www.ardelyx.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

Financial Information about Segments

We operate only in one business segment. See Note 1 to our financial statements included in this Annual Report on Form 10-K.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.ardelyx.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing our lead product candidate, tenapanor, and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products. We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $6.6 million and $9.8 million, respectively. As of December 31, 2014, we had an accumulated deficit of $71.9 million.

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

We have no products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability, and the ability of our collaboration partners, to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

●	the completion of research and preclinical and clinical development of our product candidates;
●	together with our collaboration partners, obtaining regulatory approvals for our product candidates;
●	the ability of our collaboration partners to successfully commercialize and/or our ability to commercialize or co-promote, if we so choose, our product candidates;
●

developing a sustainable and scalable manufacturing process for any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products to support clinical development and the market demand for our product candidates, if approved;

●	obtaining market acceptance of our product candidates, if approved, as viable treatment options;
●	addressing any competing technological and market developments;
●	identifying, assessing, acquiring, in-licensing and/or developing new product candidates;
●	negotiating favorable terms in any collaboration partnership, licensing or other arrangements into which we may enter;
●

maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and

●	attracting, hiring, and retaining qualified personnel.

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

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our lead product candidate, tenapanor, and developing our proprietary drug discovery and design platform. As of December 31, 2014, we had working capital of $89.5 million, including capital resources consisting of cash and cash equivalents of $107.3 million. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with research and development, conducting preclinical studies and clinical trials, obtaining regulatory approvals, and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates.

Based on our current operating plan, we believe that our existing capital resources will allow us to fund our operating plan through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including, but not limited to:

●	the decision of AstraZeneca whether or not to continue the development of tenapanor or exercise its right of termination under the agreement to return the program to us;
●

the achievement of development and regulatory milestones resulting in the payment to us from our collaboration partners of contractual milestone payments and the timing of receipt of such payments, if any;

●

our decision whether or not to exercise our right to co-fund the first Phase 3 clinical development program for tenapanor, in which case we may invest $20.0 million, $30.0 million or $40.0 million to acquire an increase of 1%, 2% or 3%, respectively, in the royalties payable to us by AstraZeneca on net sales of tenapanor;

●

the progress, timing, scope, results and costs of our preclinical studies and clinical trials for our product candidates that have not been licensed, including the ability to enroll patients in a timely manner for clinical trials;

●

the time and cost necessary to obtain regulatory approvals for our product candidates that have not been licensed and the costs of post-marketing studies that could be required by regulatory authorities;

●	our ability and the ability of our collaboration partners to successfully commercialize and/or co-promote our product candidates;
●	the manufacturing, selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;
●	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;
●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;
●	the sales price and the availability of adequate third-party reimbursement for our product candidates;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the number and scope of preclinical and discovery programs that we decide to pursue or initiate;
●	the time and cost necessary to respond to technological and market developments; and
●

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

Risks Related to Our Business

If AstraZeneca exercises its right to terminate its collaboration partnership with us, we would not receive any additional milestone payments or revenue from this collaboration partnership, and our results of operations and financial condition will be materially and adversely affected.

In October 2012, we entered into a license agreement with AstraZeneca granting it an exclusive worldwide license to our small molecule NHE3 inhibitor program, which includes our lead product candidate, tenapanor, for all indications. Under this agreement, AstraZeneca has responsibility for completing all nonclinical and clinical development and obtaining and maintaining regulatory approval for tenapanor from the FDA and regulatory agencies outside of the United States. Ultimately, if tenapanor is advanced through clinical trials and receives marketing approval from the FDA or comparable foreign regulatory agencies, AstraZeneca will be responsible for the commercialization of tenapanor, subject to our right to elect to participate in certain co-promotion activities in the United States.   AstraZeneca has the right to terminate this collaborative partnership at any time for any reason upon written notice to us.   If AstraZeneca elects to terminate the collaborative partnership with us, our business would be materially and adversely harmed and depending on the timing of such event:

●	we would not be eligible to receive any of the remaining development or regulatory milestone payments or royalties on product sales of tenapanor;
●	the development of tenanapor may be significantly delayed as a result of the need to transition the program back to us;
●	we would bear all of the risks and costs related to the further development and commercialization of tenapanor;
●

we may not be able to obtain a sufficient supply of clinical trial material from AstraZeneca to support the continued development of tenapanor, and as a result the development of tenapanor may be significantly delayed;

●

we may encounter difficulty and delay associated with the transfer of the manufacturing process from AstraZeneca to a third party contract manufacturer, and such third party contract manufacturer may not be able to manufacture clinical or commercial supplies of tenapanor in the time frame, at the scale or to the specifications required;

●

in order to fund further development and commercialization of tenanapor, we would need to raise substantial additional capital in order to internally pursue the development of the program, and even if we raise additional capital, we may need to seek out and establish alternative collaboration partnerships with third-party collaboration partners for the program, which may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of the program or delay the program, in either case, in a manner that would adversely impact our ability to realize value from the program; and

●

our cash expenditures would increase significantly if it is necessary for us to hire a significant number of additional employees and allocate limited resources to the development and commercialization of tenapanor.

Any of these events would have a material adverse effect on our results of operations and financial condition.

We are substantially dependent on the success of our lead product candidate, tenapanor, which may not be successful in nonclinical studies or clinical trials, receive regulatory approval or be successfully commercialized.

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate and only product candidate in clinical trials. Our near-term prospects, including our ability to finance our operations through the receipt of milestone payments and generate revenue from product sales, will depend heavily on AstraZeneca’s decision whether or not to continue the development of tenapanor, and should it determine to continue development, on the successful development and AstraZeneca’s commercialization of tenapanor, if approved. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

●	whether tenapanor’s safety and efficacy profile is satisfactory to the U.S. Food and Drug Administration, or FDA, and foreign regulatory authorities to warrant marketing approval;
●	whether FDA or foreign regulatory authorities require additional clinical trials prior to approval to market tenapanor;
●	the prevalence and severity of adverse side effects of tenapanor;
●

the results of a long-term rat carcinogenicity study required for approval of tenapanor, which will not be known for at least one and half years, and which may be delayed for a significant period of time for reasons outside of the control of AstraZeneca, particularly if AstraZeneca is required to restart or modify the study for any reason;

●

whether, as a result of the observation of the absorption of inactive metabolites of tenapanor seen in our radiolabeled  human ADME study, the FDA or foreign regulatory authorities require additional nonclinical studies prior to the commencement of Phase 3 activities, which, if required, could delay the development of tenapanor;

●	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;
●

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

●	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;
●	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
●	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;
●	the effectiveness of AstraZeneca’s marketing, sales and distribution strategy and operations;
●

the ability of AstraZeneca, or any third-party manufacturer it contracts with, to successfully scale up the manufacturing process for tenapanor, which has not yet been demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practice, or cGMP, requirements;

●	enforcing intellectual property rights in and to tenapanor;
●

avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and

●	a continued acceptable safety and tolerability profile of tenapanor following approval.

Most of these factors are beyond our control, including clinical development, the regulatory submission process, manufacturing, marketing and sales efforts of AstraZeneca.

As a first-in-class drug, tenapanor, has not been extensively studied in humans and the nonclinical and clinical data on its effect in the human body is limited to the trials and studies that we and AstraZeneca have completed. As a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. We cannot be certain that tenapanor will be successful in preclinical studies, clinical trials or receive regulatory approval. Further, it may not be possible or practicable to demonstrate, or if approved, to market on the basis of, certain of the benefits we believe tenapanor possesses, including the reduction of sodium absorption in patients with CKD, which is unlikely to be an endpoint to be considered for approval in CKD patients. Additionally, the reduction of serum phosphorus is currently an approvable endpoint in CKD-5D patients, but not in the broader CKD patient population in the United States. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, we may not generate significant revenue from sales of tenapanor, if approved. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate revenue from sales of tenapanor. If we and AstraZeneca are not successful in completing the development of, obtaining approval for, and commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

We are dependent on AstraZeneca for the development, regulatory approval, manufacture and commercialization of our small molecule NHE3 inhibitor program, which includes tenapanor, and if AstraZeneca exercises its right to terminate the agreement, does not elect to continue development of one or more indications for tenapanor, fails to perform as expected, or is unable to obtain the required regulatory approvals for tenapanor, the potential for us to generate future revenue from milestone and royalty payments from tenapanor would be significantly reduced and our business would be materially and adversely harmed.

The potential for us to obtain future development milestone payments and, ultimately, generate revenue from royalties from tenapanor depends entirely on the successful development, regulatory approval, marketing and commercialization of tenapanor by AstraZeneca. In addition to the risks inherent in the development of a drug product candidate, our collaboration partnership with AstraZeneca may not be successful due to a number of important factors, including the following:

●

prior to the 175th day after the database lock for the Phase 2b clinical trial in hyperphosphatemic ESRD patients, AstraZeneca may terminate the license for any reason with 30-days’ prior written notice and thereafter AstraZeneca may terminate the license with 120-days’ prior written notice;

●

if our agreement with AstraZeneca terminates, we will no longer have rights to receive potential revenue under the agreement with AstraZeneca for future milestones or royalties, in which case we would need to identify alternative means to continue the development, manufacture and commercialization of tenapanor, alone or with others.

●

AstraZeneca has the unilateral ability to choose not to develop tenapanor for one or more indications for which it has been or is currently being evaluated, including the IBS-C indication and the hyperphosphatemia indication, provided it pursues at least one indication,

●

AstraZeneca may choose to pursue an indication that is not in our strategic best interest or to delay the pursuit of, or forego an indication, even if clinical data is supportive of further development for such indication;

●

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

●

AstraZeneca may take considerably more time advancing tenapanor through the clinical and regulatory process than we currently anticipate, which could materially delay the achievement of milestones and, consequently the receipt of milestone payments from AstraZeneca;

●

AstraZeneca’s obligation to use “commercially reasonable efforts” with regard to the development, regulatory approval, manufacture and commercialization of tenapanor under our agreement leaves AstraZeneca with discretion in determining the efforts and resources that it will apply to the development, regulatory approval, manufacture and commercialization of tenapanor;

●	subject to our right to elect to participate in co-promotion activities in the United States, AstraZeneca controls all aspects of the commercialization of tenapanor;
●

AstraZeneca may change the focus of its development and commercialization efforts or pursue higher-priority programs and, accordingly, reduce the efforts and resources allocated to tenapanor, which will have the direct effect of reducing our co-promotion activities as our level of co-promotion is limited to a percentage of the overall commercialization activities;

●

AstraZeneca may fail to develop a commercially viable formulation or manufacturing process for tenapanor, and may fail to manufacture or supply sufficient drug substance of tenapanor for commercial use, if approved, which could result in lost revenue;

●	AstraZeneca may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;
●	AstraZeneca may sublicense its rights with respect to tenapanor to one or more third parties without our consent;
●	AstraZeneca may not dedicate the resources that would be necessary to carry tenapanor through clinical development or may not obtain the necessary regulatory approvals; and
●

if AstraZeneca is acquired during the term of our collaboration partnership, the acquiror may have different strategic priorities that could cause it to terminate our agreement or reduce its commitment to our collaboration partnership.

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

Our election to co-fund the first Phase 3 clinical development program for tenapanor must be made in a limited time period following AstraZeneca’s determination to proceed to the first Phase 3 clinical development program for tenapanor and, as a result, we may make a substantial capital investment for a product candidate based on limited clinical data.

Under our agreement with AstraZeneca, we may elect to participate in the funding of the first Phase 3 clinical development program for the first indication of tenapanor by investing a co-funding amount of $20.0 million, $30.0 million or $40.0 million to acquire an increase of 1%, 2% or 3%, respectively, in the royalties payable to us by AstraZeneca on net sales of tenapanor. We may exercise this right only for a limited period of 60 days following AstraZeneca’s determination to proceed to the first Phase 3 clinical development program for tenapanor for a specific indication. An election to participate in the co-fund will be based, in part, on our analysis as to the likelihood of success of the Phase 3 clinical development program and the potential for regulatory approval to commercialize tenapanor, as well as on an analysis of the capital requirements to advance our other programs. As a result, we will be required to make a substantial capital investment in tenapanor prior to the initiation of the first pivotal clinical trial and if tenapanor is unsuccessful in its pivotal trial or if it never receives regulatory approval, we will not receive any financial return on this capital investment.

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

In February 2014, we entered into a License Option and License Agreement with Sanofi under which we granted Sanofi an exclusive worldwide license to conduct research utilizing our small molecule NaP2b inhibitors, which we refer to as our RDX002 program, solely for the purpose of completing activities under a preclinical development plan. We believe the inhibition of NaP2b, an intestinal phosphate transporter, would provide utility for the treatment of hyperphosphatemia in CKD-5D patients, which is also the lead indication for which we and AstraZeneca are developing tenapanor.

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

●	the development of our NaP2b inhibitor program may be terminated or significantly delayed;
●

we would bear all of the risks and costs related to the further development and commercialization of product candidates that were previously the subject of the agreement if we decided to continue work under the NaP2b inhibitor program independently;

●	we would not be eligible to receive any of the remaining development or regulatory milestone payments or royalties on product sales;
●

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

●	our cash expenditures could increase significantly if it is necessary for us to hire additional employees and allocate scarce resources to the development and commercialization of the NaP2b program.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we, or our collaboration partners, must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in a Phase 2a study evaluating tenapanor in ESRD patients with fluid overload, while pharmacological activity of tenapanor was confirmed, the study failed to meet the primary endpoint of a statistically significant difference between tenapanor and placebo in change in interdialytic weight gain from baseline to week 4. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in preclinical and clinical studies for tenapanor do not ensure that the ongoing clinical trial, or future clinical trials, will demonstrate similar results. An unacceptable adverse event profile may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study.   For example, in a Phase 2b study evaluating tenapanor for the treatment of hyperphosphatemia in CKD-5D patients, or ESRD patients on dialysis, we observed that the study met its primary endpoint by demonstrating a statistically significant dose-related decrease in serum phosphate levels for tenapanor-treated patients compared to patients receiving placebo, while also observing that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based upon previous clinical trials.   Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

We may experience delays in our ongoing or future trials, and we do not know whether future clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

●	obtain regulatory approval to commence a trial, if applicable;
●

reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtain institutional review board, or IRB, approval at each site;
●	recruit suitable patients in a timely manner to participate in our trials;
●	have patients complete a trial or return for post-treatment follow-up;
●	ensure that clinical sites observe trial protocol, comply with good clinical practices, or GCPs, or continue to participate in a trial;
●	address any patient safety concerns that arise during the course of a trial;
●	address any conflicts with new or existing laws or regulations;
●	initiate or add a sufficient number of clinical trial sites; or
●	manufacture sufficient quantities of product candidate for use in clinical trials.

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

Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Although our research and development efforts to date have resulted in several development programs, we may not be able to develop product candidates that are safe, effective and well-tolerated. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

●	the research methodology used and our drug discovery and design platform may not be successful in identifying potential product candidates;
●	competitors may develop alternatives that render our product candidates obsolete or less attractive;
●	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
●	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;
●

a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective, well-tolerated or otherwise does not meet applicable regulatory criteria;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
●	a product candidate may not be accepted as safe, effective and well-tolerated by patients, the medical community or third-party payors, if applicable.

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

We have developed a proprietary drug discovery and design platform to enable the identification, screening, testing, design and development of new product candidates, and we recently enhanced this platform with the addition of APECCS. We plan to utilize APECCS to identify new and potentially novel targets in the GI tract. We have also identified over 3,800 human gastrointestinal tract-specific RNA transcripts and proteins on the inner surface of the gut, many of which we believe may be drug targets. However, there can be no assurance that APECCS will be able to identify new targets in the GI tract or that any of these potential targets or other aspects of our proprietary drug discovery and design platform will yield product candidates that could enter clinical development and, ultimately, be commercially valuable.

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

We do not have the ability to independently conduct clinical trials and, in some cases, preclinical or nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories, collaboration partners and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials we are conducting with AstraZeneca, as well as those third parties with whom we will contract for execution of clinical trials for our internal programs, play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct some of our preclinical and nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good laboratory practices, or GLPs, for preclinical and nonclinical studies, and good clinical practices, or GCPs, for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in preclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices or cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Even if our product candidates obtain FDA or other regulatory approvals, and are ultimately commercialized, our product candidates may not achieve market acceptance among physicians, patients, third-party payors, patient advocacy groups, health care payors and the medical community. Market acceptance of our product candidates for which marketing approval is obtained depends on a number of factors, including:

●	the efficacy of the products as demonstrated in clinical trials;
●	the prevalence and severity of any side effects and overall safety and tolerability profile of the product;
●	the clinical indications for which the product is approved;
●	advantages over existing therapies;
●	acceptance by physicians, major operators of clinics and patients of the product as a safe, effective and well-tolerated treatment;
●	relative convenience and ease of administration of our products;
●	the potential and perceived advantages of our product candidates over current treatment options or alternative treatments, including future alternative treatments;
●	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;
●	the availability of alternative products and their ability to meet market demand;
●	the strength of our or our collaboration partners’ marketing and distribution organizations;
●	the quality of our relationships with patient advocacy groups; and
●	sufficient third-party coverage or reimbursement.

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

Undesirable side effects caused by our product candidates could cause us, our collaboration partners, or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes, and in the Phase 2b evaluating tenapanor for the treatment of hyperphosphatemia in CKD-5D patients, we observed that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses was higher than expected based upon the results of previous clinical trials. In the event that trials conducted by us or AstraZeneca with tenapanor, or trials we conduct with our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order AstraZeneca or us to cease further development of or deny approval of tenapanor, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us or AstraZeneca to cease further development of a product candidate for a particular indication, or entirely.   The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, in the event that any of our product candidates receives regulatory approval and we or others later identify undesirable side effects caused by one of our products, a number of potentially significant negative consequences could occur, including:

●	regulatory authorities may withdraw their approval of the product or seize the product;
●	we, or our collaboration partners, may be required to recall the product;
●

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

●	we, or our collaboration partners, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor, or our other product candidates, would compete against existing treatments. For example, tenapanor will, if approved, compete directly with phosphate binders for the treatment of hyperphosphatemia in patients with CKD-5D, including sevelamer hydrochloride (Renagel) and sevelamer carbonate (Renvela), which were launched by Genzyme. Synthon announced the successful completion of a Phase 3 multicenter, randomized, double-blind, multiple-dose, crossover trial in Europe to compare safety and demonstrate equivalence of serum phosphate control of Synthon sevelamer carbonate tablets to Renvela tablets in chronic kidney disease patients on hemodialysis in April 2014.  Currently, several pharmaceutical companies are distributing Synthon manufactured sevelamer carbonate tablets in multiple European countries including, but not limited to, the UK, Spain, Sweden and Denmark. In addition to the currently marketed phosphate binders, Keryx has received FDA approval for ferric citrate (Auryxia), an iron-based binder, that is also approved in Japan and we are aware of fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, Japan, China and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
●	loss of revenue; and
●	the inability to commercialize or co-promote our product candidates.

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

We are highly dependent on the services of our President and Chief Executive Officer, Michael Raab, our Executive Vice President and Chief Scientific Officer, Jeremy Caldwell, Ph.D., and our Senior Vice President of Drug Development, David Rosenbaum, Ph.D. If we are not able to retain these members of our management team, or recruit additional management, clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon Michael Raab, our President and Chief Executive Officer, Jeremy Caldwell, Ph.D., our Chief Scientific Officer and David Rosenbaum, Ph.D., our Senior Vice President of Drug Development. The loss of services of any of these individuals could delay or impair the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. Although we have entered into employment agreements with our senior management team, including Mr. Raab and Drs. Caldwell and Rosenbaum, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

We will need to continue to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2014, we had 34 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations, preclinical and clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

●	expand our general and administrative functions;
●	establish and build a marketing and commercial organization;
●	identify, recruit, retain, incentivize and integrate additional employees;
●	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
●	continue to improve our operational, legal, financial and management controls, reporting systems and procedures.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

In addition, we are in the process of implementing enterprise resource planning, or ERP, system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, an ERP system will require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, during the conversion process, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in implementing or using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO (December 31, 2019), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, or (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We intend to consider strategic transactions, such as acquisitions of companies, asset purchases, and or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

●	up-front, milestone and royalty payments, equity investments and financial support of new research and development candidates including increase of personnel, all of which may be substantial;
●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
●	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;
●	higher-than-expected acquisition and integration costs;
●	write-downs of assets or goodwill or impairment charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

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

We may decide to seek marketing approval for certain of our product candidates outside the United States or otherwise engage in business outside the United States, including entering into contractual agreements with third-parties. We expect that we will be subject to additional risks related to entering into these international business markets and relationships, including:

●	different regulatory requirements for drug approvals in foreign countries;
●	differing United States and foreign drug import and export rules;
●	reduced protection for intellectual property rights in foreign countries;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	different reimbursement systems, and different competitive drugs;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
●	potential liability resulting from development work conducted by these distributors; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any of our collaboration partners is permitted to market any drug product in the United States until we receive marketing approval from the FDA. We have not submitted an application or obtained marketing approval for any of our product candidates anywhere in the world. Obtaining regulatory approval of a new drug application, or NDA, can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

●	warning letters;
●	civil and criminal penalties;
●	injunctions;
●	withdrawal of regulatory approval of products;
●	product seizure or detention;
●	product recalls;
●	total or partial suspension of production; and
●	refusal to approve pending NDAs or supplements to approved NDAs.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies, and depends upon numerous factors. The FDA and comparable foreign authorities have substantial discretion in the approval process and we may encounter matters with the FDA or such comparable authorities that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies or trials for drug product either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or result in a decision not to approve an application for regulatory approval. Despite the time and expense exerted, failure can occur at any stage. Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our, or our collaboration partners’, clinical studies;
●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which approval is sought;
●	the FDA or comparable foreign regulatory authorities may disagree with the interpretation of data from preclinical studies or clinical studies;
●

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

●

we or our collaboration partners may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

●

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers responsible for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	warning letters, fines or holds on clinical trials;
●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	injunctions or the imposition of civil or criminal penalties;
●	suspension or revocation of existing regulatory approvals;
●	suspension of any of our ongoing clinical trials;
●	refusal to approve pending applications or supplements to approved applications submitted by us;
●	restrictions on our or our contract manufacturers’ operations; or
●	product seizure or detention, or refusal to permit the import or export of products.

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

Some participants in clinical studies of tenapanor have reported adverse effects after being treated with tenapanor, including diarrhea, nausea, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes and in the Phase 2b evaluating tenapanor for the treatment of hyperphosphatemia in CKD-5D patients, we observed that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses was higher than expected based upon the results of previous clinical trials. If we are successful in commercializing any products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

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

●

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

●

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

●

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

●

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers;

●

state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources;

●

state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts; and

●	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

●	additional clinical trials to be conducted prior to obtaining approval;
●	changes to manufacturing methods;
●	recall, replacement, or discontinuance of one or more of our products; and
●	additional record keeping.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

●	announcements regarding decisions by AstraZeneca to terminate or delay development of tenapanor for one or more indications, or to terminate the collaboration partnership;
●	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and planned clinical trials for tenapanor;
●	announcements relating to our collaboration partnership with Sanofi regarding its option to develop and commercialize NaP2b inhibitors;
●	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;
●

announcements of regulatory approval or a complete response letter to tenapanor, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

●	announcements relating to future collaboration partnerships;
●	our election, and the related announcement, to exercise our co-fund right with respect to the first Phase 3 clinical development program for tenapanor;
●	announcements of therapeutic innovations or new products by us or our competitors;
●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
●	changes or developments in laws or regulations applicable to our product candidates;
●	the success of our testing and clinical trials;
●	the success of our efforts to acquire or license or discover additional product candidates;
●	any intellectual property infringement actions in which we may become involved;
●	announcements concerning our competitors or the pharmaceutical industry in general;
●	achievement of expected product sales and profitability;
●	manufacture, supply or distribution shortages;
●	actual or anticipated fluctuations in our operating results;
●	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
●	changes in financial estimates or recommendations by securities analysts;
●	trading volume of our common stock;
●	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
●	general economic and market conditions and overall fluctuations in the United States equity markets; and
●	the loss of any of our key scientific or management personnel.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2014, we had 18,589,245 shares of common stock outstanding. Of those shares, on such date, 10,538,920 were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of December 31, 2014, 1,007,724 shares of common stock that are subject to outstanding options, will be eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 11.0 million shares of our outstanding common stock as of December 31, 2014, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately two-thirds of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the required approval of at least 66 2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
●

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
●

the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●

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

●

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

●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
●

We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

●

We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

●

The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

●	We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is currently located in Fremont, California. In September 2014, we increased our leased space of approximately 27,620 square feet by an additional 12,161 square feet and extended the lease term from September 2016 through September 2019. We believe that our existing facilities are adequate for our current needs, as the facilities have sufficient laboratory space to house additional scientists to be hired as we expand. When our lease expires, we may exercise our renewal options or look for additional or alternate space for our operations and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

We are not currently a party to any material litigation or other material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock commenced trading on The NASDAQ Global Select Market under the symbol “ARDX” on June 19, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on The NASDAQ Global Select Market:

2014:	High	Low
Second Quarter (from June 19, 2014)	$16.00	$14.05
Third Quarter	$21.60	$11.37
Fourth Quarter	$35.48	$15.10

As of February 26, 2015, there were 58 holders of record of our common stock. The last reported sale price of the common stock on February 26, 2015 was $16.01 per share.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index and the (ii) the NASDAQ Biotechnology Index for the period from June 19, 2014 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2014. The figures represented below assume an investment of $100 in our common stock at the closing price of $14.11 on June 19, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on June 19, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	June 19, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Ardelyx, Inc.	ARDX	$100.00	$113.18	$100.71	$133.88
NASDAQ Composite Index	IXIC	$100.00	$101.12	$103.08	$108.64
NASDAQ Biotechnology Index	NBI	$100.00	$102.62	$109.22	$121.38

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.

Use of Proceeds from Registered Securities

On June 24, 2014 we closed our IPO, in which we sold an aggregate of 4,928,900 shares of common stock at a price to the public of $14.00 per share. The aggregate offering price for shares sold in the offering was $69.0 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to the registration statement on Form S-1 (File No. 333-196090). After deducting underwriting discounts, commissions and offering expenses paid or payable by us, the net proceeds from the offering were approximately $61.2 million.

There has been no material change in the planned use of proceeds from our IPO as described in the registration statement on Form S-1 (File No. 333-196090). We invested the proceeds from the IPO in money market funds.

Recent Sale of Unregistered Securities

There were not any sales of unregistered securities by us for the period covered by this Annual Report on Form 10-K that have not been otherwise reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

 Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

 The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and the notes included elsewhere in this annual report on Form 10-K and also with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share amounts)
Revenue:
Licensing revenue	$18,394	$8,063	$3,182
Collaborative development revenue	13,229	20,865	2,228
Total revenue	31,623	28,928	5,410
Operating expenses:
Research and development	25,900	28,093	10,184
General and administrative	7,287	3,700	4,031
Total operating expenses	33,187	31,793	14,215
Loss from operations	(1,564)	(2,865)	(8,805)
Other income (expense), net	10	(52)	(30)
Change in fair value of preferred stock warrant liability	(1,593)	(3,506)	(950)
Loss before provision for income taxes	(3,147)	(6,423)	(9,785)
Provision for income taxes	(67)	(141)	—
Net loss and comprehensive loss	$(3,214)	$(6,564)	$(9,785)
Net loss per common share, basic and diluted(	$(0.31)	$(5.82)	$(11.32)
Shares used to compute net loss per common share, basic and dilute	10,248,337	1,127,948	864,020

	As of December 31,
	2014	2013	2012
		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$107,286	$34,435	$32,903
Total assets	113,414	42,904	37,884
Deferred revenue	47,053	40,298	32,662
Convertible preferred stock warrant liability	—	6,456	2,950
Convertible preferred stock	—	56,155	56,155
Accumulated deficit	(71,867)	(68,653)	(62,089)
Total stockholders’ equity (deficit)	60,682	(63,479)	(57,392)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section of this report entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic, small molecule therapeutics that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal, GI and metabolic diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which in clinical studies has demonstrated the ability to improve the symptoms of constipation-predominant irritable bowel syndrome, or IBS-C, and to reduce the absorption of both dietary sodium and phosphorus, which are key factors in the progression of kidney disease.

In October 2012, we entered into a collaboration partnership with AstraZeneca AB, or AstraZeneca, for the worldwide development and commercialization of tenapanor. AstraZeneca is responsible for all development and commercialization costs for tenapanor and we have retained an option to co-promote in the United States. Together with AstraZeneca, we have completed a Phase 2b clinical trial evaluating tenapanor in patients with IBS-C.  Results from the study demonstrated statistically significant and clinically meaningful improvements for IBS-C patients compared to patients receiving placebo, and at the 50 mg dose, the study met its primary endpoint.   We, and AstraZeneca, have also completed a Phase 2b clinical trial evaluating tenapanor in treating hyperphosphatemic patients with chronic kidney disease on dialysis, or CKD-5D, and the study met its primary endpoint of lowering serum phosphate.  In this study, the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based on previous clinical trials. Higher discontinuations rates due to diarrhea were observed primarily in the 30mg once daily and 30mg twice daily dose groups. We plan to announce results of a Phase 2a trial in patients with late-stage chronic kidney disease during the second quarter of 2015.

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

Under the terms of the agreement with AstraZeneca, we received a $35.0 million upfront payment and we are eligible to receive up to $237.5 million in development milestones, of which we have received $40.0 million through December 31, 2014.

The $40.0 million in development milestones consists of a payment of $15.0 million that we received in December 2013 and a payment of $25.0 million that we received in May 2014 as a result of the dosing of the first patient in the Phase 2b ESRD clinical trial in hyperphosphatemia in April 2014. In addition to the $237.5 million in total development milestones, we are also eligible to receive up to $597.5 million in sales and launch milestones. Through December 31, 2014, we also received $34.2 million in reimbursement for our development efforts provided under the agreement. We are also eligible to receive incremental tiered royalties based on aggregate annual net sales of each licensed product starting in the high single digits and increasing to high teen percentages as annual net sales increase, subject to an increase related to our co-fund election, if we decide to make such an election.

We have identified the deliverables within the arrangement as a license to the technology, the initial supply of the compound of the licensed product for use in development, and ongoing development activities through completion of all Phase 2 clinical trials to be conducted with tenapanor, which are accounted for as a single unit of accounting. We have concluded that the license is not a separate unit of accounting. It does not have stand-alone value to AstraZeneca, separable from the development services to be performed pursuant to the agreement, as AstraZeneca is unable to use the license for its intended purpose without our performance of the development services, which included the initial supply of the compound of the licensed product. We recognize revenue from the $35.0 million up-front payment on a straight-line basis over the period from the effective date of the agreement through the completion of the Phase 2b CKD trials to be conducted with tenapanor, which we currently estimate to be December 2017. During the third quarter of 2014, we extended the estimated period of performance from December 2016 to December 2017 due to the extension of the estimated completion date of the Phase 2 CKD clinical trials. The expected period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of clinical studies.  In addition, we recognize revenue from the $15.0 million and the $25.0 million development milestone payments on a straight-line basis over the same estimated completion date.

In February 2014, we entered into an option and license agreement with Sanofi under which we granted Sanofi an exclusive worldwide license to conduct research utilizing our program evaluating small molecule NaP2b inhibitors for the treatment of hyperphosphatemia in CKD-5D patients. In addition, Sanofi has the option to obtain an exclusive license to develop, manufacture and commercialize our NaP2b inhibitors. Sanofi is advancing this program towards first-in-human clinical trials. Under our arrangement, Sanofi is responsible for all of the costs and expenses for research and preclinical activities and, should it exercise its option, for the development and commercialization efforts under the program. Under the License Option and License Agreement, we received a payment of $1.25 million in March 2014, which was fully recognized as licensing revenue in May 2014 after we completed our obligation to provide to Sanofi the background know-how, listed patents, and materials described in the License Option and License Agreement. We have the potential to earn future development, regulatory and commercial milestone payments of up to $196.75 million if Sanofi continues to advance the program into development and through commercialization. If a NaP2b inhibitor is commercialized by Sanofi as a result of this program, we will receive tiered royalties ranging from the mid-single digits into the low double digits. As part of our agreement with Sanofi, we retain an option to co-promote licensed products in the United States.

Our revenue to date has been generated from collaboration and license revenue pursuant to our license agreements with AstraZeneca, and Sanofi. We have not generated any commercial product revenue. As of December 31, 2014, we had an accumulated deficit of $71.9 million. We have incurred significant losses in the past and may continue to incur significant losses in the future as we advance our unpartnered preclinical programs. The significance of future losses will be dependent in part on whether AstraZeneca continues to develop and advance tenapanor, and whether Sanofi exercises its option to obtain an exclusive license to develop, manufacture and commercialize our NaP2b inhibitors, which in either case would result in milestone payments to us. There can be no assurance that we will receive additional collaboration revenue in the future.

Initial Public Offering

On June 18, 2014, our registration statement on Form S-1 (File No. 333-196090) relating to the IPO of our common stock was declared effective by the SEC and the IPO closed on June 24, 2014.  We sold 4,928,900 shares of our common stock, which included 642,900 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of common stock, and we received cash proceeds of $61.2 million from the IPO, net of underwriting discounts and commissions and expenses paid by us.

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

We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaboration partnerships with AstraZeneca, Sanofi, and any future collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under our license agreement with AstraZeneca. We also expect revenue we generate from AstraZeneca to fluctuate based on changes to clinical timelines or strategy that determine the recognition period of upfront/milestone payments.

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

●

external research and development expenses incurred under agreements with consultants, third-party contract research organizations, or CROs, and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations, or CMOs, where our clinical supplies are produced;

●	employee-related expenses, which include salaries, benefits and stock-based compensation; and
●	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

Prior to the execution of our license agreement with AstraZeneca in October 2012, we incurred $18.0 million in research and development expenses related to tenapanor. Following the execution of the license agreement and through December 31, 2014, we incurred $35.4 million in research and development expenses related to tenapanor, all of which are reimbursed by AstraZeneca under the license agreement. The reimbursements are recognized in collaborative development revenue in the Statement of Operations and Comprehensive Loss.

The following table summarizes our research and development expenses during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
		(in thousands)
Discovery research expense	$12,734	$7,746	$6,311
Clinical development expense—tenapanor	—	—	1,961
Total unpartnered expense	12,734	7,746	8,272
AstraZeneca collaboration development expense	13,166	20,347	1,912
Total research and development expenses	$25,900	$28,093	$10,184

We expect our unpartnered research and development expenses will increase in the future as we progress our internal product candidates, advance our discovery research projects into the preclinical stage and continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our collaboration partners may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

General and Administrative

General and administrative expenses include personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs include salaries, bonus, benefits and stock-based compensation. We have incurred, and expect to continue to incur, additional expenses as a result of being a public company following the completion of our IPO in June 2014, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increases in expenses for additional insurance, investor relations activities and other administration and professional services.

Change in Fair Value of Convertible Preferred Stock Warrant Liability

Change in fair value of convertible preferred stock warrant liability was the fair value remeasurement of our liability related to our convertible preferred stock warrants. We recorded adjustments to the estimated fair value of the convertible preferred stock warrants until they were net exercised in connection with our IPO. At that time, the convertible preferred stock warrant liability was reclassified to additional paid-in capital and we no longer record any related periodic fair value adjustments.

Provision for Income Taxes

We did not record a provision for income taxes for the year ended December 31, 2012. Our deferred tax assets continue to be fully offset by a valuation allowance.

Provision for income taxes for the years ended December 31, 2014 and 2013 consist of California state income taxes as we are required to pay Alternative Minimum Tax for the upfront and milestone payments received from AstraZeneca.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Research Activities

Revenue from research activities made under collaboration partnership agreements are recognized as the services are provided and when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue generated from research and license agreements typically includes up-front signing or license fees, cost reimbursements, research services, minimum sublicense fees, milestone payments, and royalties on future licensees’ product sales.

Multiple-Element Arrangements

For revenue agreements with multiple-element arrangements, such as license and development agreements, we allocate revenue to each non-contingent unit of accounting based on the relative selling price of each unit. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence or third-party evidence. If neither exists, we use the best estimate of selling price for that deliverable. Revenue allocated is then recognized when the four basic revenue recognition criteria are met for each unit. Our obligations under the agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and obligations to participate on certain development committees with the collaboration partner. We make judgments that affect the period over which we recognize revenue. On a quarterly basis, we review our estimated period of performance for our license revenue based on the progress under the arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis.

Cost Reimbursement

We recognize cost reimbursement revenue under collaboration partnership agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received that have not been earned.

Milestone

A milestone is considered substantive when the consideration earned from the achievement of the milestone (i) is commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. Such payments that are contingent upon the achievement of a substantive milestone are recognized entirely as revenue in the period in which the milestone is achieved. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. If there were no remaining performance obligations, we recognize the revenue in the period it is earned.

Research and Development Expense and Accruals

        Research and development expenses include employee-related expenses, clinical trial costs, consultant fees, supplies, manufacturing costs for research and development programs and allocations of corporate costs. All such costs are charged to research and development expense as incurred. These expenses result from our independent research and development efforts as well as efforts associated with collaborations. Our expense accruals for clinical trials are based on estimates of the services received from clinical trial centers and clinical research organizations. If possible, we obtain information regarding unbilled services directly from service providers. However, we may be required to estimate these services based on information available to our product development or administrative staff. If we underestimate or overestimate the activity associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Stock-based compensation expense was $1.7 million, $0.4 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected Term—The expected term represents the period that stock-based awards are expected to be outstanding. We used the simplified method to determine the expected term, which is calculated as the average of the time-to-vesting and the contractual life of the options.

Expected Volatility— Prior to our initial public offering in June 2014, we were privately held and thus have limited trading history for our common stock. Accordingly, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

Prior to our IPO in June 2014, our board of directors, with the assistance of management and independent consultants, performed fair value analyses for the valuation of our common stock. For grants made on dates for which there was no contemporaneous valuation to utilize in setting the exercise price of our common stock, and given the absence of an active market for our common stock prior to our IPO in June 2014, our board of directors determined the fair value of our common stock on the date of grant based on several factors, including:

•	progress of our research and development efforts;

•	our operating results and financial condition, including our levels of available capital resources;

•	rights and preferences of our common stock compared to the rights and preferences of our other outstanding equity securities;

•	material risks related to our business;

•	equity market conditions affecting comparable public companies;

•	the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering given prevailing market and biotechnology sector conditions; and

•	that the grants involved illiquid securities in a private company.

For valuations after the completion of our initial public offering on June 18, 2014, our board of directors determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant.

Estimated Fair Value of Convertible Preferred Stock Warrants

Freestanding warrants for shares that were contingently redeemable were classified as a liability on the balance sheet at their estimated fair value. At the end of each reporting period, the change in estimated fair value during the period was recorded in change in fair value of convertible preferred stock warrant liability in the statement of operations and comprehensive loss. We estimated the fair values of these warrants using their intrinsic value in 2012 given their low exercise price. Beginning in 2013, we estimated the fair value of the warrant liability using a hybrid of the options pricing method, or OPM, and the probability-weighted return method, or PWERM. The hybrid method applied the PWERM utilizing the probability of two exit scenarios, going public or being acquired, and the OPM was utilized in the remaining private scenario. The scenarios were weighted based on our estimate of the assigned probability. We continued to adjust the carrying value of the warrants until the completion of our initial public offering in June 2014, at which time the liability was reclassified to additional paid-in capital and is no longer subject to remeasurement.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,		Dollar Change
	2014	2013
		(in thousands)
Revenue:
Licensing revenue	$18,394	$8,063	$10,331
Collaborative development revenue	13,229	20,865	(7,636)
Total revenue	$31,623	$28,928	$2,695

Licensing revenue for the year ended December 31, 2014 was $18.4 million, an increase of $10.3 million, or 128%, compared to $8.1 million for the year ended December 31, 2013. The increase was primarily due to the amortization of deferred revenue from the $15.0 million development milestone payment we received in December 2013 related to the amendment to the AstraZeneca agreement and the $25.0 million development milestone payment we received in May 2014 related to the dosing of the first patient in the Phase 2b ESRD clinical trial in hyperphosphatemia in April 2014, which are both being recognized ratably over our expected period of performance under the agreement. The estimated period of performance is based on the completion of all of the Phase 2 clinical trials for tenapanor, which we currently estimate will be December 2017. This estimated period was extended during the third quarter of 2014 from December 2016 to December 2017 due to the extension of the estimated completion date of the remaining Phase 2 clinical trials. The expected period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of clinical studies. The remaining increase was due to the $1.25 million we recognized in May 2014 pursuant to the Option and License Agreement with Sanofi upon the completion of our performance obligations.

Collaborative development revenue consists of our development expenses that are reimbursable to us by AstraZeneca as part of our license agreement. Collaborative development revenue for the year ended December 31, 2014 was $13.2 million, a decrease of $7.6 million, or 37%, compared to $20.9 million for the year ended December 31, 2013. The decrease was due to a decrease in our development activities primarily related to the clinical trials that are a part of the AstraZeneca agreement.

Research and Development

	Year Ended December 31,		Dollar Change
	2014	2013
		(in thousands)
Research and development	$25,900	$28,093	$(2,193)

Research and development expenses were $25.9 million for the year ended December 31, 2014, a decrease of $2.2 million, or 8%, compared to $28.1 million for the year ended December 31, 2013. The change was due to a decrease in AstraZeneca collaboration development expense of $7.2 million which was primarily driven by the decrease in development activities related to tenapanor conducted by us under the license agreement with AstraZeneca. The decrease was offset by a $5.0 million increase in discovery research expenses primarily due to an increase in our personnel costs of $1.2 million, an increase in our stock-based compensation expense of $1.2 million primarily driven by the acceleration of stock option vesting related to the separation agreement with Dr. Charmot, an increase in CRO consultant service fees and other temporary consultant fees of $0.9 million, and an increase in lab supply expenses from increased research activities for unpartnered programs of $0.8 million.

General and Administrative

	Year Ended December 31,		Dollar Change
	2014	2013
		(in thousands)
General and administrative	$7,287	$3,700	$3,587

General and administrative expenses were $7.3 million for the year ended December 31, 2014, an increase of $3.6 million, or 97%, compared to $3.7 million for the year ended December 31, 2013. The increase was due to an increase in operational costs of $2.1 million as a result of being a public company, including professional services and legal services, an increase personnel related expenses of $0.7 million, and an increase of $0.8 million due to office related and travel expenses.

Change in Fair Value of Preferred Stock Warrant Liability

	Year Ended December 31,		Dollar Change
	2014	2013
		(in thousands)
Change in fair value of preferred stock warrant liability	$(1,593)	$(3,506)	$1,913

Change in fair value of preferred stock warrant liability was $1.6 million for the year ended December 31, 2014 compared to $3.5 million for the year ended December 31, 2013. The amounts recorded in each of 2014 and 2013 were due to increases in the fair value of our convertible preferred stock  as compared with the prior year. The smaller amount recorded in 2014 was due to a smaller increase in the value of the underlying stock as compared with the prior year. The preferred stock warrants were net exercised upon the completion of the IPO and are no longer subject to remeasurement.

Provision for Income Taxes

	Year Ended December 31,		Dollar Change
	2014	2013
		(in thousands)
Provision for income taxes	$(67)	$(141)	$74

Provision for income taxes was $0.1 million for the years ended December 31, 2014 and 2013, and was due to California state income taxes for Alternative Minimum Tax.

Comparison of the Years Ended December 31, 2013 and 2012

Revenue

	Year Ended December 31,		Dollar Change
	2013	2012
		(in thousands)
Revenue:
Licensing revenue	$8,063	$3,182	$4,881
Collaborative development revenue	20,865	2,228	18,637
Total revenue	$28,928	$5,410	$23,518

Licensing revenue for the year ended December 31, 2013 was $8.1 million, an increase of $4.9 million, or 153%, compared to $3.2 million for the year ended December 31, 2012. The increase was due to a full year of amortization in 2013 of the AstraZeneca up-front license payment as compared to a partial period in 2012. In addition, we received an additional payment of $15.0 million in December 2013 related to the amendment to the AstraZeneca agreement which is also being amortized over the expected period of performance. The estimated period of performance is based on the completion of all of the Phase 2 clinical trials for tenapanor. We initially estimated the period of performance to be through June 2015. In connection with our process of evaluating the progress of clinical activities, in the fourth quarter of 2013 we revised our estimate of the period of performance to be through December 2016.

Collaborative development revenue consists of our development expenses that are reimbursable to us by AstraZeneca as part of our license agreement. Collaborative development revenue for the year ended December 31, 2013 was $20.9 million, an increase of $18.6 million, compared to $2.2 million for the year ended December 31, 2012. The increase was due to a full year of development activities related to the AstraZeneca agreement.

Research and Development

	Year Ended December 31,		Dollar Change
	2013	2012
		(in thousands)
Research and development	$28,093	$10,184	$17,909

Research and development expenses were $28.1 million for the year ended December 31, 2013, an increase of $17.9 million, or 176%, compared to $10.2 million for the year ended December 31, 2012. The increase was primarily driven by increased development activities, including our ongoing Phase 2 clinical trials, as part of our license agreement with AstraZeneca for the research, development, and commercialization of tenapanor. AstraZeneca reimburses us for our internal and external development-related costs associated with our license agreement. These development-related costs are mainly comprised of external research and development expenses incurred under agreements with consultants and third-party contract research organizations.

General and Administrative

	Year Ended December 31,		Dollar Change
	2013	2012
		(in thousands)
General and administrative	$3,700	$4,031	$(331)

General and administrative expenses were $3.7 million for the year ended December 31, 2013, a decrease of $0.3 million, or 8%, compared to $4.0 million for the year ended December 31, 2012. The decrease was primarily due to a decrease in consulting and legal fees of $0.5 million related to negotiation costs incurred in 2012 in connection with the AstraZeneca agreement, partially offset by an increase in salary expenses as a result of increased headcount in 2013.

Change in Fair Value of Preferred Stock Warrant Liability

	Year Ended December 31,		Dollar Change
	2013	2012
		(in thousands)
Change in fair value of preferred stock warrant liability	$(3,506)	$(950)	$(2,556)

Change in fair value of preferred stock warrant liability was $3.5 million for the year ended December 31, 2013 compared to $1.0 million for the year ended December 31, 2012. The increase was due to an increase in the fair value of our convertible preferred stock.

Provision for Income Taxes

	Year Ended December 31,		Dollar Change
	2013	2012
		(in thousands)
Provision for income taxes	$(141)	$—	$(141)

Provision for income taxes was $0.1 million for the year ended December 31, 2013 compared to zero for the year ended December 31, 2012. The increase is primarily due to California state income taxes for Alternative Minimum Tax.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents totaling $107.3 million. In connection with our IPO, we received cash proceeds of $61.2 million, net of underwriters’ discounts and commissions and expenses paid by us. Prior to the IPO, we funded our operations primarily with cash flows from the sales of our convertible preferred stock in private placements and from the upfront payments and other collaboration related payments received from our collaboration partners AstraZeneca and Sanofi.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of December 31, 2014 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaboration partnerships. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

●

our decision whether or not to exercise our right to co-fund the first Phase 3 clinical development program for tenapanor, in which we may invest $20.0 million, $30.0 million or $40.0 million to acquire an increase of 1%, 2% or 3%, respectively, in the royalties payable to us by AstraZeneca on net sales of tenapanor;

●

the achievement of development and regulatory milestones resulting in the payment to us from our collaboration partners of contractual milestone payments and the timing of the receipt of such payments, if any;

●	the decision of AstraZeneca whether or not to continue the development of tenapanor or exercise its right of termination under the agreement to return the program to us;
●

the progress, timing, scope, results and costs of our preclinical studies and clinical trials for our product candidates that have not been licensed, including the ability to enroll patients in a timely manner for clinical trials;

●

the time and cost necessary to obtain regulatory approvals for our product candidates that have not been licensed and the costs of post-marketing studies that could be required by regulatory authorities;

●	our ability and the ability of our collaboration partners to successfully commercialize and/or co-promote our product candidates;
●	the manufacturing, selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;
●	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;
●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;
●	the sales price and the availability of adequate third-party reimbursement for our product candidates;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the number and scope of preclinical and discovery programs that we decide to pursue or initiate;
●	the time and cost necessary to respond to technological and market developments; and
●

the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash provided by operating activities	$13,397	$1,811	$21,980
Cash used in investing activities	(1,856)	(278)	(128)
Cash provided by (used in) financing activities	61,310	(1)	270

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2014 was $13.4 million, consisting of net loss of $3.2 million, which was offset by non-cash charges of $0.3 million for depreciation and amortization expense, $1.7 million for stock-based compensation, and $1.6 million for the change in the fair value remeasurement of our convertible preferred stock warrant liability.  The change in our net operating assets and liabilities was primarily due to a $6.8 million increase in deferred revenue which was mainly driven by the $25.0 million payment received in May 2014 in connection with our agreement with AstraZeneca offset by amortization of $18.4 million that was recognized as license revenue, a $3.9 million decrease in our accounts receivable due to the timing of payments received from AstraZeneca for reimbursable costs incurred under our licensing agreement, a $0.8 million increase in accounts payable due to timing of payments, as well as a $0.7 million increase in accrued compensation and benefits due to an increase in compensation costs.

Cash provided by operating activities for the year ended December 31, 2013 was $1.8 million, consisting of a net loss of $6.6 million, which was offset by non-cash charges of $0.4 million for stock-based compensation, $0.6 million for depreciation and amortization expense, and $3.5 million for the change in the fair value remeasurement of our convertible preferred stock warrant liability. The change in our net operating assets and liabilities was due primarily to a $7.6 million increase in deferred revenue as a result of the $15.0 million payment received in 2013 under our license agreement with AstraZeneca, offset by $8.1 million in amortization of revenue and a $1.1 million increase in our accounts payable due to the timing of payments. Our accounts receivable increased by $3.4 million due to the timing of payments received from AstraZeneca for reimbursable costs incurred under our license agreement.

Cash provided by operating activities for the year ended December 31, 2012 was $22.0 million, consisting of a net loss of $9.8 million which was offset by non-cash charges of $0.5 million for stock-based compensation, $0.7 million for depreciation and amortization expense, and $1.0 million for the change in the fair value remeasurement of our convertible preferred stock warrant liability. The change in our net operating assets and liabilities was due primarily to a $32.7 million increase in deferred revenue which was mainly driven by the $35.0 million up-front payment received in connection with our agreement with AstraZeneca, net of the amortization to revenue of $3.2 million. The remaining difference was an increase in reimbursable expenses included in deferred revenue of $0.9 million that related to reimbursements received for prepaid development expenses. Our accounts receivable increased by $3.1 million due to the recognition of reimbursable development costs and related timing of payments received from AstraZeneca.

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2014, 2013 and 2012 was related to our acquisition of property and equipment of $1.9 million, $0.3 million and $0.1 million. Purchases of property and equipment are primarily related to expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2014 was due to the net proceeds from our initial public offering of $61.2 million and proceeds from the issuance of common stock upon the exercise of stock options of $0.1 million.

Cash provided by financing activities for the years ended December 31, 2012 was related to proceeds from the issuance of common stock upon the exercise of stock options of $0.3 million.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations:	Less than 1 year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total

Purchase commitments	$651	$—	$—	$—	$651
Operating leases (1)	843	1,763	1,574	—	4,180
Capital expenditures	1,233	—	—	—	1,233
Total contractual obligations	$2,727	$1,763	$1,574	$—	$6,064

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which converges the FASB and the International Accounting Standards Board standards on revenue recognition and will replace nearly all existing revenue recognition under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time we may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. We have not yet selected a transition method nor have we determined the impact of the new standard on our financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under today’s guidance. ASU 2014-15 is effective for us in the first quarter of 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2014-15 on our financial statements will be material.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. We had cash and cash equivalents of $107.3 million as of December 31, 2014, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. We had no outstanding debt as of December 31, 2014.

Item 8. Financial Statements and Supplementary Data.

ARDELYX, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ardelyx, Inc.

We have audited the accompanying balance sheets of Ardelyx, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardelyx, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 5, 2015

Ardelyx, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$107,286	$34,435
Accounts receivable	2,584	6,436
Prepaid expenses and other current assets	1,209	965
Total current assets	111,079	41,836
Property and equipment, net	2,131	530
Other assets	104	358
Restricted cash	100	180
Total assets	$113,414	$42,904
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,129	$2,284
Accrued compensation and benefits	1,648	927
Accrued and other liabilities	780	100
Deferred revenue, current portion	15,979	13,828
Total current liabilities	21,536	17,139
Other long-term liabilities	122	—
Deferred revenue, non-current	31,074	26,470
Convertible preferred stock warrant liability	—	6,456
Liabilities related to early exercise of options	—	163
Total liabilities	52,732	50,228
Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value per share—no shares and 108,829,748 shares authorized as of December 31, 2014 and 2013, respectively; no shares and 11,517,222 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	56,155
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares and no shares authorized as of December 31, 2014 and 2013, respectively; no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.0001 par value per share—300,000,000 and 130,360,121 shares authorized as of December 31, 2014 and 2013, respectively; 18,589,245 and 1,225,481 shares issued and outstanding as of December 31, 2014 and 2013, respectively	2	—
Additional paid-in capital	132,547	5,174
Accumulated deficit	(71,867)	(68,653)
Total stockholders’ equity (deficit)	60,682	(63,479)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$113,414	$42,904

See accompanying notes.

Ardelyx Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Licensing revenue	$18,394	$8,063	$3,182
Collaborative development revenue	13,229	20,865	2,228
Total revenue	31,623	28,928	5,410
Operating expenses:
Research and development	25,900	28,093	10,184
General and administrative	7,287	3,700	4,031
Total operating expenses	33,187	31,793	14,215
Loss from operations	(1,564)	(2,865)	(8,805)
Other income (expense), net	10	(52)	(30)
Change in fair value of preferred stock warrant liability	(1,593)	(3,506)	(950)
Loss before provision for income taxes	(3,147)	(6,423)	(9,785)
Provision for income taxes	(67)	(141)	—
Net loss and comprehensive loss	$(3,214)	$(6,564)	$(9,785)
Net loss per common share, basic and diluted	$(0.31)	$(5.82)	$(11.32)
Shares used to compute net loss per common share, basic and diluted	10,248,337	1,127,948	864,020

See accompanying notes.

Ardelyx, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2012	11,517,222	$56,155	659,485	—	$4,049	$(52,304)	$(48,255)
Exercise of stock options and vesting of early exercised stock options, net of repurchases	—	—	342,131	—	175	—	175
Stock-based compensation	—	—	—	—	473	—	473
Net loss	—	—	—	—	—	(9,785)	(9,785)
Balance as of December 31, 2012	11,517,222	56,155	1,001,616	—	4,697	(62,089)	(57,392)
Exercise of stock options and vesting of early exercised stock options, net of repurchases	—	—	223,865	—	125	—	125
Stock-based compensation	—	—	—	—	352	—	352
Net loss	—	—	—	—	—	(6,564)	(6,564)
Balance as of December 31, 2013	11,517,222	$56,155	1,225,481	—	$5,174	$(68,653)	$(63,479)
Conversion of convertible preferred stock to common stock in connection with initial public offering	(11,517,222)	(56,155)	11,517,222	1	56,154	—	56,155
Net exercise and conversion of preferred stock warrants to common stock in connection with initial public offering	—	—	571,244	—	8,049	—	8,049
Exercise of stock options and vesting of early exercised stock options, net of repurchases	—	—	336,398	—	238	—	238
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	4,928,900	1	61,240	—	61,241
Issuance of common stock for services	—	—	10,000	—	208	—	208
Stock-based compensation	—	—	—	—	1,484	—	1,484
Net loss	—	—	—	—	—	(3,214)	(3,214)
Balance as of December 31, 2014	—	$—	18,589,245	$2	132,547	$(71,867)	$60,682

See accompanying notes.

Ardelyx, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(3,214)	$(6,564)	$(9,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	302	592	675
Stock-based compensation	1,692	352	473
Change in fair value of preferred stock warrant liability	1,593	3,506	950
Changes in operating assets and liabilities:
Accounts receivable	3,852	(3,364)	(3,072)
Prepaid expenses and other assets	96	(438)	(790)
Accounts payable	831	1,138	(105)
Accrued compensation and benefits	721	(38)	760
Accrued and other liabilities	647	(1,009)	212
Deferred revenue	6,755	7,636	32,662
Other long-term liabilities	122	—	—
Net cash provided by operating activities	13,397	1,811	21,980
Investing activities
Purchases of property and equipment	(1,856)	(278)	(128)
Net cash used in investing activities	(1,856)	(278)	(128)
Financing activities
Proceeds from issuance of common stock upon initial public offering, net	61,241	—	—
Proceeds from issuance of common stock from exercise of options, including early exercise of stock options	71	1	290
Repurchase of unvested common stock	(2)	(2)	(20)
Net cash provided by (used in) financing activities	61,310	(1)	270
Net increase in cash and cash equivalents	72,851	1,532	22,122
Cash and cash equivalents at beginning of period	34,435	32,903	10,781
Cash and cash equivalents at end of period	$107,286	$34,435	$32,903
Supplementary disclosure of cash flow information
Income taxes paid	$—	$160	$—
Supplementary disclosure of non-cash financing information:
Services settled through the issuance of common stock	$208	$—	$—
Reclassification of convertible preferred warrant liability to additional paid-in capital	$8,049	$—	$—
Conversion of convertible preferred stock to common stock at closing of initial public offering	$56,155	$—	$—

See accompanying notes.

Ardelyx, Inc.

Notes to Financial Statements

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

Initial Public Offering

On June 18, 2014, the Company’s registration statement on Form S-1 (File No. 333-196090) relating to the initial public offering (the “IPO”) of its common stock was declared effective by the SEC, and the IPO closed on June 24, 2014. The Company sold 4,928,900 shares of its common stock, which included the exercise in full by the underwriters of the IPO of their option to purchase 642,900 additional shares of the Company’s common stock, and the Company received cash proceeds of $61.2 million from the IPO, net of $7.8 million underwriting discounts and commissions and expenses paid by the Company.

On June 24, 2014, prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 11,517,222 shares of common stock with the related carrying value of $56.2 million being reclassified to common stock and additional paid-in capital. In addition, all convertible preferred stock warrants were net exercised and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital.

On June 24, 2014, the Company’s Amended and Restated Certificate of Incorporation became effective and the number of shares of capital stock the Company is authorized to issue was increased to 305,000,000 shares, of which 300,000,000 shares may be common stock and 5,000,000 shares may be preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share. There are no shares of preferred stock outstanding at December 31, 2014.

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

Restricted Cash

The Company is required to guarantee the credit limit on its corporate credit card with a certificate of deposit of $0.1 million. The collateral will be released upon the cancellation of the corporate credit card.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, and certificates of deposit. Cash and cash equivalents, as well as certificates of deposit held with financial institutions, may exceed the Federal Deposit Insurance Corporation insurance limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent of the amounts on its balance sheets. The Company has not experienced any losses on its cash, cash equivalents and certificates of deposit during the years ended December 31, 2014, 2013 and 2012.

Accounts receivable are unsecured and are concentrated with one collaboration partner in the pharmaceutical industry, AstraZeneca AB (“AstraZeneca”). Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to the license and collaboration agreement with AstraZeneca. To date the Company has not experienced any losses related to its receivables.

Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in the financial statements on a recurring basis (at least annually).

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the related remaining lease term.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated, undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its fair value, with fair value determined based upon an estimate of discounted future cash flows or another appropriate measure of fair value. The Company has not recorded any impairment of long-lived assets during any of the periods presented.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

For revenue agreements with multiple-element arrangements, such as license and development agreements, the Company allocates revenue to each unit of accounting based on the relative selling price of each unit. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence or third-party evidence. If neither exists, the Company uses its best estimate of selling price for that deliverable. Revenue allocated is then recognized when the four basic revenue recognition criteria are met for each deliverable.

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

Revenues from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. To the extent that non-substantive milestones are achieved and the Company has remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. The Company will recognize revenue associated with the non-substantive milestones upon achievement of the milestone if there are no undelivered units and it has no remaining performance obligations. The Company will account for sales-based milestones as royalties that will be recognized as revenue upon achievement of the milestone.

Stock-Based Compensation

The Company measures its stock-based payment awards made to employees and directors based on the estimated fair values of the awards and recognizes the compensation expense over the requisite service period. The Company has selected the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards. Stock-based compensation expense is recognized using the straight-line method. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for compensation expense related to stock options granted to non-employees based on the fair values estimated using the Black-Scholes model. Stock options granted to non-employees are remeasured at each reporting date until the award is vested.

Research and Development Costs

Research and development expenditures are expensed as incurred. Major components of research and development expenses consist of personnel costs, materials and supplies, and allocations of facilities-related costs, as well as fees paid to consultants and third parties that conduct certain research and development activities on the Company’s behalf. Payments made to other entities are under agreements that are generally cancelable by the Company. Nonrefundable advance payments for goods or services to be rendered in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Convertible Preferred Stock Warrant Liability

The Company accounts for freestanding warrants to purchase shares of convertible preferred stock that were contingently redeemable as liabilities in the balance sheets at their estimated fair value. Convertible preferred stock warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other expense, net in the statements of operations and comprehensive loss. The Company continued to adjust the carrying value of the warrants until the closing of the IPO, at which time the warrants were net exercised for shares of the Company’s common stock and the liability was reclassified to stockholders’ equity (deficit).

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive income (loss) refers to gains and losses that under GAAP are recorded as an element of stockholders’ equity (deficit), but are excluded from net loss. The Company did not record any transactions within other comprehensive income (loss) in the periods presented and, therefore, the net loss and comprehensive loss were the same for all periods presented.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share in the periods presented is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition and will replace nearly all existing revenue recognition under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time the Company may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. The Company has not yet selected a transition method nor has the Company determined the impact of the new standard on its financial statements and related disclosures.

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

3. Fair Value Measurements

Pursuant to the accounting guidance for fair value measurement and its subsequent updates, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1	–

Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasuries and trading securities with quoted prices on active markets.

Level 2	–

Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

Level 3	–	Valuations based on unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2014
	Total	Level 1	Level 2	Level 3

		(in thousands)
Assets:
Money market funds	$105,410	$105,410	$—	$—
Certificates of deposit	100	—	100	—
Total	$105,510	$105,410	$100	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3

		(in thousands)
Assets:
Money market funds	$32,472	$32,472	$—	$—
Certificates of deposit	180	—	180	—
Total	$32,652	$32,472	$180	$—
Liabilities:
Convertible preferred stock warrant liability	$6,456	$—	$—	$6,456
Total	$6,456	$—	$—	$6,456

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

Level 3 liabilities that were measured at fair value on a recurring basis consist of the preferred stock warrant liability, which was measured using the probability weighted expected return method that calculated the probability of the Company going public or being acquired, and the option-pricing method for remaining private in the near to mid-term. The fair value of the preferred stock warrant liability as of December 31, 2013 was estimated using such scenarios that were weighted based on the Company’s estimate of the probability of each scenario: 20% for IPO; 10% for merger and 70% for stay private as of December 31, 2013. At the end of each reporting period, the change in estimated fair value during the period is recorded in change in fair value of convertible preferred stock warrant liability in the statements of operations and comprehensive income (loss). Generally, increases or decreases in the fair value of the underlying convertible preferred stock would result in a directionally similar impact in the fair value measurement of the warrant liability. The preferred stock warrant liability was remeasured prior to the net exercise of the warrants using the IPO price. The preferred stock warrants were net exercised and converted to common stock upon the completion of the IPO and are no longer subject to remeasurement.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s preferred stock warrants which were measured at fair value on a recurring basis (in thousands):

Preferred Stock Warrant Liability
(in thousands)
Balance at December 31, 2012	$2,950
Net increase in fair value of warrant liabilities upon revaluation	3,506
Balance at December 31, 2013	$6,456
Net increase in fair value of warrant liabilities upon revaluation	1,593
Reclassification of warrant liability to additional paid-in capital upon completion of IPO	(8,049)
Balance at December 31, 2014	$—

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013

	(in thousands)
Laboratory equipment	$3,039	$2,315
Office equipment and furniture	229	91
Construction in progress	362	—
Leasehold improvements	2,135	1,456
Property and equipment, gross	5,765	3,862
Less: accumulated depreciation and amortization	(3,634)	(3,332)
Total property and equipment, net	$2,131	$530

Depreciation and amortization expense totaled $0.3 million, $0.6 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012.

5. Collaboration and Licensing agreements

AstraZeneca AB

In October 2012, the Company entered into a license agreement (the “License Agreement”) pursuant to which the Company and AstraZeneca collaborate to research, develop, and commercialize the Company’s small molecule NHE3 inhibitors program, which includes the Company’s lead product candidate, tenapanor, as well as back-up compounds. Pursuant to the agreement, the Company granted a worldwide exclusive right and license to exploit such licensed compounds solely for development and commercialization purposes.

The Company is currently responsible for certain development activities from the effective date of the agreement through completion of the chronic kidney disease (“CKD”) Phase 2a clinical trial. AstraZeneca reimburses the Company for its internal and external development-related costs. The Company is also obligated to participate on a Development Collaboration Committee through the completion of all Phase 2 clinical trials for tenapanor. As part of the transaction, the Company has an option to co-promote the product in the United States, subject to agreed limitations.

Upon product sales, the Company is eligible to receive royalties that adjust depending on sales volume with tiered royalty percentage ranges starting in the high single digits and moving into double digits in mid-teens as net sales increase, subject to reductions in certain specified circumstances.

Under the License Agreement, the Company has the option to participate in the funding of the first Phase 3 clinical development program for the first indication of tenapanor by investing a co-funding amount of $20.0 million, $30.0 million or $40.0 million to acquire an increase of 1%, 2% or 3%, respectively, in the royalties payable to us by AstraZeneca on net sales of tenapanor at all tiers. The selected co-funding amount would be paid ratably over the estimated period of the Phase 3 clinical development program. The Company may exercise this right only for a limited period of 60 days following AstraZeneca’s determination to proceed to the first Phase 3 clinical development program for tenapanor for a specific indication.

The Company identified the deliverables within the arrangement as a license to the technology, the initial supply of the compound of the licensed product for use in development, and ongoing development activities through completion of all Phase 2 clinical trials for tenapanor, which are accounted for as a single unit of accounting. The Company concluded that the license is not a separate unit of accounting. It does not have stand-alone value to AstraZeneca, separable from the development services to be performed pursuant to the agreement, as AstraZeneca is unable to use the license for its intended purpose without the Company’s performance of the development services, which included the initial supply of the compound. As a result, the Company will recognize revenue from the up-front payment on a straight-line basis over the period from the effective date of the agreement through the completion of all Phase 2 clinical trials for tenapanor (the estimated period of performance).

Under the License Agreement, AstraZeneca paid the Company an up-front license fee of $35.0 million in October 2012. In December 2013, AstraZeneca and the Company entered into an amendment to the License Agreement to acknowledge the intention of AstraZeneca to commence development of tenapanor for the treatment of hyperphosphatemia in CKD-5D patients, and to provide additional clarification for the payment of certain development milestones (the “License Amendment”). The License Amendment was not deemed to be a material modification to the arrangement since there were no changes in the total arrangement consideration or key provisions, only a change in the allocation of payments. AstraZeneca made a payment of $15.0 million in December 2013 pursuant to the amendment. The payment was combined with the unamortized upfront payment and is being recognized as revenue on a straight-line basis over the estimated period of performance.

In May 2014, the Company received from AstraZeneca a $25.0 million payment as a result of the dosing of the first patient in the Phase 2b clinical trial in hyperphosphatemia. As the $25.0 million did not meet the criteria to be considered the achievement of a substantive milestone for accounting purposes, the amount was recorded as deferred revenue when received and is being recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca collaboration partnership agreement.

The estimated period of performance is currently estimated to be December 2017, which was changed during the quarter ended September 30, 2014 from December 2016 due to the extension of the estimated completion date of the Phase 2 CKD clinical trials. The expected period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of clinical studies.

AstraZeneca reimburses the Company for its internal and external development-related costs. These reimbursements are recognized as collaborative development revenue when the development-related costs are incurred.

As of December 31, 2014, the Company was eligible to receive future contingent payments up to a total of $795.0 million, which is comprised of future development milestones up to an additional $197.5 million and launch, commercialization, and sales milestones up to an additional $597.5 million. The contingent payments are triggered upon the activities expected to be undertaken by AstraZeneca. Revenue from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestone. The Company will recognize revenue associated with non-substantive milestones upon achievement of the milestones if there are no undelivered units and it has no remaining performance obligation. To the extent that non-substantive milestones are achieved and the Company has remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized revenue of $18.4 million, $8.1 million and $3.2 million, respectively, related to amortization of the up-front and other license fees, and $13.2 million, $20.9 million and $2.2 million, respectively, for collaborative development services. As of December 31, 2014, the Company had total deferred revenue of $47.1 million related to the AstraZeneca license agreement.

Sanofi SA

In February 2014, the Company entered into a License Option and License Agreement with Sanofi SA (“Option and License Agreement”) for its phosphate transport NaP2b inhibitor program. NaP2b is an intestinal phosphate transporter whose activity accounts for a significant portion of dietary phosphate absorption in humans. The inhibition of NaP2b is believed to have utility for the treatment of hyperphosphatemia (elevated serum phosphate) in patients with CKD-5D. Under the Option and License Agreement, the Company granted Sanofi an exclusive worldwide license to conduct research utilizing the Company’s small molecule NaP2b inhibitors. In addition, Sanofi has the option to obtain an exclusive license to develop, manufacture and commercialize the Company’s NaP2b inhibitors. Sanofi is advancing this program towards first-in-human clinical trials. Under the Option and License Agreement, Sanofi is responsible for all of the costs and expenses for research and preclinical activities and, should it exercise its option, for the development and commercialization efforts under the program. Under the Option and License Agreement, the Company received a payment of $1.25 million and is responsible for up to $0.2 million of patent costs after which any additional patent costs will be fully reimbursed to the Company by Sanofi.

The Company received the payment of $1.25 million in March 2014, which was fully recognized as licensing revenue in May 2014 after the Company completed its obligation to provide to Sanofi the background know-how, listed patents, and materials described in the License Option and License Agreement.

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

6. Convertible Preferred Stock

On June 24, 2014, prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 11,517,222 shares of common stock with the related carrying value of $56.2 million reclassified to common stock and additional paid-in capital.

Convertible preferred stock as of December 31, 2013 consisted of the following:

Convertible Preferred Stock:	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference

	(In thousands, except share data)
Series A	25,231,213	2,803,462	$25,957	$28,764
Series B	83,598,535	8,713,760	30,198	30,310
Total convertible preferred stock	108,829,748	11,517,222	$56,155	$59,074

7. Preferred Stock Warrants

In connection with the closing of the Series B financing in August 2011, the Company issued warrants for the purchase of 574,953 shares of Series B convertible preferred stock. The exercise price of the warrants was $0.09 per share. The preferred stock warrant liability was measured at fair value on a recurring basis. Changes in fair value were recorded in change in fair value of preferred stock warrant liability in the Statements of Operations and Comprehensive Loss. As a result of the low exercise price for the warrants, the Company used the intrinsic value of the warrants as a proxy for the fair value for financial reporting purposes. The Company revalued the warrants as of December 31, 2012 using their intrinsic value given their low exercise price. As of December 31, 2013 and for the period in 2014 up to the IPO date, the Company revalued the warrants using a hybrid of the option pricing method and the probability-weighted expected return method. The hybrid methodology was applied to reflect two exit scenarios, IPO and merger using a market approach and the income approach was used in the stay private scenario. The scenarios were weighted based on the Company’s estimate of the probability of each scenario: 20% for IPO; 10% for merger and 70% for stay private for the year ended December 31, 2013. As of December 31, 2013, the fair value of this convertible preferred stock warrant liability amounted to $6.5 million. Just prior to the IPO close date of June 24, 2014, the preferred stock warrant liability was remeasured prior to the net exercise of the warrants using the IPO price. The preferred stock warrants were net exercised.

8. Equity Incentive Plans

2008 Plan

The Company granted options under its 2008 Stock Incentive Plan (the “2008 Plan”) until June 2014 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2008 Plan. The 2008 Plan provided for the granting of incentive and nonstatutory stock options, and stock purchase rights to employees, directors and consultants at the discretion of the Board of Directors. Stock options granted generally vest over a period of four years from the date of grant. In connection with the Board of Directors and stockholders approval of the 2014 Plan, all remaining shares available for future award under the 2008 Plan were transferred to 2014 Plan, and the 2008 Plan was terminated.

2014 Plan

The 2014 Equity Incentive Award Plan (“2014 Plan”) became effective on June 18, 2014, immediately prior to the time the Company’s Registration Statement on Form S-1 became effective. Under the 2014 Plan, 1,419,328 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards. In addition, 35,221 shares that had been available for future awards under the 2008 Plan as of June 18, 2014, were added to the initial reserve available under the 2014 Plan, bringing the total reserve upon the effective date of the 2014 Plan to 1,454,549. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2014 Plan will be increased by (i) the number of shares represented by awards outstanding under 2008 Plan on June 18, 2014, that are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, up to a maximum of 1,153,279 shares, and (ii) if approved by the Administrator of the 2014 Plan, an annual increase on the first day of each fiscal year ending in 2024, equal to the lesser of (A) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 10,683,053 shares of stock may be issued upon the exercise of incentive stock options.  Effective January 1, 2015, the 2014 Plan share reserve was increased by 743,569 shares.

Stock Plan Activity

The following table summarizes activity under the 2008 Plan and the 2014 Plan, including grants to nonemployees and restricted stock issued:

		Options Issued and Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
				(in thousands)
Balances at December 31, 2011	19,798	1,598,513	$0.57
Options authorized	114,428	—
Options granted	(81,233)	81,233	3.46
Options exercised	—	(342,131)	0.52
Options canceled	43,848	(43,848)	0.52
Balance at December 31, 2012	96,841	1,293,767	$0.77
Options granted	(99,552)	99,552	3.42
Options exercised	—	(223,865)	0.56
Options canceled	6,625	(6,625)	2.23
Balance at December 31, 2013	3,914	1,162,829	$1.03
Options authorized	1,452,661	—
Options granted	(188,888)	188,888	24.41
Options exercised	—	(336,398)	0.71
Options canceled	4,084	(4,084)	2.21
Options repurchased	3,511	(3,511)	0.55
Issuance of common stock for services	(10,000)	—	—
Balance at December 31, 2014	1,265,282	1,007,724	$5.51	$14,839
Vested and expected to vest at December 31, 2014		990,889	$5.27	$14,746
Vested at December 31, 2014		643,217	$1.21	$11,376

The weighted-average grant-date estimated fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $18.53, $2.68 and $2.56 per share. The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock of $18.89 per share as of December 31, 2014.

2014 Employee Stock Purchase Plan

The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) and initially reserved 202,762 shares of common stock as of its effective date of June 18, 2014. If approved by the Administrator of the ESPP, on the first day of each calendar year, ending in 2024, the number of shares in the reserve will increase by an amount equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 2,230,374 shares of our common stock may be issued under the ESPP. Effective January 1, 2015, the ESPP share reserve was increased by 185,892. Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a discount during a series of successive offering periods normally commencing on March 1 and September 1 of each year. The initial offering period commenced on September 1, 2014 and will end on February 27, 2015.

As of December 31, 2014, no shares of common stock have been issued to employees participating in the ESPP and 202,762 shares were available for issuance under the ESPP.

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to employees:

Year Ended December 31, 2014
Expected term (years)	0.5
Volatility	73%
Risk-free interest rate	0.05%
Dividend yield	—%

Liability for Early Exercise of Stock Options

As of December 31, 2014 and 2013, there were zero and 286,217 shares of common stock outstanding, respectively, subject to the Company’s right of repurchase at prices ranging from $0.27 to $1.08 per share. As of December 31, 2014 and 2013, the Company recorded zero and $0.2 million, respectively, as liabilities associated with shares issued with repurchase rights.

Modification of Stock Awards

During September 2014, the Company entered into a Transition and Separation Agreement with its Chief Scientific Officer, Dominique Charmot, under which certain restricted shares that were subject to vesting and repurchase by the Company have become fully vested as of Dr. Charmot’s separation from the Company as an employee and director on December 23, 2014. This resulted in the acceleration of the vesting for 58,969 shares of restricted stock. As a result of the acceleration, the Company has recorded a stock-based compensation charge of $0.8 million during the year ended December 31, 2014 to reflect the revised service period for the restricted stock and related vesting of shares that would otherwise not have vested.

Stock-based Compensation

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
		(in thousands)
Research and development	$1,376	$200	$221
General and administrative	316	152	252
Total stock-based compensation	$1,692	$352	$473

As of December 31, 2014, there was $3.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested share options with a weighted-average remaining recognition period of 2.3 years.

In determining the fair value of the stock-based awards, the Company uses the Black-Scholes option-pricing model and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

Expected Term— The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company used the simplified method to determine the expected term, which is calculated as the average of the time-to-vesting and the contractual life of the options.

Expected Volatility— The Company was privately held prior to its IPO in June 2014 and thus a sufficient trading history does not exist for the Company’s common stock. The expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. When selecting comparable publicly traded biopharmaceutical companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate— The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend— The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of stock option awards to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31
	2014	2013	2012
Expected term (years)	5.97	6.07	5.73
Volatility	94%	98%	97%
Risk-free interest rate	1.79%	1.35%	0.79%
Dividend yield	—%	—%	—%

The weighted-average, estimated grant-date fair value of employee stock options granted during the years ended December 31, 2014, 2013 and 2012 was $18.57, $2.68 and $2.56 per share, respectively.

Options Granted to Nonemployees

The Company has granted options to purchase shares of common stock to consultants in exchange for services performed. The Company granted options to purchase 10,000 and 3,333 shares with average exercise prices of $20.77 and $3.43 per share, respectively, during the years ended December 31, 2014 and 2013, respectively. These options vest upon grant or various terms up to three years. The Company recognized non-employees stock compensation expense of $0.1 million, $2,000 and zero during the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of non-employees’ options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life, which is assumed to be the remaining contractual life of the option.

Issuance of Common Stock for Services

During the year ended December 31, 2014, the Company issued 10,000 shares of common stock to consultants in exchange for services performed.  The shares issued were valued at $0.2 million based on the fair value of the common stock on the date of grant.

9. Income Taxes

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2014	2013	2012
Expected income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.6	(1.4)	—
Change in valuation allowance	(17.9)	(22.6)	(38.6)
Nondeductible expenses	(20.6)	(20.8)	(5.2)
Tax credits	—	7.3	4.4
Other	(3.2)	0.3	4.4
Income tax provision	(2.1)%	(2.2)%	—%

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2014	2013

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$11,262	$13,069
Deferred revenue	11,099	9,723
Research credits	1,260	1,734
Other	1,201	475
Gross deferred tax assets	24,822	25,001
Valuation allowance	(24,741)	(25,001)
Total deferred tax assets	81	—
Deferred tax liabilities	(81)	—
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $0.3 million for the year ended December 31, 2014. The valuation allowance increased by $1.5 million for the year ended December 31, 2013.

At December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $28.0 million that expire beginning in 2028 if not utilized, and federal research and development tax credit carryforwards of approximately $2.1 million that expire beginning in 2029 if not utilized. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $25.6 million that expire beginning in 2018 if not utilized, and state research and development tax credit carryforwards of approximately $2.3 million, which do not expire.

The future utilization of the net operating loss and tax credit carryforwards and credits may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.  Due to the existence of the valuation allowance, future changes under Sections 382 and 383 will not impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2014	2013	2012
		(in thousands)
Balance at beginning of year	$1,411	$1,064	$807
Additions based on tax positions related to prior year	405	—	—
Additions based on tax positions related to current year	999	347	257
Balance at end of year	$2,815	$1,411	$1,064

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $2.8 million, $1.4 million and $1.1 million as of December 31, 2014, 2013 and 2012, respectively.

The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2014, 2013 and 2012, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of income tax audit is highly uncertain, the Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change during the next 12 months.

The Company files income tax returns in the U.S. federal and California tax jurisdictions. Due to the Company’s net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and California state tax examinations.   The Company is not currently under examination in any tax jurisdiction.

10. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the years ended December 31, 2014, 2013 and 2012, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	December 31,
	2014	2013	2012
Numerator:
Net loss	$(3,214)	$(6,564)	$(9,785)
Denominator:
Weighted average number of shares outstanding—basic and diluted	10,248,337	1,127,948	864,020
Net loss per share—basic and diluted	$(0.31)	$(5.82)	$(11.32)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2014	2013	2012
Convertible preferred stock	—	11,517,222	11,517,222
Options to purchase common stock	1,007,724	1,162,829	1,293,767
Warrants to purchase convertible preferred stock	—	574,953	574,953
Total	1,007,724	13,255,004	13,385,942

11. Related Party Transactions

As part of the consulting arrangement with the spouse of an executive of the Company to provide research and development services related to clinical operations, the Company incurred expenses of $0.2 million for services rendered during each of the years ended December 31, 2014 and 2013, and $0.1 million for services rendered during the year ended December 31, 2012, respectively.

12. Commitments and Contingencies

The Company has a lease agreement for a facility in Fremont, California that was amended in December 2012 to extend the lease agreement to September 2016. In September 2014, the Company signed the second amendment to its facility lease agreement in Fremont, California to add space and to extend the lease term through September 2019. In addition, the amended lease agreement provides for a tenant improvement allowance of up to $0.6 million. The extended lease has rent escalation clauses through the lease term. Rent increases, including the impact of a rent holiday and leasehold improvement allowance from the landlord, will be recognized as deferred rent and amortized on a straight-line basis over the term of the lease.

Under the terms of the lease agreement, the Company provided the lessor with a security deposit in the amount of $0.1 million. The lessor shall be entitled to draw on the security deposit in the event of any uncured default by the Company under the terms of the lease.

The future minimum payments under the noncancelable operating lease at December 31, 2014, are as follows (in thousands):

Year ending December 31,	Amounts
2015	$843
2016	868
2017	895
2018	921
2019	653
Total	$4,180

Rent expense under operating leases was $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company entered into a series of purchase commitments for research and development equipment at December 31, 2014 totaling $0.7 million, all of which will be due within the next year.  The Company has capital expenditure commitments for $1.2 million related to expansion of office space.

Guarantees and Indemnifications

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of the risk associated with the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company may terminate the indemnification agreements with its officers and directors upon a 90-day written notification, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities associated with these indemnification agreements as of December 31, 2014 or 2013.

13. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial results from operations for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share amounts):

	2014 Quarter End
	March 31,	June 30	September 30	December 31
Total revenue	$8,550	$9,137	$7,598	$6,338
Operating expenses	9,014	6,386	7,517	10,270
Net income (loss)	(3,071)	3,753	74	(3,970)
Net income (loss) per share:
Basic	(2.44)	0.20	—	(0.21)
Diluted	(2.44)	0.18	—	(0.21)

	2013 Quarter End
	March 31,	June 30	September 30	December 31
Total revenue	$6,556	$7,291	$6,593	$8,488
Operating expenses	6,966	8,142	7,479	9,206
Net loss	(470)	(891)	(934)	(4,269)
Basic and diluted net loss per common share	(0.45)	(0.81)	(0.81)	(3.53)

14. Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2014, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2014, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our website at www.ardelyx.com. The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management will be incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Election of Directors”, respectively, in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: March 5, 2015	By:	/s/ Michael Raab
Michael Raab President Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Michael Raab and Mark Kaufmann, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Raab Michael Raab	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2015

/s/ Mark Kaufmann Mark Kaufmann	Chief Financial Officer (Principal Financial Officer)	March 5, 2015

/s/ Narani Arasaratnam Narani Arasaratnam	VP, Corporate Controller (Principal Accounting Officer)	March 5, 2015

/s/ David Mott David Mott	Chairman of the Board of Directors	March 5, 2015

/s/ Gordon Ringold Gordon Ringold, Ph.D.	Director	March 5, 2015

/s/ Richard Rodgers Richard Rodgers	Director	March 5, 2015

/s/ Peter Schultz, Ph.D. Peter Schultz, Ph.D.	Director	March 5, 2015

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014	4.2

10.1(a)†	License Agreement, dated as of October 4, 2012, by and among AstraZeneca AB and Ardelyx, Inc.	S-1/A	6/5/2014	10.1(a)
10.1(b)†	Amendment Number One to License Agreement, dated as of December 23, 2013, by and between AstraZeneca AB and Ardelyx, Inc.	S-1/A	6/5/2014	10.1(b)
10.2†	License and Option Agreement, dated February 21, 2014, by and between Sanofi and Ardelyx, Inc.	S-1/A	6/5/2014	10.2
10.3	Amended and Restated Investor’s Rights Agreement dated June 23, 2011, by and among Ardelyx, Inc. and the investors listed therein.	S-1	5/19/2014	10.3
10.4(a)	Lease, dated August 8, 2008, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(a)
10.4(b)	Amendment to Lease, dated December 20, 2012, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(b)
10.4(c)	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC.	8-K	9/9/2014	10.1
10.5(a)#	Ardelyx, Inc. 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(a)
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(b)
10.5(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(c)
10.6(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan.	S-8	7/14/2014	99.3

10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(b)

10.6(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(c)

10.7#	Form of Indemnification Agreement for directors and officers.	S-1/A	6/9/2014	10.7

10.8#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab.	S-1/A	6/9/2014	10.8

10.9#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Mark Kaufmann.	S-1/A	6/9/2014	10.15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
10.10#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.16

10.11#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Jeffrey Jacobs, Ph.D.	S-1/A	6/9/2014	10.17

10.12#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and George Jue.	S-1/A	6/9/2014	10.18

10.13#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.19

10.14#	Transition and Separation Agreement dated September 4, 2014, by and between Ardelyx, Inc. and Dominique Charmot, Ph.D.	8-K	9/9/2014	10.2
10.15#	Offer Letter, dated August 11, 2011, by and between Ardelyx, Inc. and Mark Kaufmann.	S-1/A	6/9/2014	10.10
10.16#	Offer Letter, dated May 21, 2008, by and between Ardelyx, Inc. and George Jue.	S-1/A	6/9/2014	10.11
10.17#	Offer Letter, dated May 2, 2008, by and between Ardelyx, Inc. and Jeff Jacobs, Ph.D.	S-1/A	6/9/2014	10.12
10.18#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.13
10.19#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.14
10.20#	Offer Letter, dated October 15, 2014, by and between Ardelyx, Inc. and Narani Arasaratnam.				X
10.21#	Change in Control Severance Agreement, dated November 26, 2014, by and Between Ardelyx, Inc. and Narani Arasaratnam.				X
10.22#	Offer Letter, dated November 21, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.				X
10.23#	Change in Control Severance Agreement, dated December 19, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.				X
10.24#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan.	S-8	7/14/2014	99.6

10.25#	Non-Employee Director Compensation Program.	S-1/A	6/9/2014	10.21
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
6

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

#	Indicates management contract or compensatory plan.