Form 10-K/A
period 2014-12-31
ARDELYX, INC.
filed 2015-03-11
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ( “Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on March 5, 2015 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to correct the previously filed Consent of Ernst & Young LLP (filed as Exhibit 23.1), which inadvertently contained an incorrect date.

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements*

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this report.

*	Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 5, 2015, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: March 11, 2015	By:	/s/ Mark Kaufmann
Mark Kaufmann
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014	4.2

10.1(a)†	License Agreement, dated as of October 4, 2012, by and among AstraZeneca AB and Ardelyx, Inc.	S-1/A	6/5/2014	10.1(a)

10.1(b)†	Amendment Number One to License Agreement, dated as of December 23, 2013, by and between AstraZeneca AB and Ardelyx, Inc.	S-1/A	6/5/2014	10.1(b)

10.2†	License and Option Agreement, dated February 21, 2014, by and between Sanofi and Ardelyx, Inc.	S-1/A	6/5/2014	10.2

10.3	Amended and Restated Investor’s Rights Agreement dated June 23, 2011, by and among Ardelyx, Inc. and the investors listed therein.	S-1	5/19/2014	10.3

10.4(a)	Lease, dated August 8, 2008, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(a)

10.4(b)	Amendment to Lease, dated December 20, 2012, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(b)

10.4(c)	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC.	8-K	9/9/2014	10.1

10.5(a)#	Ardelyx, Inc. 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(b)

10.5(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(c)

10.6(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan.	S-8	7/14/2014	99.3

10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(b)

10.6(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(c)

10.7#	Form of Indemnification Agreement for directors and officers.	S-1/A	6/9/2014	10.7

10.8#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab.	S-1/A	6/9/2014	10.8

10.9#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Mark Kaufmann.	S-1/A	6/9/2014	10.15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.10#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.16

10.11#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Jeffrey Jacobs, Ph.D.	S-1/A	6/9/2014	10.17

10.12#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and George Jue.	S-1/A	6/9/2014	10.18

10.13#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.19

10.14#	Transition and Separation Agreement dated September 4, 2014, by and between Ardelyx, Inc. and Dominique Charmot, Ph.D.	8-K	9/9/2014	10.2

10.15#	Offer Letter, dated August 11, 2011, by and between Ardelyx, Inc. and Mark Kaufmann.	S-1/A	6/9/2014	10.10

10.16#	Offer Letter, dated May 21, 2008, by and between Ardelyx, Inc. and George Jue.	S-1/A	6/9/2014	10.11

10.17#	Offer Letter, dated May 2, 2008, by and between Ardelyx, Inc. and Jeff Jacobs, Ph.D.	S-1/A	6/9/2014	10.12

10.18#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.13

10.19#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.14

10.20#*	Offer Letter, dated October 15, 2014, by and between Ardelyx, Inc. and Narani Arasaratnam.

10.21#*	Change in Control Severance Agreement, dated November 26, 2014, by and Between Ardelyx, Inc. and Narani Arasaratnam.

10.22#*	Offer Letter, dated November 21, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.

10.23#*	Change in Control Severance Agreement, dated December 19, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.

10.24#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan.	S-8	7/14/2014	99.6

10.25#	Non-Employee Director Compensation Program.	S-1/A	6/9/2014	10.21

23.1	Consent of Independent Registered Public Accounting Firm				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
#	Indicates management contract or compensatory plan.
*	Previously filed with our Annual Report on Form 10-K filed with the Commission on March 5, 2015.