Form 10-Q
period 2015-03-31
ARDELYX, INC.
filed 2015-05-12
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 001-36485

ARDELYX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-1303944
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

34175 Ardenwood Boulevard, Suite 200

Fremont, California 94555

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIPCODE)

(510) 745-1700

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of May 8, 2015 was 18,651,835.

ARDELYX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$98,318	$107,286
Accounts receivable	2,043	2,584
Prepaid expenses and other current assets	1,545	1,209

Total current assets	101,906	111,079
Property and equipment, net	3,289	2,131
Other assets	104	104
Restricted cash	100	100

Total assets	$105,399	$113,414

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,544	$3,129
Accrued compensation and benefits	945	1,648
Accrued and other liabilities	470	780
Deferred revenue, current portion	15,953	15,979

Total current liabilities	19,912	21,536
Other long-term liabilities	297	122
Deferred revenue, non-current	27,190	31,074

Total liabilities	47,399	52,732

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively; no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value—300,000,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively; 18,635,071 and 18,589,245 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	3	2
Additional paid-in capital	133,366	132,547
Accumulated deficit	(75,369)	(71,867)

Total stockholders’ equity	58,000	60,682

Total liabilities and stockholders’ equity	$105,399	$113,414

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue:
Licensing revenue	$3,884	$3,236
Collaborative development revenue	1,999	5,314

Total revenue	5,883	8,550
Operating expenses:
Research and development	6,198	7,637
General and administrative	3,175	1,377

Total operating expenses	9,373	9,014

Loss from operations	(3,490)	(464)
Other expense, net	(12)	(4)
Change in fair value of preferred stock warrant liability	—	(2,603)

Loss before provision for income taxes	(3,502)	(3,071)
Provision for income taxes	—	—

Net loss and comprehensive loss	$(3,502)	$(3,071)

Basic net loss per share	$(0.19)	$(2.44)

Diluted net loss per share	$(0.19)	$(2.44)

Shares used in computing basic net loss per share	18,606,760	1,256,245

Shares used in computing diluted net loss per share	18,606,760	1,256,245

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(3,502)	$(3,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	119	73
Stock-based compensation	524	64
Change in fair value of preferred stock warrant liability	—	2,603
Loss from disposal of fixed assets	11	—
Changes in operating assets and liabilities:
Accounts receivable	541	1,459
Prepaid expenses and other assets	(336)	(296)
Accounts payable	(819)	246
Accrued compensation and benefits	(703)	(326)
Accrued and other liabilities	(134)	562
Deferred revenue	(3,910)	(2,434)

Net cash used in operating activities	(8,209)	(1,120)

Investing activities
Purchases of property and equipment	(1,055)	(94)

Net cash used in investing activities	(1,055)	(94)

Financing activities
Proceeds from exercise of stock options	296	—

Net cash provided by financing activities	296	—

Net decrease in cash and cash equivalents	(8,968)	(1,214)
Cash and cash equivalents at beginning of period	107,286	34,435

Cash and cash equivalents at end of period	$98,318	$33,221

Supplemental cash flow disclosure:
Cash paid during the period for income taxes	$236	$—
Supplemental noncash financing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$234	$—

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic, small molecule therapeutics that work exclusively in the gastrointestinal tract to treat cardio-renal, gastrointestinal and metabolic diseases. The Company has developed a drug discovery and design platform enabling it, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing its platform, the Company discovered and designed our lead product candidate, tenapanor, which in clinical studies has demonstrated the ability to improve the symptoms of constipation-predominant irritable bowel syndrome, or IBS-C, and to reduce the absorption of dietary sodium as well as phosphorus, a key component in the management of hyperphosphatemia in dialysis patients.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter ended March 31, 2015 are not necessarily indicative of results to be expected for the entire year ending December 31, 2015 or future operating periods.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC (the 2014 Form 10-K). The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, as filed with the 2014 Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time the Company may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted.

On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU No. 2014-09. The proposed new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method nor has the Company determined the impact of the new standard on its condensed financial statements and related disclosures.

NOTE 3. FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2015
	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	$97,737	$97,737	$—	$—
Certificates of deposit	100	—	100	—

Total	$97,837	$97,737	$100	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	$105,410	$105,410	$—	$—
Certificates of deposit	100	—	100	—

Total	$105,510	$105,410	$100	$—

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

NOTE 4. COLLABORATION AND LICENSING AGREEMENTS

AstraZeneca AB (“AstraZeneca”)

In October 2012, the Company entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement (the “AstraZeneca Agreement”), the Company received an up-front license fee of $35.0 million in October 2012 and a $15.0 million payment in December 2013, which are both being recognized as revenue on a straight-line basis over the estimated period of performance. The estimated period of performance during the three months ended March 31, 2015 was estimated to be December 2017, which represented the estimated completion date of the Phase 2b clinical trials in chronic kidney disease, or CKD, to be conducted with tenapanor. The expected period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of clinical studies. AstraZeneca reimburses the Company for its internal and external development-related costs. These reimbursements are recognized as collaborative development revenue when the development-related costs are incurred.

In May 2014, the Company received from AstraZeneca a $25.0 million payment as a result of the dosing of the first patient in the Phase 2b clinical trial in hyperphosphatemia. As the $25.0 million did not meet the criteria to be considered the achievement of a substantive milestone for accounting purposes, the amount was recorded as deferred revenue when received and is being recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which during the three months ended March 31, 2015 was estimated to be December 2017.

For the three months ended March 31, 2015 and 2014, the Company recognized revenue of $3.9 million and $3.2 million, respectively, related to amortization of the up-front and other license fees, and $2.0 million and $5.3 million, respectively, for collaborative development services. As of March 31, 2015 and December 31, 2014, the Company had total deferred revenue of $43.1 million and $47.1 million related to the AstraZeneca Agreement, respectively.

Sanofi SA (“Sanofi”)

In February 2014, the Company entered into a license option and license agreement with Sanofi (the “Sanofi Agreement”) for its phosphate transport NaP2b inhibitor program. Under the terms of the Sanofi Agreement, the Company granted Sanofi an exclusive worldwide license to conduct research utilizing the Company’s small molecule NaP2b inhibitors. In addition, Sanofi has the option to obtain an exclusive license to develop, manufacture and commercialize potential products under the agreement. Under the License Option and License Agreement, Sanofi is responsible for all of the costs and expenses for research and preclinical activities and, should it exercise its option, for the development and commercialization efforts under the program.

Under the Sanofi Agreement, the Company received a payment of $1.25 million in March 2014, which was fully recognized as licensing revenue in May 2014 after the Company completed its obligation to provide to Sanofi the background know-how, listed patents, and materials described in the Sanofi Agreement.

NOTE 5. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options and the Company’s employee stock purchase program (the “ESPP”) in the Company’s statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$286	$37
General and administrative	238	27

Total	$524	$64

At March 31, 2015, the Company had $5.9 million and $0.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and purchase rights, respectively, that will be recognized over an average vesting period of 2.9 years and 0.4 years, respectively.

NOTE 6. NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three months ended March 31, 2015 and 2014, all potential common shares were determined to be anti-dilutive. Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(3,502)	$(3,071)

Denominator:
Weighted average number of shares outstanding - basic and diluted	18,606,760	1,256,245

Net loss per share - basic and diluted	$(0.19)	$(2.44)

For the three months ended March 31, 2015 and 2014, the total number of anti-dilutive outstanding common stock options excluded from the net income per common share computation was 1.2 million and 1.1 million, respectively.

NOTE 7. STOCKHOLDERS EQUITY

Option Exercises

For the three months ended March 31, 2015 employees exercised options to purchase 26,212 shares of the Company’s common stock with net proceeds to the Company of approximately $0.1 million. For the three months ended March 31, 2014, employees exercised options to purchase 46,797 shares of the Company’s common stock with insignificant net proceeds to the Company.

Employee Stock Purchase Plan

In February 2015, the Company sold 19,614 shares under the ESPP. The shares were purchased at a purchase price of $12.43 per share with proceeds to the Company of approximately $0.2 million.

NOTE 8. SUBSEQUENT EVENTS

On May 5, 2015, the Company announced that a 154-patient Phase 2a clinical trial evaluating tenapanor in Stage 3 chronic kidney disease patients with type 2 diabetes mellitus and albuminuria did not meet the primary endpoint of decreasing the urinary albumin-creatinine ratio in tenapanor-treated patients compared to patients receiving placebo. With the completion of this Phase 2a clinical trial, the Company and AstraZeneca are assessing the data from all the trials. Under the terms of the AstraZeneca Agreement, AstraZeneca is obligated to communicate to the Company, on or before June 29, 2015, whether it will continue the development of tenapanor.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx,” “Company,” “we,” “us,” and “our” refer to Ardelyx, Inc.

ABOUT ARDELYX

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic, small molecule therapeutics that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal, GI and metabolic diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which in clinical studies has demonstrated the ability to improve the symptoms of constipation-predominant irritable bowel syndrome, or IBS-C, and to reduce the absorption of dietary sodium as well as phosphorus, a key component in the management of hyperphosphatemia in dialysis patients.

In October 2012, we entered into a collaboration partnership with AstraZeneca AB, or AstraZeneca, for the worldwide development and commercialization of tenapanor. AstraZeneca is responsible for all of the development and commercialization costs for tenapanor and we have retained an option to co-promote in the United States.

Through our participation with AstraZeneca on a development collaboration committee, we are involved in the management and oversight of the development of tenapanor and participation will continue until all of Phase 2 clinical trials with tenapanor have been completed. In addition, we were directly responsible for the conduct of certain specified clinical trials being conducted with tenapanor. AstraZeneca reimbursed us for our internal and external costs related to those development efforts, and AstraZeneca will reimburse us on other development efforts that may be assigned to us by the development collaboration committee.

Under the terms of the collaboration partnership agreement with AstraZeneca, or the AstraZeneca Agreement, we received a $35.0 million upfront payment and we are eligible to receive up to $237.5 million in development milestones, of which we have received $40.0 million as of March 31, 2015.

In addition to the $237.5 million in total development milestones, we are also eligible to receive up to $597.5 million in sales and launch milestones. Through March 31, 2015, we received $36.7 million in reimbursement for our development efforts provided under the AstraZeneca Agreement. We are also eligible to receive incremental tiered royalties based on aggregate annual net sales of each licensed product starting in the high single digits and increasing to high teen percentages as annual net sales increase, subject to an increase related to our co-fund election, if we decide to make such an election.

We have identified three deliverables within the arrangement: a license to the technology, the initial supply of the compound of the licensed product for use in development and ongoing development activities through completion of all Phase 2 clinical trials to be conducted with tenapanor. These three items are accounted for as a single unit of accounting since we have concluded that the license is not a separate unit of accounting. It does not have stand-alone value to AstraZeneca, separable from the development services to be performed pursuant to the agreement, as AstraZeneca is unable to use the license for its intended purpose without our performance of the development services, which included the initial supply of the compound of the licensed product. We recognize revenue from the $35.0 million up-front payment on a straight-line basis over the period from the effective date of the agreement through the completion of the Phase 2b clinical trials in CKD to be conducted with tenapanor, which during the three months ended March 31, 2015, we estimated to be December 2017. The expected period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of clinical studies. In addition, we recognize revenue from the $40.0 in development milestone payments on a straight-line basis over the same estimated completion date.

In February 2014, we entered into an option and license agreement with Sanofi, or the Sanofi Agreement, under which we granted Sanofi an exclusive worldwide license to conduct research utilizing our program evaluating small molecule NaP2b inhibitors for the treatment of hyperphosphatemia in CKD patients on dialysis. In addition, Sanofi has the option to obtain an exclusive license to develop, manufacture and commercialize our NaP2b inhibitors. Under our Sanofi Agreement, Sanofi is responsible for all of the costs and expenses for research and preclinical activities and, should it exercise its option, for the development and commercialization efforts under the program. Under the Sanofi Agreement, we received an upfront payment of $1.25 million in March 2014, which was fully recognized as licensing revenue in May 2014 after we completed our obligation to provide Sanofi the background know-how, listed patents, and materials described in the Sanofi Agreement. We have the potential to earn future development, regulatory and commercial milestone payments of up to $196.75 million if Sanofi continues to advance the program into development and through commercialization. If a NaP2b inhibitor is commercialized by Sanofi as a result of this program, we will receive tiered royalties ranging from the mid-single digits into the low double digits. As part of our agreement with Sanofi, we retain an option to co-promote licensed products in the United States.

Our revenue to date has been generated from collaboration and license revenue pursuant to our license agreements with AstraZeneca and Sanofi. We have not generated any commercial product revenue. As of March 31, 2015 we had accumulated deficit of $75.4 million. We have incurred significant losses in the past and may continue to incur significant losses in the future as we advance our unpartnered preclinical programs. The significance of future losses will be dependent in part on whether AstraZeneca continues to develop and advance tenapanor, and whether Sanofi exercises its option to obtain an exclusive license to develop, manufacture and commercialize our NaP2b inhibitors, which in either case would result in milestone payments to us. There can be no assurance that we will receive additional collaboration revenue in the future. In addition, should AstraZeneca elect to terminate the license agreement and return the tenapanor program to us, we will continue to incur substantial losses as we advance the clinical development of tenapanor.

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

We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaboration partnerships with AstraZeneca, Sanofi, and any future collaboration partners, and as a result of the fluctuations in the research and development expenses we incur in the performance of assigned activities under our license agreement with AstraZeneca. We also expect revenue we generate from AstraZeneca to fluctuate based on changes to clinical timelines or strategy that determine the recognition period of upfront and milestone payments.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our unpartnered product candidates, as well as the development of product candidates pursuant to our license agreement with AstraZeneca. We recognize all research and development expenses as they are incurred.

Research and development expenses consist of the following:

•	external research and development expenses incurred under agreements with consultants, third-party contract research organizations, or CROs, and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations, or CMOs, where our clinical supplies are produced;

•	employee-related expenses, which include salaries, benefits and stock-based compensation; and

•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

Prior to the execution of our license agreement with AstraZeneca in October 2012, we incurred $18.0 million in research and development expenses related to tenapanor. Following the execution of the license agreement and through March 31, 2015, we incurred $37.4 million in research and development expenses related to tenapanor, all of which are reimbursable by AstraZeneca under the license agreement. The reimbursements are recognized in collaborative development revenue in the Statement of Operations and Comprehensive Loss.

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

General and Administrative

General and administrative expenses include personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs includes salaries, bonus, benefits and stock-based compensation. We have incurred, and expect to continue to incur, additional expenses as a result of being a public company following the completion of our initial public offering, or IPO, in June 2014, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increases in expenses for additional insurance, investor relations activities and other administration and professional services.

Provision for Income Taxes

We did not record a provision for income taxes for the three months ended March 31, 2015 because we expect to generate a net operating loss for the year ending December 31, 2015. Our deferred tax assets continue to be fully offset by a valuation allowance.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition, research and development expense and accruals and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2014 Annual Report on Form 10-K, or 2014 Form 10-K, with the SEC on March 5, 2015. For a description of our critical accounting policies, please refer to our 2014 Form 10-K.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenue

Licensing revenues for the three months ended March 31, 2015 as compared to the prior year was as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Licensing revenue	$3,884	$3,236
Dollar change from prior year	648
Percent change from prior year	20%

Licensing revenue for the three months ended March 31, 2015 was $3.9 million, an increase of $0.6 million, or 20%, compared to licensing revenue of $3.2 million for the three months ended March 31, 2014. The increase was primarily due to the amortization of deferred revenue from the $25.0 million development milestone payment we received in May 2014, which is being recognized ratably over our expected period of performance under the agreement. The estimated period of performance is based on the completion of all of the Phase 2b clinical trials in CKD for tenapanor, which during the three months ended March 31, 2015 we estimated will be December 2017. The expected period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of clinical studies.

Collaborative development revenues for the three months ended March 31, 2015 as compared to the prior year was as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Collaborative development revenue	$1,999	$5,314
Dollar change from prior year	(3,315)
Percent change from prior year	-62%

Collaborative development revenue consists of our development expenses that are reimbursable to us by AstraZeneca as part of our license agreement. Collaborative development revenue for the three months ended March 31, 2015 was $2.0 million, a decrease of $3.3 million, or 62%, compared to $5.3 million for the three months ended March 31, 2014. The decrease was due to a decrease in development activities conducted by us related to the clinical trials that are a part of the AstraZeneca agreement.

Research and Development

Research and development expenses for the three months ended March 31, 2015 as compared to the prior year was as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Research and development	$6,198	$7,637
Dollar change from prior year	(1,439)
Percent change from prior year	-19%

The following table summarizes our research and development expenses during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Discovery research expense	$4,179	$2,360
AstraZeneca collaboration development expense	2,019	5,277

Total research and development expenses	$6,198	$7,637

Research and development expenses were $6.2 million for the three months ended March 31, 2015, a decrease of $1.4 million, or 19%, compared to $7.6 million for the three months ended March 31, 2014. The change was due to a decrease in AstraZeneca collaboration development expense of $3.3 million which was primarily driven by the decrease in development activities related to tenapanor conducted by us under the license agreement with AstraZeneca. The decrease was offset by a $1.8 million increase in discovery research expenses primarily due to an increase in our personnel costs, consultant service fees, process development costs and lab supply expenses from increased research activities for unpartnered programs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2015 as compared to the prior year was as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
General and administrative	$3,175	$1,377
Dollar change from prior year	1,798
Percent change from prior year	131%

General and administrative expenses were $3.2 million for the three months ended March 31, 2015, an increase of $1.8 million, or 131%, compared to $1.4 million for the three months ended March 31, 2014. The increase was primarily due to an increase in professional services fees, personnel and operational costs as a result of our being a public company.

Change in Fair Value of Preferred Stock Warrant Liability

Change in fair value of preferred stock warrant liability for the three months ended March 31, 2015 as compared to the prior year was as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Change in fair value of preferred stock warranty	$—	$(2,603)
Dollar change from prior year	2,603
Percent change from prior year	100%

Change in fair value of preferred stock warrant liability was zero for the three months ended March 31, 2015 compared to $2.6 million for the three months ended March 31, 2014. The preferred stock warrants were net exercised upon the completion of the IPO.

Liquidity and Capital Resources

The following table displays a summary of our cash and cash equivalents as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$98,318	$107,286

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

We believe that our existing capital resources as of March 31, 2015 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaboration partnerships. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, the potential for one or more of our existing collaboration partners to terminate the agreement with us and return the program to us, and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the decision of AstraZeneca whether to continue the development of tenapanor or exercise its right of termination under the agreement to return the program to us;

•	if AstraZeneca exercises its right of termination under the agreement and returns the program to us, our decision as to the future development plan for tenapanor and the timing thereof;

•	the achievement of development and regulatory milestones resulting in the payment to us from our collaboration partners of contractual milestone payments and the timing of the receipt of such payments, if any;

•	if AstraZeneca continues the development of tenapanor, our decision whether to exercise our right to co-fund the first Phase 3 clinical development program for tenapanor, in which we may invest $20.0 million, $30.0 million or $40.0 million to acquire an increase of 1%, 2% or 3%, respectively, in the royalties payable to us by AstraZeneca on net sales of tenapanor;

•	the progress, timing, scope, results and costs of our preclinical studies and clinical trials for our product candidates that have not been licensed, including the ability to enroll patients in a timely manner for clinical trials;

•	the time and cost necessary to obtain regulatory approvals for our product candidates that have not been licensed and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability and the ability of our collaboration partners to successfully commercialize and/or co-promote our product candidates;

•	the manufacturing, selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash used in operating activities	$(8,209)	$(1,120)
Cash used in investing activities	(1,055)	(94)
Cash provided by financing activities	296	—

Net decrease in cash and cash equivalents	$(8,968)	$(1,214)

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2015 and 2014 was approximately $8.2 million, and $1.1 million, respectively, and was primarily due to net loss for each respective period adjusted for stock-based compensation, depreciation expense and movements in working capital.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2015 and 2014 was approximately $1.1 million, and $0.1 million, respectively, and was related to our acquisition of property and equipment related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 and 2014 was approximately $0.3 million, and zero, respectively, and was due to proceeds from issuance of common stock upon the exercise of stock options and purchase rights.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligation:	Less than 1 year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Purchase commitments	$758	—	—	—	$758
Operating leases (1)	849	1,776	1,346	—	3,971
Capital expenditures	827	—	—	—	827

Total contractual obligations	$2,434	$1,776	$1,346	—	$5,556

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our unaudited interim condensed financial statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our 2014 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Related to Our Collaboration Partnership with AstraZeneca

Our Phase 2a clinical trial evaluating tenapanor in Stage 3 chronic kidney disease patients with type 2 diabetes mellitus and albuminuria did not meet the primary endpoint, and under our agreement, AstraZeneca is obligated to communicate to us on or before June 29, 2015, whether it will continue the development of tenapanor.

In October 2012, we entered into a license agreement with AstraZeneca AB, or AstraZeneca granting it an exclusive worldwide license to our small molecule NHE3 inhibitor program, which includes our lead product candidate, tenapanor, for all indications. We and AstraZeneca have evaluated tenapanor in patients with IBS-C, CKD stage 5 on dialysis with hyperphosphatemia and CKD stage 3 with type 2 diabetes mellitus and albuminuria. AstraZeneca is assessing the data from all of the studies, including the recent results of the Phase 2a clinical trial evaluating tenapanor in Stage 3 CKD patients with type 2 diabetes mellitus and albuminuria, which did not meet the primary endpoint. Provided that AstraZeneca is pursuing development of at least one indication, under the agreement, either by itself or through a sublicensee, AstraZeneca has the right to elect which indication or indications it will develop, and is not obligated to develop any specific indication. Additionally, as long as AstraZeneca is using commercially reasonable efforts to develop tenapanor or one of the other small molecule NHE3 inhibitors licensed under the agreement, AstraZeneca has the right to determine the development plan, which may include conducting additional research or performing early stage clinical trials for tenapanor or other NHE3 inhibitors. AstraZeneca has the obligation to communicate to us by June 29, 2015 whether it will continue the development of tenapanor. If AstraZeneca elects to continue the development of tenapanor, AstraZeneca may choose to pursue an indication that is not in our strategic best interest or to delay the pursuit of, or forego, an indication, even if clinical data is supportive of further development for such indication. There can be no assurances as to which indication or indications AstraZeneca will pursue, what the timing will be of the initiation of additional clinical development for tenapanor, or what AstraZeneca’s future development plan for tenapanor will be. Additionally, we do not have a right to regain rights to those indications that AstraZeneca elects not to pursue. Should AstraZeneca elect to forego development of the IBS-C indication and/or the hyperphosphatemia indication, our business could be materially and adversely harmed.

If AstraZeneca exercises its right to terminate its collaboration partnership with us, we would not receive any additional milestone payments or revenue from this collaboration partnership, and our results of operations and financial condition could be materially and adversely affected.

Under our agreement with AstraZeneca, AstraZeneca has responsibility for completing all nonclinical and clinical development and obtaining and maintaining regulatory approval for tenapanor from the Food and Drug Administration, or FDA, and regulatory agencies outside of the United States. Ultimately, if tenapanor is advanced through clinical trials and receives marketing approval from the FDA or comparable foreign regulatory agencies, AstraZeneca will be responsible for the commercialization of tenapanor, subject to our right to elect to participate in certain co-promotion activities in the United States. AstraZeneca has the right to terminate this collaborative partnership at any time for any reason upon written notice to us. If AstraZeneca elects to terminate the collaborative partnership with us, our business could be materially and adversely harmed and depending on the timing of such event:

•	we would not be eligible to receive any of the remaining development or regulatory milestone payments or royalties on product sales of tenapanor;

•	the development of tenapanor may be significantly delayed as a result of the need to transition the program back to us;

•	we would bear all of the risks and costs related to the further development and commercialization of tenapanor;

•	we may not be able to obtain a sufficient supply of raw materials, work in progress or clinical trial material from AstraZeneca to support the continued development of tenapanor, and as a result the development of tenapanor may be significantly delayed;

•	we may encounter difficulty and delay associated with the transfer of the manufacturing process from AstraZeneca to a third party contract manufacturer, and such third party contract manufacturer may not be able to manufacture clinical or commercial supplies of tenapanor in the time frame, at the scale or to the specifications required;

•	we may encounter difficulty and delay in obtaining all clinical trial reports, all nonclinical reports, all drug manufacturing reports, appropriate transfer of INDs to us, appropriate transfer of ongoing animal and human studies to us and other clinical and regulatory materials that may be necessary for us to support the development of tenapanor, and as a result, our continued development of tenapanor may be significantly delayed;

•	in order to fund further development and commercialization of tenapanor, we would need to raise substantial additional capital in order to internally pursue the development of the program, and even if we raise additional capital, we may need to seek out and establish alternative collaboration partnerships with third-party collaboration partners for the program, which may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case it may be necessary for us to limit the size or scope of the program or delay the program, in either case, in a manner that would adversely impact our ability to realize value from the program; and

•	our cash expenditures would increase significantly if it is necessary for us to hire a significant number of additional employees and allocate limited resources to the development and commercialization of tenapanor.

Any of these events would have a material adverse effect on our results of operations and financial condition. For a discussion of the other risks associated with our collaboration partnership with AstraZeneca, see below under “—Risks Related to Our Business.”

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing our lead product candidate, tenapanor, and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products. We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2015 and 2014 was $3.5 million and $3.1 million, respectively. As of March 31, 2015, we had an accumulated deficit of $75.4 million.

If we do not receive anticipated milestone payments from our collaboration partners, AstraZeneca and Sanofi S.A., or Sanofi, our operating losses will substantially increase for the foreseeable future as we continue our discovery, research, development, manufacturing and commercialization activities. There can be no assurance that we will receive any potential milestones under our agreements with AstraZeneca and/or Sanofi. For a discussion of the risks associated with our preclinical and clinical development programs with, and potential for milestone payments from, AstraZeneca and Sanofi, see above under “—Risks Related to Our Collaboration with AstraZeneca” and below under “—Risks Related to Our Business.”

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

We have no products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability, and the ability of our collaboration partners, to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	the completion of research and preclinical and clinical development of our product candidates;

•	obtaining regulatory approvals for our product candidates, either on our own, or with a collaboration partner;

•	the ability of our collaboration partners to successfully commercialize and/or our ability to commercialize or co-promote, if we so choose, our product candidates;

•	developing a sustainable and scalable manufacturing process for any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products to support clinical development and the market demand for our product candidates, if approved;

•	obtaining market acceptance of our product candidates, if approved, as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring, in-licensing and/or developing new product candidates;

•	negotiating favorable terms in any collaboration partnership, licensing or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and

•	attracting, hiring, and retaining qualified personnel.

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

Based on our current operating plan, we believe that our existing capital resources will allow us to fund our operating plan through at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including, but not limited to:

•	the decision of AstraZeneca whether to continue the development of tenapanor or exercise its right of termination under the agreement to return the program to us;

•	if AstraZeneca exercise its right of termination under the agreement and return the program to us, our decision as to the future development plan for tenapanor and the timing thereof;

•	if AstraZeneca does not exercise its right of termination under the agreement, its right to determine the development plan it will follow, which may include conducting earlier stage clinical trials than we currently anticipate or conducting trials with an NHE3 inhibitor other than tenapanor, which in either case would result in a significant delay in our receipt of additional milestone payments.

•	the achievement of development and regulatory milestones resulting in the payment to us from our collaboration partners of contractual milestone payments and the timing of receipt of such payments, if any;

•	if AstraZeneca continues the development of tenapanor, our decision whether or not to exercise our right to co-fund the first Phase 3 clinical development program for tenapanor, in which case we may invest $20.0 million, $30.0 million or $40.0 million to acquire an increase of 1%, 2% or 3%, respectively, in the royalties payable to us by AstraZeneca on net sales of tenapanor;

•	the progress, timing, scope, results and costs of our preclinical studies and clinical trials for our product candidates that have not been licensed, including the ability to enroll patients in a timely manner for clinical trials;

•	the time and cost necessary to obtain regulatory approvals for our product candidates that have not been licensed and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability and the ability of our collaboration partners to successfully commercialize and/or co-promote our product candidates;

•	the manufacturing, selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

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

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate and only product candidate in clinical trials. Our near-term prospects, including our ability to finance our operations through the receipt of milestone payments and generate revenue from product sales, will depend heavily on AstraZeneca’s decision whether or not to continue the development of tenapanor, and should it determine to continue development, on the successful development and AstraZeneca’s commercialization of tenapanor, if approved. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to warrant marketing approval;

•	whether FDA or foreign regulatory authorities require additional clinical trials than anticipated prior to approval to market tenapanor;

•	the prevalence and severity of adverse side effects of tenapanor;

•	the results of a long-term rat carcinogenicity study required for approval of tenapanor, which will not be known for at least one and half years, and which may be delayed for a significant period of time for reasons outside of the control of AstraZeneca, particularly if AstraZeneca is required to restart or modify the study for any reason;

•	whether, as a result of the observation of the absorption of inactive metabolites of tenapanor seen in our radiolabeled human ADME study, the FDA or foreign regulatory authorities require additional nonclinical studies prior to the commencement of Phase 3 activities, which, if required, could delay the development of tenapanor;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	the ability of AstraZeneca and us through our co-promotion rights, if we choose to exercise such rights and are not precluded from doing so under the terms of our agreement with AstraZeneca or any subsequent co-promotion agreements, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;

•	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;

•	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;

•	the effectiveness of AstraZeneca’s marketing, sales and distribution strategy and operations;

•	the ability of AstraZeneca, or any third-party manufacturer it contracts with, to successfully scale up the manufacturing process for tenapanor, which has not yet been demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practice, or cGMP, requirements;

•	enforcing intellectual property rights in and to tenapanor;

•	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and

•	a continued acceptable safety and tolerability profile of tenapanor following approval.

Most of these factors are beyond our control, including clinical development, the regulatory submission process, manufacturing, marketing and sales efforts of AstraZeneca.

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. We cannot be certain that tenapanor will be successful in non-clinical safety studies, clinical trials or receive regulatory approval. Further, it may not be possible or practicable to demonstrate, or if approved, to market on the basis of, certain of the benefits we believe tenapanor possesses. For example, the reduction of serum phosphorus is currently an approvable endpoint in CKD patients on dialysis, but not for the broader CKD patient population in the United States. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, we may not generate sufficient revenue from sales of tenapanor, if approved. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we and AstraZeneca are not successful in completing the development of, obtaining approval for, and commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

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

The potential for us to obtain future development milestone payments and, ultimately, generate revenue from royalties from tenapanor depends entirely on the successful development, regulatory approval, marketing and commercialization of tenapanor by AstraZeneca. In addition to the risks inherent in the development of a drug product candidate, our collaboration partnership with AstraZeneca may not be successful due to a number of important factors, including the following:

•	AstraZeneca may terminate the license agreement at any time and for any reason;

•	if our agreement with AstraZeneca terminates, we will no longer have rights to receive potential revenue under the agreement with AstraZeneca for future milestones or royalties, in which case we would need to identify alternative means to continue the development, manufacture and commercialization of tenapanor, alone or with others;

•	AstraZeneca may sublicense its rights with respect to tenapanor to one or more third parties without our consent;

•	AstraZeneca has the unilateral ability to choose not to develop tenapanor for one or more indications for which it has been evaluated, including the IBS-C indication and the hyperphosphatemia indication, provided it pursues at least one indication;

•	AstraZeneca may choose to pursue an indication that is not in our strategic best interest or to delay the pursuit of, or forego an indication, even if clinical data is supportive of further development for such indication;

•	AstraZeneca’s strategic withdrawal from selling gastrointestinal, or GI, products and the differing treatment of the IBS-C indication in our agreement implies that AstraZeneca may choose not to develop the IBS-C indication even though the Phase 2b clinical data in IBS-C patients announced in October 2014 indicated that at the 50 mg twice daily dose, the study met its primary efficacy endpoint; AstraZeneca may choose not to develop and commercialize tenapanor in all relevant markets;

•	AstraZeneca may take considerably more time advancing tenapanor through the clinical and regulatory process than we currently anticipate, which could materially delay the achievement of milestones and, consequently the receipt of milestone payments from AstraZeneca;

•	AstraZeneca may elect to pursue the development and commercialization of tenapanor in combination with other active ingredients and, as a result our potential royalty revenue may be significantly reduced as a result of the manner in which tenapanor net sales would be calculated under the agreement;

•	AstraZeneca’s obligation to use “commercially reasonable efforts” with regard to the development, regulatory approval, manufacture and commercialization of tenapanor under our agreement leaves AstraZeneca with discretion in determining the efforts and resources that it will apply to the development, regulatory approval, manufacture and commercialization of tenapanor;

•	subject to our right to elect to participate in co-promotion activities in the United States, AstraZeneca controls all aspects of the commercialization of tenapanor;

•	AstraZeneca may change the focus of its development and commercialization efforts or pursue higher-priority programs and, accordingly, reduce the efforts and resources allocated to tenapanor, which will have the direct effect of reducing our co-promotion activities as our level of co-promotion is limited to a percentage of the overall commercialization activities;

•	AstraZeneca may fail to develop a commercially viable formulation or manufacturing process for tenapanor, and may fail to manufacture or supply sufficient drug substance of tenapanor for commercial use, if approved, which could result in lost revenue;

•	AstraZeneca may not comply with all applicable regulatory requirements or may fail to report safety data in accordance with all applicable regulatory requirements;

•	AstraZeneca may not dedicate the resources that would be necessary to carry tenapanor through clinical development or may not obtain the necessary regulatory approvals; and

•	if AstraZeneca is acquired during the term of our collaboration partnership, the acquiror may have different strategic priorities that could cause it to terminate our agreement or reduce its commitment to our collaboration partnership.

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

We have not yet negotiated our agreement with AstraZeneca specifying all of the terms of our co-promotion rights.

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

Exercising our co-promotion rights under our license agreement with AstraZeneca may restrict our future commercialization and/or co-promotion activities.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we, or our collaboration partners, must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, we recently announced that a Phase 2a study evaluating tenapanor in Stage 3 CKD patients with type 2 diabetes mellitus and albuminuria failed to meet the primary endpoint. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in preclinical and clinical studies for tenapanor do not ensure that the ongoing clinical trial, or future clinical trials, will demonstrate similar results. An unacceptable adverse event profile may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. For example, in a Phase 2b study evaluating tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, we observed that the study met its primary endpoint by demonstrating a statistically significant dose-related decrease in serum phosphate levels for tenapanor-treated patients compared to patients receiving placebo, while also observing that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based upon previous clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

Most of our unlicensed product candidates are at an early stage of development and we may not be successful in our efforts to develop these products or expand our pipeline of product candidates.

A key element of our strategy is to expand our pipeline of products candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. Most of our current unlicensed product candidates are in the discovery and lead identification stages of preclinical development and will require substantial preclinical and clinical development, testing and regulatory approval prior to commercialization. In particular, tenapanor is our only product candidate in clinical trials and most of our other product candidates are in the preclinical stage with significant research and development required before we could file an IND with regulatory authorities to begin clinical studies. Of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our development programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Although our research and development efforts to date have resulted in several development programs, we may not be able to develop product candidates that are safe, effective and well-tolerated. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	the research methodology used and our drug discovery and design platform may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective, well-tolerated or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe, effective and well-tolerated by patients, the medical community or third-party payors, if applicable.

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

Because we have limited financial and managerial resources, we have focused on research programs and product candidates that relate to discovery and development of minimally-systemic drugs that work in the GI tract. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration partnerships, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Even if our product candidates obtain FDA or other regulatory approvals, and are ultimately commercialized, our product candidates may not achieve market acceptance among physicians, patients, third-party payors, patient advocacy groups, health care payors and the medical community. Market acceptance of our product candidates for which marketing approval is obtained depends on a number of factors, including:

•	the efficacy of the products as demonstrated in clinical trials;

•	the prevalence and severity of any side effects and overall safety and tolerability profile of the product;

•	the clinical indications for which the product is approved;

•	advantages over existing therapies;

•	acceptance by physicians, major operators of clinics and patients of the product as a safe, effective and well-tolerated treatment;

•	relative convenience and ease of administration of our products;

•	the potential and perceived advantages of our product candidates over current treatment options or alternative treatments, including future alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•	the availability of alternative products and their ability to meet market demand;

•	the strength of our or our collaboration partners’ marketing and distribution organizations;

•	the quality of our relationships with patient advocacy groups; and

•	sufficient third-party coverage or reimbursement.

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor, or our other product candidates, would compete against existing treatments. For example, tenapanor will, if approved, compete directly with phosphate binders for the treatment of hyperphosphatemia in patients with CKD-5D, including sevelamer hydrochloride (Renagel) and sevelamer carbonate (Renvela), which were launched by Genzyme. Synthon announced the successful completion of a Phase 3 multicenter, randomized, double-blind, multiple-dose, crossover trial in Europe to compare safety and demonstrate equivalence of serum phosphate control of Synthon sevelamer carbonate tablets to Renvela tablets in chronic kidney disease patients on hemodialysis in April 2014. Currently, several pharmaceutical companies are distributing Synthon manufactured sevelamer carbonate tablets in multiple European countries including, but not limited to, the United Kingdom, Spain, Sweden and Denmark. In addition to the currently marketed phosphate binders, Keryx has received FDA approval for ferric citrate (Auryxia), an iron-based binder, that is also approved in Japan and we are aware of fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health.

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

We currently do not have a sales organization. In order to promote tenapanor, either through the exercise of our co-promote rights under the agreement or on our own should AstraZeneca elect to terminate the agreement and return the program to us, and in order to commercialize or co-promote any of our other product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If one or more of our product candidates receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to co-promote and/or commercialize our product candidates, which will be expensive and time consuming. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in the conduct of our preclinical and clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture any drug products must be approved by the FDA pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We do not control the manufacturing process of our product candidates, and, other than with respect to tenapanor, we are completely dependent on our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. Under our agreement with AstraZeneca, the manufacturing of tenapanor is the responsibility of AstraZeneca. We are entirely dependent on AstraZeneca, and should AstraZeneca terminate the agreement, we would be completely dependent upon contract manufacturing partners, for all aspects of the manufacturing and validation process, as well as providing all commercial supply of tenapanor. In addition, if AstraZeneca elects to terminate the agreement, we would be completely dependent upon AstraZeneca’s cooperation to achieve a smooth transition of the manufacturing process to our contract manufacturers and should AstraZeneca fail to provide such cooperation, our development plans for tenapanor could be significantly delayed, and the costs we incur in connection with the transfer could be substantially increased. For additional information regarding the risks of our dependence on AstraZeneca, see the risk factors above titled “We are substantially dependent on the success of our lead product candidate, tenapanor, which may not be successful in nonclinical studies or clinical trials, receive regulatory approval or be successfully commercialized” and “We are dependent on AstraZeneca for the development, regulatory approval, manufacture and commercialization of our small molecule NHE3 inhibitor program, which includes tenapanor, and if AstraZeneca fails to perform as expected, or is unable to obtain the required regulatory approvals for tenapanor, the potential for us to generate future revenue from milestone and royalty payments from tenapanor would be significantly reduced and our business would be materially and adversely harmed.”

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a limited number of suppliers for raw materials that we use to manufacture our drugs, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Although we generally do not begin a clinical study unless we believe we have on hand, or will be able to manufacture, a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this Quarterly Report on Form 10-Q and others such as:

•	announcements regarding decisions by AstraZeneca to terminate or delay development of tenapanor for one or more indications, or to terminate the collaboration partnership;

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and planned clinical trials for tenapanor;

•	announcements relating to our collaboration partnership with Sanofi regarding its option to develop and commercialize NaP2b inhibitors;

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	announcements of regulatory approval or a complete response letter to tenapanor, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements relating to future collaboration partnerships;

•	our election, and the related announcement, to exercise our co-fund right with respect to the first Phase 3 clinical development program for tenapanor;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to our product candidates;

•	the success of our testing and clinical trials;

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2015, we had 18,635,071 shares of common stock outstanding. Of those shares, 10,066,357 were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of March 31, 2015, 573,567 shares of common stock that are subject to outstanding options, were eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 9.7 million shares of our outstanding common stock as of March 31, 2015, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately two-thirds of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the required approval of at least 66 2⁄3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the required approval of at least 66 2⁄3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

Unregistered Sale of Equity Securities

None.

Use of Proceeds

On June 18, 2014, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-196090), as amended in connection with our IPO.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014	4.2

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101	The following financial statements, formatted in XBRL: (i) Condensed Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014; (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Unaudited Condensed Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: May 12, 2015	By:	/s/ Mark Kaufmann
Mark Kaufmann Chief Financial Officer (Principal Financial Officer)