Form 10-Q
period 2015-06-30
ARDELYX, INC.
filed 2015-08-12
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 001-36485

ARDELYX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-1303944
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

34175 Ardenwood Boulevard, Suite 200

Fremont, California 94555

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of August 10, 2015 was 25,924,232.

ARDELYX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$141,534	$107,286
Accounts receivable	27	2,584
Prepaid expenses and other current assets	2,362	1,209

Total current assets	143,923	111,079
Property and equipment, net	4,061	2,131
Other assets	104	104
Restricted cash	100	100

Total assets	$148,188	$113,414

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,684	$3,129
Accrued compensation and benefits	1,457	1,648
Accrued and other liabilities	1,405	780
Deferred revenue, current portion	—	15,979

Total current liabilities	5,546	21,536
Other long-term liabilities	382	122
Deferred revenue, non-current	—	31,074

Total liabilities	5,928	52,732

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; 25,911,537 and 18,589,245 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	3	2
Additional paid-in capital	208,619	132,547
Accumulated deficit	(66,362)	(71,867)

Total stockholders’ equity	142,260	60,682

Total liabilities and stockholders’ equity	$148,188	$113,414

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Licensing revenue	$17,727	$6,507	$21,611	$9,743
Collaborative development revenue	416	2,630	2,415	7,944

Total revenue	18,143	9,137	24,026	17,687
Operating expenses:
Research and development	6,198	5,183	12,396	12,820
General and administrative	2,889	1,203	6,064	2,580

Total operating expenses	9,087	6,386	18,460	15,400

Income from operations	9,056	2,751	5,566	2,287
Other expense, net	(49)	(8)	(61)	(12)
Change in fair value of preferred stock warrant liability	—	1,010	—	(1,593)

Income before provision for income taxes	9,007	3,753	5,505	682
Provision for income taxes	—	—	—	—

Net income and comprehensive income	$9,007	$3,753	$5,505	$682

Basic net income per share	$0.43	$0.20	$0.28	$—

Diluted net income per share	$0.42	$0.18	$0.27	$—

Shares used in computing basic net income per share	20,880,235	2,611,259	19,749,778	1,937,509

Shares used in computing diluted net income per share	21,636,487	3,904,136	20,506,916	1,937,509

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Operating activities
Net income	$5,505	$682
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	278	128
Stock-based compensation	1,165	163
Change in fair value of preferred stock warrant liability	—	1,593
Loss from disposal of fixed assets	11	—
Changes in operating assets and liabilities:
Accounts receivable	2,557	3,411
Prepaid expenses and other assets	(959)	2
Accounts payable	(631)	24
Accrued compensation and benefits	(192)	(125)
Accrued and other liabilities	886	903
Deferred revenue	(47,053)	16,093

Net cash (used in) provided by operating activities	(38,433)	22,874

Investing activities
Purchases of property and equipment	(2,320)	(736)

Net cash used in investing activities	(2,320)	(736)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	74,654	61,241
Proceeds from exercise of stock options	317	—
Other	30	—

Net cash provided by financing activities	75,001	61,241

Net decrease in cash and cash equivalents	34,248	83,379
Cash and cash equivalents at beginning of period	107,286	34,435

Cash and cash equivalents at end of period	$141,534	$117,814

Supplemental cash flow disclosure:
Cash paid during the period for income taxes	$310	$—
Supplemental noncash financing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$134	$499
Common stock issuance costs included in accounts payable and accrued liabilities	$287	$—

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. The Company has developed a proprietary drug discovery and design platform enabling it, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing its platform, the Company discovered and designed its lead product candidate, tenapanor, which in a Phase 2b clinical study has demonstrated the ability to improve the symptoms of constipation-predominant irritable bowel syndrome, or IBS-C. In a separate Phase 2b clinical trial, tenapanor demonstrated the ability to treat hyperphosphatemia, or elevated serum phosphorus, in chronic kidney disease, or CKD, patients on dialysis. The Company is developing another drug candidate, RDX022, for the treatment of hyperkalemia, or elevated serum potassium, in patients with CKD, and in patients with heart failure, or HF. The Company has several other drug candidates in earlier stages of research and development focused in cardio-renal and GI diseases including RDX002, which it has licensed to Sanofi S.A., or Sanofi, for the treatment of hyperphosphatemia, RDX009, a secretagogue of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013, a potassium secretagogue.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the entire year ending December 31, 2015 or future operating periods.

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

The Company recognizes revenue from upfront payments ratably over the term of its estimated period of performance under the agreement which is recorded as licensing revenue. Reimbursements for development costs incurred under the Company’s license agreement with AstraZeneca were classified as collaborative development revenue. The Company recognizes cost reimbursement revenue under collaboration partnership agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received which has not been earned.

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

Recent Accounting Pronouncements

In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a deferral of the effective date of this ASU by one year, and to permit entities to adopt up to one year earlier if they choose. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed financial statements and related disclosures. The Company has not yet selected an implementation date or a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its condensed financial statements as a result of future adoption.

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

The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1	–	Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasuries and trading securities with quoted prices on active markets.

Level 2	–	Valuations based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

Level 3	–	Valuations based on unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$139,202	$139,202	$—	$—
Certificates of deposit	100	—	100	—

Total	$139,302	$139,202	$100	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3

Assets:
Money market funds	$105,410	$105,410	$—	$—
Certificates of deposit	100	—	100	—

Total	$105,510	$105,410	$100	$—

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

The carrying amounts reflected in the condensed balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at June 30, 2015 and December 31, 2014, due to their short-term nature.

NOTE 4. COLLABORATION AND LICENSING AGREEMENTS

AstraZeneca AB (“AstraZeneca”)

In October 2012, the Company entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement (the “AstraZeneca Agreement”), the Company received an up-front license fee of $35.0 million in October 2012 and a $15.0 million payment in December 2013, which were both being recognized as revenue on a straight-line basis over the estimated period of performance. AstraZeneca reimbursed the Company for its internal and external development-related costs. These reimbursements were recognized as collaborative development revenue when the development-related costs were incurred.

In May 2014, the Company received from AstraZeneca a $25.0 million payment as a result of the dosing of the first patient in the Phase 2b clinical trial in hyperphosphatemia. As the $25.0 million did not meet the criteria to be considered the achievement of a substantive milestone for accounting purposes, the amount was recorded as deferred revenue when received and was recognized as revenue on a straight-line basis over the remaining estimated period of performance.

In June 2015, the Company entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to the Company’s portfolio of NHE3 inhibitors, including the Company’s lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. Under the terms of the Termination Agreement, the Company agreed to pay AstraZeneca certain amounts for the return of the licenses granted to it, including (a) an upfront fee of $15.0 million, (b) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (c) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor, or another NHE3 inhibitor. The amounts payable by the Company as described in (a)-(c) are capped at the aggregate amount of $90.0 million. The Company also paid AstraZeneca $10.0 million as reimbursement for certain research and development expenses incurred by AstraZeneca under the collaboration agreement during 2015 and in consideration of the acceleration of the transfer of information and materials to the Company. In addition, AstraZeneca is obligated to supply the Company with clinical trial materials, drug substance and drug product using transfer pricing for the aggregate amount of up to $10 million.

As the AstraZeneca Agreement was terminated in June 2015, the Company recognized the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015. Also in the three months ended June 30, 2015, the Company recorded the $15.0 million upfront payment for the return of the licenses as well as the $10.0 million payment for reimbursement of research and development expenses and the acceleration of the transfer of information and materials as a reduction in licensing revenue in the condensed statements of operations and comprehensive income.

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

NOTE 5. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options and the Company’s employee stock purchase program (the “ESPP”) in the Company’s statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$346	$38	$632	$75
General and administrative	295	61	533	88

Total	$641	$99	$1,165	$163

At June 30, 2015, the Company had $6.2 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and purchase rights, respectively, that will be recognized over an average vesting period of 2.7 years and 0.2 years, respectively.

NOTE 6. NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$9,007	$3,753	$5,505	$682
Noncumulative dividends on convertible preferred stock	—	(1,099)	—	(682)
Undistributed earnings allocated to participating securities	—	(2,139)	—	—

Net income attributable to common stockholders, basic	$9,007	$515	$5,505	$—
Adjustment to undistributed earnings allocated to participating securities	—	$188	—	—

Net income attributable to common stockholders, diluted	$9,007	$703	$5,505	$—

Denominator:
Basic shares:
Weighted average common shares outstanding	20,880,235	2,611,259	19,749,778	1,937,509
Dilutive shares:
Weighted average effect of dilutive stock options	692,110	765,672	724,890	—
Weighted average convertible preferred stock warrants outstanding	—	527,205	—	—
Weighted average private placement warrants outstanding	64,142	—	32,248	—

	21,636,487	3,904,136	20,506,916	1,937,509

Net income per share:
Basic	$0.43	$0.20	$0.28	$—

Diluted	$0.42	$0.18	$0.27	$—

For the three and six months ended June 30, 2015, the total number of anti-dilutive outstanding common stock options excluded from the diluted net income per common share computation was 0.5 million and 0.4 million, respectively. For the three and six months ended June 30, 2014, the total number of anti-dilutive outstanding common stock options excluded from the diluted net income per common share computation was insignificant and 1.1 million, respectively.

NOTE 7. STOCKHOLDERS EQUITY

Option Exercises

For the three and six months ended June 30, 2015 employees and consultants exercised options to purchase 20,189 and 46,401 shares of the Company’s common stock, respectively, with net proceeds to the Company of insignificant and $0.1 million, respectively. For the three and six months ended June 30, 2014 employees exercised options to purchase 46,797 and 92,781 shares of the Company’s common stock, respectively, with insignificant and approximately $0.1 million net proceeds to the Company, respectively.

Employee Stock Purchase Plan

In February 2015, the Company sold 19,614 shares under the ESPP. The shares were purchased at a purchase price of $12.43 per share with proceeds to the Company of approximately $0.2 million.

Offering of Common Stock and Warrants

In June 2015, the Company sold and issued an aggregate of 7,242,992 shares of its common stock and warrants to purchase 2,172,899 shares of common stock for aggregate gross proceeds of approximately $77.8 million or net proceeds, after deducting issuance costs, of approximately $74.4 million. The purchase price for the common stock was $10.70 per share and the purchase price for the warrants was $0.125 per warrant. The warrants are exercisable for an exercise price of $13.91 per share at any time prior to the earlier of (i) 5 years from the date of issuance or (ii) certain changes in control of the Company. The Company has determined that the warrants should be classified as equity. In July 2015, the Company filed a registration statement with the SEC with respect to the common stock and warrants.

Other than with respect to warrants issued to holders affiliated with New Enterprise Associates, the warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued in June 2015 have been exercised during the three months ended June 30, 2015.

NOTE 8. SUBSEQUENT EVENTS

On July 13, 2015, the Company filed a registration statement on Form S-3 (File No. 333-205631) with the SEC, under which it may sell an aggregate of up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The S-3 shelf registration statement included a prospectus covering the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market offerings” pursuant to an At the Market Issuance Sales Agreement entered into with Cantor Fitzgerald on July 13, 2015.

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

ABOUT ARDELYX

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which in a Phase 2b clinical study has demonstrated the ability to improve the symptoms of constipation-predominant irritable bowel syndrome, or IBS-C. We expect to initiate a Phase 3 clinical program to evaluate tenapanor in the treatment of IBS-C in the fourth quarter 2015. In a separate Phase 2b clinical trial, tenapanor demonstrated the ability to treat hyperphosphatemia, or elevated serum phosphorus, chronic kidney disease, or CKD, patients on dialysis. We expect to initiate a Phase 2b clinical trial to evaluate dosing regimens of tenapanor for the treatment of hyperphosphatemia in these patients in the fourth quarter 2015. We are developing another drug candidate, RDX022, for the treatment of hyperkalemia, or elevated serum potassium, in patients with CKD, and in patients with heart failure, or HF. In the fourth quarter 2015, we expect to begin a Phase 1 clinical trial in healthy adults evaluating the safety and pharmacodynamic, or biological activity, of RDX022. We intend to pursue a 505(b)(2) regulatory pathway for RDX022, and we expect to advance RDX022 into a Phase 3 clinical program as early as the second half of 2016. We have several other drug candidates in earlier stages of research and development focused in cardio-renal and GI diseases including RDX002, which we have licensed to Sanofi S.A., or Sanofi, for the treatment of hyperphosphatemia, RDX009, a secretagogue of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013, a potassium secretagogue.

AstraZeneca AB (“AstraZeneca”)

In October 2012, we entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement (the “AstraZeneca Agreement”), we received an up-front license fee of $35.0 million in October 2012, a $15.0 million payment in December 2013 and a $25 million payment in May 2014. The amounts were recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which during the three months ended March 31, 2015, we estimated to be December 2017.

In June 2015, we entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to our portfolio of NHE3 inhibitors, including our lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. Under the terms of the Termination Agreement, we agreed to pay AstraZeneca certain amounts for the return of the licenses granted to it, including (a) an upfront fee of $15.0 million, (b) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (c) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor. The amounts described in (a)-(c) are capped at the aggregate amount of $90.0 million. We also paid AstraZeneca $10.0 million as reimbursement for certain research and development expenses incurred by AstraZeneca under the collaboration agreement during 2015, and the acceleration of the transfer of the information materials to us. In addition, AstraZeneca is obligated to supply us with clinical trial material, drug substance and drug product using transfer pricing for the aggregate amount of up to $10.0 million.

As the AstraZeneca Agreement was terminated in June 2015, we recognized the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015. Also in the three months ended June 30, 2015, we recorded the $15.0 million upfront payment for the return of the licenses as well as the $10.0 million payment for reimbursement of research and development expenses the acceleration of the transfer of information and materials as a reduction in licensing revenue in the condensed statements of operations and comprehensive income.

Sanofi SA (“Sanofi”)

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

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue to date has been generated from non-refundable license payments and reimbursements for research and development expenses under our license agreements. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreement which we consider to be licensing revenue. In addition to receiving upfront payments, we may also be entitled to milestone and other contingent payments upon achieving predefined objectives. Such payments are recorded as revenue when we achieve the underlying milestone if it is deemed to be a substantive milestone at the date the arrangement is entered into. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. Reimbursements from AstraZeneca for development costs incurred under our license and collaboration agreement with them are classified as collaborative development revenue.

We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of milestones and other payments from our collaboration partnership with Sanofi and or any future collaboration partners.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our unpartnered product candidates, and prior to the termination of the AstraZeneca Agreement, research and development expenses also included costs we incurred in connection with the development of tenapanor pursuant to our license agreement with AstraZeneca. We recognize all research and development expenses as they are incurred.

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

Prior to the execution of our license agreement with AstraZeneca in October 2012, we incurred $18.0 million in research and development expenses related to tenapanor. Following the execution of the license agreement and through June 30, 2015, we incurred $38.8 million in research and development expenses related to tenapanor, all of which were reimbursed by AstraZeneca under the license agreement. The reimbursements are recognized in collaborative development revenue in the statement of operations and comprehensive income.

We expect our unpartnered research and development expenses will increase substantially in the future as we progress the development of tenapanor and our other our internal product candidates, advance our discovery research projects into the preclinical stage and continue our early stage research including further development of our APECCS cell-culture system. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our collaboration partner(s) may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

Many of our product development programs are at an early stage; therefore, the successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollment and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical trials of our product candidates or if and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential. We will need to raise additional capital or may seek additional collaboration partnerships in the future in order to complete the development and commercialization of our product candidates, including tenapanor.

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

Provision for Income Taxes

We did not record a provision for income taxes for the three and six months ended June 30, 2015 because we expect to generate a net operating loss for the year ending December 31, 2015. Our deferred tax assets continue to be fully offset by a valuation allowance.

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

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

Revenue

Licensing revenues for the three and six months ended June 30, 2015 as compared to the prior year was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Licensing revenue	$17,727	$6,507	$21,611	$9,743
Dollar change from prior year	11,220		11,868
Percent change from prior year	172%		122%

Licensing revenue for the three months ended June 30, 2015 was $17.7 million, an increase of $11.2 million, or 172%, compared to licensing revenue of $6.5 million for the three months ended June 30, 2014. Licensing revenue for the six months ended June 30, 2015 was $21.6 million, an increase of $11.9 million, or 122%, compared to licensing revenue of $9.7 million for the six months ended June 30, 2014. The increase was primarily due to recognition of the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015 as a result of the Termination Agreement with AstraZeneca. This recognition of deferred revenue was offset by two payments to AstraZeneca (1) a $15.0 million upfront payment for the return of the license granted to AstraZeneca (2) $10.0 million reimbursement for research and development expenses and payment for the acceleration of the transfer of information and materials.

Collaborative development revenues for the three and six months ended June 30, 2015 as compared to the prior year was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaborative development revenue	$416	$2,630	$2,415	$7,944
Dollar change from prior year	(2,214)		(5,529)
Percent change from prior year	-84%		-70%

Collaborative development revenue consists of our development expenses that were reimbursable to us by AstraZeneca as part of our license agreement. Collaborative development revenue for the three months ended June 30, 2015 was $0.4 million, a decrease of $2.2 million, or 84%, compared to $2.6 million for the three months ended June 30, 2014. Collaborative development revenue for the six months ended June 30, 2015 was $2.4 million, a decrease of $5.5 million, or 70%, compared to $7.9 million for the six months ended June 30, 2014. The decrease was due to the Termination Agreement with AstraZeneca.

Research and Development

Research and development expenses for the three and six months ended June 30, 2015 as compared to the prior year was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$6,198	$5,183	$12,396	$12,820
Dollar change from prior year	1,015		(424)
Percent change from prior year	20%		-3%

Research and development expenses were $6.2 million for the three months ended June 30, 2015, an increase of $1.0 million, or 20%, compared to $5.2 million for the three months ended June 30, 2014. The change was due to a $3.2 million increase in discovery research expenses primarily due to an increase in our personnel costs, consultant service fees, process development costs and lab supply expenses from increased research activities for unpartnered programs. The increase was offset by a $2.2 million decrease in AstraZeneca collaboration development expense due to the decrease in development activities related to tenapanor conducted by us under the license agreement with AstraZeneca.

Research and development expenses were $12.4 million for the six months ended June 30, 2015, a decrease of $0.4 million, or 3%, compared to $12.8 million for the six months ended June 30, 2014. The change was due to a decrease in AstraZeneca collaboration development expense of $5.5 million due to the decrease in development activities related to tenapanor conducted by us under the license agreement with AstraZeneca. The decrease was offset by a $5.1 million increase in discovery research expenses primarily due to an increase in our personnel costs, consultant service fees, process development costs and lab supply expenses from increased research activities for unpartnered programs.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2015 as compared to the prior year was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and administrative	$2,889	$1,203	$6,064	$2,580
Dollar change from prior year	1,686		3,484
Percent change from prior year	140%		135%

General and administrative expenses were $2.9 million for the three months ended June 30, 2015, an increase of $1.7 million, or 140%, compared to $1.2 million for the three months ended June 30, 2014. General and administrative expenses were $6.1 million for the six months ended June 30, 2015, an increase of $3.5 million, or 135%, compared to $2.6 million for the six months ended June 30, 2014. The increase was primarily due to an increase in professional services fees, personnel and operational costs as a result of our being a public company.

Change in Fair Value of Preferred Stock Warrant Liability

Change in fair value of preferred stock warrant liability for the three and six months ended June 30, 2015 as compared to the prior year was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Change in fair value of preferred stock warranty	$—	$1,010	$—	$(1,593)
Dollar change from prior year	(1,010)		1,593
Percent change from prior year	-100%		100%

Change in fair value of preferred stock warrant liability was zero for the three and six months ended June 30, 2015, respectively, compared to $1.0 million and ($1.6) million for the three and six months ended June 30, 2014, respectively. The preferred stock warrants were net exercised upon the completion of our initial public offering (IPO) in June 2014.

Liquidity and Capital Resources

The following table displays a summary of our cash and cash equivalents as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$141,534	$107,286

In connection with our IPO in June of 2014, we received cash proceeds of $61.2 million, net of underwriters’ discounts and commissions and expenses paid by us. Additionally, in June 2015, we closed a financing in which we raised approximately $77.8 million in gross proceeds or $74.4 million in net proceeds, after deducting issuance costs. On July 13, 2015, the Company filed a registration statement on Form S-3 (File No. 333-205631) with the SEC, under which it may sell an aggregate of up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units.

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

We believe that our existing capital resources as of June 30, 2015 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaboration partnerships. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, the potential for one or more of our existing collaboration partners to terminate the agreement with us and return the program to us, and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in chronic kidney disease patients on dialysis;

•	the progress, timing, scope, results and costs of our clinical program for RDX022;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash (used in) provided by operating activities	$(38,433)	$22,874
Cash used in investing activities	(2,320)	(736)
Cash provided by financing activities	75,001	61,241

Net decrease in cash and cash equivalents	$34,248	$83,379

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2015 was approximately $38.4 million. Net cash provided by operating activities during the six months ended June 30, 2014 was approximately $22.9 million. The change was primarily due to net income for each respective period adjusted for stock-based compensation, depreciation expense and changes in working capital.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 and 2014 was approximately $2.3 million, and $0.7 million, respectively, and was primarily due to the acquisition of property and equipment related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 and 2014 was approximately $75.0 million, and $61.2 million, respectively, and was primarily due to proceeds from issuance of common stock and exercise of stock options and purchase rights.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2015 (in thousands):

	Payments Due by Period
Contractual Obligation:	Less than 1 year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Purchase commitments	$10,567	—	—	—	$10,567
Operating leases (1)	855	1,789	1,118	—	3,762
Capital expenditures	262	—	—	—	262

Total contractual obligations	$11,683	$1,789	$1,118	—	$14,591

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

During the second quarter of 2015, we began using a new Enterprise Resource Planning, or ERP, system for financial reporting and logistics. As a result, our financial and operating transactions utilize the functionality provided by the new ERP system. This new system is not in response to any identified deficiency or weakness in our internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal controls over financial reporting through further automation of various business processes.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant losses since our inception and we will incur losses in the future, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing our lead product candidate, tenapanor, and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products. We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of June 30, 2015, we had an accumulated deficit of $66.4 million.

We expect that our operating losses will substantially increase for the foreseeable future as we as we continue the development of our lead compound, tenapanor, in a Phase 3 clinical program in IBS-C and in a Phase 2b clinical trial for the treatment of hyperphosphatemia in patients with chronic kidney disease on dialysis, each of which are expected to be initiated in the fourth quarter of 2015. In addition, we expect our operating losses to substantially increase as we incur manufacturing costs and advance RDX022 into a Phase 3 clinical program which we expect to initiate in the second half of 2016, and as we continue our discovery, research, development, manufacturing and commercialization activities.

Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	the completion of research and preclinical and clinical development of our product candidates;

•	obtaining regulatory approvals for our product candidates, either on our own, or with one or more collaboration partners;

•	our ability to successfully commercialize our product candidates, either on our own, or with a collaboration partner;

•	developing a sustainable and scalable manufacturing process for any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products to support clinical development and the market demand for our product candidates, if approved;

•	obtaining market acceptance of our product candidates, if approved, as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring, in-licensing and/or developing new product candidates;

•	negotiating favorable terms in any collaboration partnership, licensing or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and

•	attracting, hiring, and retaining qualified personnel.

In cases where we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory. If the number of patients suitable for our product candidates is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of such products, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our planned clinical programs for tenapanor and RDX022, or our other product development and platform development activities.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our lead product candidate, tenapanor, and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with conducting the Phase 3 clinical programs for tenapanor and RDX022, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in chronic kidney disease patients on dialysis;

•	the progress, timing, scope, results and costs of our clinical program for RDX022;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay the clinical development of tenapanor and/or RDX022, delay, limit, reduce or terminate our research activities, preclinical and clinical trials for our other product candidates and our establishment and maintenance of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, either alone or with a collaboration partner.

Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, tenapanor, which may not be successful in nonclinical studies or clinical trials, receive regulatory approval or be successfully commercialized.

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate and one of only two product candidates in clinical trials. With the termination of the license agreement with AstraZeneca AB in June 2015, all rights to develop and commercialize tenapanor were returned to us. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•	our timely receipt from AstraZeneca of clinical trial material in sufficient quantities to enable us to initiate the Phase 3 clinical program and the Phase 2b clinical trial for tenapanor in the fourth quarter of 2015, and to complete these clinical programs without delay;

•	whether we can successfully and in a timely manner complete the transfer from AstraZeneca to us of all research, pre-clinical, clinical, regulatory and manufacturing operations for tenapanor;

•	our ability to, and AstraZeneca’s cooperation to enable us to, complete, in a timely manner, the transfer of the manufacturing process for tenapanor drug product to a third party manufacturer;

•	our ability, in a timely manner and at costs that are acceptable to us, to establish contractual relationships with third-party manufacturers utilized by AstraZeneca to manufacture tenapanor drug substance;

•	whether the clinical trial material delivered by AstraZeneca meets our quality specifications and those of the FDA in order to be utilized in the Phase 3 clinical program for tenapanor as designed;

•	our ability to, in a timely manner and under terms that are acceptable to us, to establish a collaborative relationship for the commercialization of tenapanor for IBS-C;

•	the ability of the third-party manufacturers we contract with, to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain a commercially viable manufacturing processes that are compliant with current good manufacturing practice, or cGMP, requirements;

•	whether the specifications for tenapanor drug product and drug substance will be acceptable to the FDA for use in the clinical development of tenapanor as planned, or whether we will be required to produce such material to different specifications, which if required, could delay the development of tenapanor, and result in substantial additional costs;

•	whether the long-term rat carcinogenicity study required for regulatory approval of tenapanor, which is currently ongoing, will provide data acceptable to the FDA, or whether we will be required to start a new long-term rat carcinogenicity study, which if required, could delay the development of tenapanor;

•	whether, as a result of the observation of the absorption of inactive metabolites of tenapanor seen in our radiolabeled human ADME study, the FDA or foreign regulatory authorities require additional nonclinical and/or clinical studies, which could delay the commercialization of tenapanor;

•	whether FDA or foreign regulatory authorities require additional clinical trials than those anticipated prior to approval to market tenapanor;

•	the prevalence and severity of adverse side effects of tenapanor;

•	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;

•	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;

•	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;

•	our ability to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications, if tenapanor is approved for marketing and sale by the FDA or foreign regulatory authorities for both IBS-C and hyperphosphatemia in dialysis patients;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;

•	enforcing intellectual property rights in and to tenapanor;

•	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and

•	a continued acceptable safety and tolerability profile of tenapanor following approval.

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. We cannot be certain that tenapanor will be successful in non-clinical safety studies or clinical trials, or that it will receive regulatory approval. Further, it may not be possible or practicable to demonstrate, or if approved, to market on the basis of, certain of the benefits we believe tenapanor possesses. For example, the reduction of serum phosphorus is currently an approvable endpoint in CKD patients on dialysis, but not for the broader CKD patient population in the United States. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, we may not generate sufficient revenue from sales of tenapanor, if approved. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in completing the development of, obtaining approval for, and commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays in our clinical studies. Furthermore, results of earlier studies and trials may not be predictive of future trial results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in preclinical and clinical studies for tenapanor do not ensure that the ongoing clinical trial, or future clinical trials, will demonstrate similar results. An unexpected adverse event profile may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. For example, in a Phase 2b study evaluating tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, we observed that the study met its primary endpoint by demonstrating a statistically significant dose-related decrease in serum phosphate levels for tenapanor-treated patients compared to patients receiving placebo, while also observing that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based upon previous clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

We do not know whether future clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

•	manufacture sufficient quantities of product candidate for use in clinical trials;

•	obtain regulatory approval to commence a trial, if applicable;

•	reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtain institutional review board, or IRB, approval at each site;

•	recruit suitable patients in a timely manner to participate in our trials;

•	have patients complete a trial or return for post-treatment follow-up;

•	ensure that clinical sites observe trial protocol, comply with good clinical practices, or GCPs, or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations; or

•	initiate or add a sufficient number of clinical trial sites,

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by an independent data safety monitoring board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

We intend to devote significant resources to the development of RDX022 which may not be successful in nonclinical studies or clinical trials, receive regulatory approval or be successfully commercialized.

With the advancement of RDX022 into human studies in June 2015, and the expected initiation of a Phase 3 clinical program for RDX022 in the second half of 2016, we expect to invest a significant amount of our efforts and financial resources in the development of RDX022. We are pursuing a 505(b)(2) regulatory path for approval of RDX022, which, among other things allows us to rely on the FDA’s previous findings of safety and efficacy and may eliminate the need to conduct certain nonclinical and clinical studies of our product candidate. This accelerated pathway is only available to the first applicant to file for and receive 505(b)(2) regulatory approval for a particular active pharmaceutical ingredient. There can be no assurances that we will be the first to file and receive regulatory approval for the drug substance comprising RDX022. If we are able to rely upon a 505(b)(2) regulatory pathway for the approval of RDX022, the development of RDX022 may be substantially delayed or we may be required to abandon such development.

The clinical and commercial success of RDX022 will depend on a number of factors, including the following:

•	the ability of the third-party manufacturers we contract with, to successfully develop and scale up the manufacturing processes for RDX022, which has not yet been demonstrated, to manufacture supplies of RDX022 and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practice, or cGMP, requirements;

•	the significant expansion of the market for the treatment of hyperkalemia beyond its currently limited size, including the success of commercial launches of new hyperkalemia products and the use of any such products by nephrologists and cardiologists in the chronic setting;

•	the availability, perceived advantages regarding relative palatability, relative cost, relative safety, relative tolerance and relative efficacy of alternative and competing treatments;

•	whether we are able to obtain intellectual property protection for RDX022, and the strength of such protection if granted

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our the ability to successfully commercialize RDX022, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of RDX022;

•	obtaining and sustaining an adequate level of coverage and reimbursement for RDX022 by third-party payors; and

•	the effectiveness of our marketing, sales and distribution strategy and operations.

We are pursuing a 505(b)(2) regulatory path for approval of RDX022, which, among other things allows us to rely on the FDA’s previous findings of safety and efficacy and may eliminate the need to conduct certain nonclinical and clinical studies of our product candidate. As a result, we may not evaluate the efficacy of RDX022 in patients with hyperkalemia prior to the initiation of the Phase 3 clinical program. We cannot be certain that clinical trials evaluating RDX022 will establish a safety and efficacy profile sufficient to enable RDX022 to gain approval by the FDA, or if approved, compete effectively with alternative and competing treatments. Further, it may not be possible or practicable to demonstrate, or if approved, to market on the basis of, certain of the benefits we believe RDX022 may possess. Accordingly, there can be no assurance that RDX022 will ever be successfully commercialized or that we will ever generate revenue from sales of RDX022. If we are not successful in completing the development of, obtaining approval for, and commercializing RDX022, or are significantly delayed in doing so, our business will be materially harmed.

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

In February 2014, we entered into a license option and license agreement with Sanofi under which we granted Sanofi an exclusive worldwide license to conduct research utilizing our small molecule NaP2b inhibitors, which we refer to as our RDX002 program, solely for the purpose of completing activities under a preclinical development plan. We believe the inhibition of NaP2b, an intestinal phosphate transporter, would provide utility for the treatment of hyperphosphatemia in CKD-5D patients, which is also one of the lead indications for which we are developing tenapanor.

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

We may not be successful in our efforts to develop our products candidates that are at an early stage of development or expand our pipeline of product candidates.

A key element of our strategy is to expand our pipeline of products candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. Those product candidates that are in the discovery and lead identification stages of preclinical development and will require substantial preclinical and clinical development, testing and regulatory approval prior to commercialization. In particular, tenapanor and RDX022 are our only product candidates in clinical trials and all of our other product candidates are in the preclinical stage with significant research and development required before we could begin clinical studies. Of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our research programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

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

Although we expect to continue to enhance the capabilities of our APECCS system by advancing the cell culture and screening process and/or acquiring new technologies to broaden the scope of APECCS, we may not be successful in any of our enhancement and development efforts. In addition, we may not be able to enter into agreements on suitable terms to utilize technologies required to exploit certain capabilities of APECCS, and in such case, we may be forced to limit our use or further development of APECCS, or to modify APECCS for continued use. It may not be possible to modify APECCS in manner that avoids the utilization of certain technologies, without materially and adversely affecting the performance of APPECS or without incurring substantial cost and delay in advancement of the system. In addition, we may not be successful in developing the conditions necessary to grow multiple segments of intestine or from multiple species, or otherwise develop assays or cell cultures necessary to expand these capabilities. If our enhancement or development efforts are unsuccessful, we may not be able to advance our drug discovery capabilities as quickly as we expect or identify as many potential drugable targets as we desire.

We rely on third parties to conduct some of our preclinical and nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct clinical trials and, in some cases, preclinical or nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct some of our preclinical and nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good laboratory practices, or GLPs, for preclinical and nonclinical studies, and good clinical practices, or GCPs, for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in preclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices or cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes, and in the Phase 2b evaluating tenapanor for the treatment of hyperphosphatemia in CKD-5D patients, we observed that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses was higher than expected based upon the results of previous clinical trials. In the event that trials conducted by us with tenapanor or trials we conduct with our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tenapanor, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us to cease further development of a product candidate for a particular indication, or entirely. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, in the event that any of our product candidates receives regulatory approval and we or others later identify undesirable side effects caused by one of our products, a number of potentially significant negative consequences could occur, including:

•	regulatory authorities may withdraw their approval of the product or seize the product;

•	we may be required to recall the product;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof, including the imposition of a Risk Evaluation and Mitigation Strategies, or REMS, plan that may require creation of a Medication Guide outlining the risks of such side effects for distribution to patients, as well as elements to assure safe use of the product, such as a patient registry and training and certification of prescribers;

•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer

Any of the foregoing events could prevent us from achieving or maintaining market acceptance of a particular product candidate, if approved, and could result in the loss of significant revenue to us, which would materially and adversely affect our results of operations and business.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor and RDX022, as well as our product candidates, would compete against existing treatments. For example, tenapanor will, if approved, compete directly with phosphate binders for the treatment of hyperphosphatemia in patients with CKD-5D, including sevelamer hydrochloride (Renagel) and sevelamer carbonate (Renvela), which were launched by Genzyme. Synthon announced the successful completion of a Phase 3 multicenter, randomized, double-blind, multiple-dose, crossover trial in Europe to compare safety and demonstrate equivalence of serum phosphate control of Synthon sevelamer carbonate tablets to Renvela tablets in chronic kidney disease patients on hemodialysis in April 2014. Currently, several pharmaceutical companies are distributing Synthon manufactured sevelamer carbonate tablets in multiple European countries including, but not limited to, the United Kingdom, Spain, Sweden and Denmark. In addition to the currently marketed phosphate binders, Keryx has received FDA approval for ferric citrate (Auryxia), an iron-based binder, that is also approved in Japan and we are aware of fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health. Additionally, RDX022, if approved, will compete directly with Kayexalate and its generic equivalents, known as sodium polystyrene sulfonate, on the market in the United States. We are also aware of two products for which regulatory approval in the United States has been sought for treatment of hyperkalemia, patiromer from Relypsa and ZS-9 from ZS Pharma.

Numerous treatments exist for constipation and the constipation component of IBS-C, many of which are over-the-counter. These include psyllium husk (such as Metamucil), methylcellulose (such as Citrucel), calcium polycarbophil (such as FiberCon), lactulose (such as Cephulac), polyethylene glycol (such as MiraLax), sennosides (such as Exlax), bisacodyl (such as Ducolax), docusate sodium (such as Colace), magnesium hydroxide (such as Milk of Magnesia), saline enemas (such as Fleet) and sorbitol. These agents are generally inexpensive and work well to relieve temporary constipation. We are also aware of two prescription drugs currently on the U.S. market that are approved to treat IBS-C, Linzess (linaclotide), which was developed by Ironwood Pharmaceuticals and is approved for IBS-C and chronic constipation in both the United States and in Europe, and Amitiza (lubiprostone), which was first approved in the United States in 2006 and is currently marketed by Sucampo and Takeda for treatment of chronic idiopathic constipation, or CIC, IBS-C and opioid induced constipation, or OIC. Additionally, Synergy is currently conducting Phase 3 clinical trials of Plecanatide for the treatment of CIC and IBS-C.

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

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to commercialize tenapanor and RDX022, or any of our other product candidates.

We currently do not have a sales organization. In order to promote tenapanor and RDX022, either alone, or with a collaboration partner, and in order to commercialize or co-promote any of our other product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In order to commercialize tenapanor or RDX022 outside of the United States, we expect to enter into collaborative relationships with one or more third parties. Additionally, in order to commercialize tenapanor for IBS-C, we expect to enter into a collaborative relationship with one or more third parties in the United States to address the primary care market. There can be no assurances that we will be successful in establishing such relationships in a timely manner or on terms that are acceptable to us. If one or more of our product candidates receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in the conduct of our preclinical and clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture any drug products must be approved by the FDA pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We do not control the manufacturing process of our product candidates, and we are completely dependent on our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. We are completely dependent upon AstraZeneca’s cooperation to achieve a smooth transition of the manufacturing process to our contract manufacturers and should AstraZeneca fail to provide such cooperation, our development plans for tenapanor could be significantly delayed, and the costs we incur in connection with the transfer could be substantially increased.

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

In July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extends this implementation date to January 1, 2024. As a result of the recent legislation, beginning in 2024, ESRD-related drugs will be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor and RDX022, if approved. We may be unable to sell tenapanor and/or RDX022, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

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

We will need to continue to expand our clinical, managerial, operational, finance and other resources in order to manage our operations, preclinical and clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We may form additional collaboration partnerships in the future, and we may not realize the benefits of such collaborations.

We may form collaboration partnerships, create joint ventures or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. In particular, we expect to form one or more collaboration partnerships in connection with the commercialization of tenapanor outside of the United States, and in the United States for IBS-C to address the primary care market, if approved. We have historically engaged, and intend to continue to engage, in partnering discussions with a range of pharmaceutical and biotechnology companies and could enter into new collaboration partnerships at any time. We face significant competition in seeking appropriate collaboration partners, and the negotiation process to secure appropriate terms is time-consuming and complex. Any delays in identifying suitable collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such a collaboration partnership for any future product candidates and programs on terms that are acceptable to us, or at all. This may be because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view our product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. Even if we are successful in entering into a collaboration partnership or license arrangement, there is no guarantee that the collaboration partnership will be successful, or that any future collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of product candidates for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or comparable regulatory filing on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. Some of our contract manufacturers have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel.

The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent suspension of production or closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product, withdrawal of an approval, or suspension of production. As a result, our business, financial condition, and results of operations may be materially harmed.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If tenapanor, RDX022 or our other product candidates receive marketing approval, we and our collaborating partners, if any, will be restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

If approved, tenapanor, RDX022 and our other product candidates may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

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

We and our collaboration partners, if any, may be subject to healthcare laws, regulation and enforcement; our failure or the failure of any such collaboration partners to comply with these laws could have a material adverse effect on our results of operations and financial conditions.

Although we do not currently have any products on the market, once we begin commercializing our products, we and our collaboration partners, if any, may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate as a commercial organization include:

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

Risks Related to Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of tenapanor, RDX022 or our other product candidates, or prevent or delay the continued use of our drug discovery and development platform, including APECCS.

There have been many lawsuits and other proceedings asserting infringement or misappropriation of patents and other intellectual property rights in the pharmaceutical and biotechnology industries. There can be no assurances that we will not be subject to claims alleging that the manufacture, use or sale of tenapanor, RDX022 or any other product candidates, or that the use of our drug discovery and development platform, including APECCS infringes existing or future third-party patents, or that such claims, if any, will not be successful. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of tenapanor, RDX022 or other product candidates or by the use of APECCS. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of tenapanor, RDX022 or our other product candidates, or by the use of APECCS.

We may be subject to third-party patent infringement claims in the future against us or our that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. We may be required to indemnify future collaboration partners against such claims. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If a patent infringement suit were brought against us we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. In addition, if a patent infringement suit were brought against us regarding the use of APECCS, we could be forced to stop our use of APECCS or modify our processes to avoid infringement, which may not be possible at a reasonable cost, if at all, and which could result in substantial delay in our use of APECCS for the discovery of new product candidates or potential targets. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease our use of APECCS or some other aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.

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

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one of the U.S. patents covering each of such approved product(s) or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and planned clinical trials for tenapanor and RDX022;

•	announcements relating to our collaboration partnership with Sanofi regarding its option to develop and commercialize NaP2b inhibitors;

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	announcements of regulatory approval or a complete response letter to tenapanor or RDX022, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements relating to future collaboration partnerships;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to our product candidates;

•	the success of our testing and clinical trials;

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.

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

One of our principal stockholders own a significant percentage of our stock and, together with our other principal stockholders and management, will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2015, entities affiliated with New Enterprise Associates, a venture capital fund associated with one of our directors, collectively beneficially hold approximately 41.6% of our capital stock, including warrants exercisable for shares of our common stock, and together our executive officers, directors, and affiliated stockholders beneficially owned approximately 45.8% of our capital stock, including warrants exercisable for shares of our common stock. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with New Enterprise Associates alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2015, we had 25,911,537 shares of common stock outstanding. Of those shares, 11,461,794 were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of June 30, 2015, 1,271,296 shares of common stock that are subject to outstanding options, were eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, approximately 7.2 million of our shares outstanding, and approximately 2.2 million shares underlying outstanding warrants will be eligible for sale in the public market after the Registration Statement on Form S-3 filed on July 13, 2015 becomes effective, and subject in certain circumstances to additional restrictions. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 9.7 million shares of our outstanding common stock as of June 30, 2015, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Unregistered Sale of Equity Securities

On June 2, 2015, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the purchasers named therein, or the Purchasers. Pursuant to the Purchase Agreement, on June 5, 2015 we sold an aggregate of 7,242,992 shares of common stock, or the Shares, and warrants, or the Warrants, to purchase 2,172,898 shares of common stock, or Warrant Shares, for aggregate gross proceeds of approximately $77.8 million, or net proceeds, after deducting issuance costs, of approximately $74.4 million. The purchase price for each Share was $10.70, which was equal to the consolidated closing bid price on the NASDAQ Global Market on the day of pricing, June 2, 2015. The purchase price for each Warrant was equal to $0.125 for each Warrant Share, consistent with NASDAQ Global Market requirements for an “at the market” offering, and the Warrants are exercisable at an exercise price of $13.91 per share. Investors participating in the offering include entities associated with New Enterprise Associates, a venture capital firm that is one of our significant shareholders, and a combination of new and existing investors, including RA Capital Management, Broadfin Capital LLC, Cormorant Asset Management LLC, Foresite Capital Management, LLC, Rock Springs Capital Management LP, and a fund managed by Sabby Capital, LLC. Leerink Partners LLC acted as the sole placement agent of the offering and Wedbush PacGrow acted as a financial advisor in connection with the offering. We expect to use the net proceeds from the offering to develop our drug candidates, tenapanor and RDX022.

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the Purchasers. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission, or SEC, by July 20, 2015 for purposes of registering the resale of the Shares, the Warrant Shares, and any shares of common stock issued as a dividend or other distribution with respect to the Shares or Warrant Shares. We filed the registration statement on July 13, 2015 and it was declared effective by the SEC on July 20, 2015. We also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of any selling holder) incident to our obligations under the Registration Rights Agreement.

The financing is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended.

Use of Proceeds

On June 18, 2014, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-196090), as amended in connection with our IPO.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014

10.1	Termination Agreement by and between Ardelyx, Inc. and AstraZeneca AZ, dated June 2, 2015.				X

10.2	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015.				X

10.3	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated June 2, 2015.	S-3	7/13/2015	99.1

10.4	Form of Warrant issued pursuant to the Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015.	S-3	7/13/2015	4.3

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101	The following financial statements, formatted in XBRL: (i) Condensed Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Unaudited Condensed Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 12, 2015	By:	/s/ Mark Kaufmann
Mark Kaufmann Chief Financial Officer (Principal Financial Officer)