Form 10-Q
period 2015-09-30
ARDELYX, INC.
filed 2015-11-12
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of November 9, 2015 was 25,956,941.

ARDELYX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$129,047	$107,286
Accounts receivable	—	2,584
Prepaid expenses and other current assets	4,424	1,209

Total current assets	133,471	111,079
Property and equipment, net	4,391	2,131
Other assets	104	104
Restricted cash	100	100

Total assets	$138,066	$113,414

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,714	$3,129
Accrued compensation and benefits	1,697	1,648
Accrued and other liabilities	8,173	780
Deferred revenue, current portion	—	15,979

Total current liabilities	12,584	21,536
Other long-term liabilities	352	122
Deferred revenue, non-current	—	31,074

Total liabilities	12,936	52,732

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; 25,954,941 and 18,589,245 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	3	2
Additional paid-in capital	209,615	132,547
Accumulated deficit	(84,488)	(71,867)

Total stockholders’ equity	125,130	60,682

Total liabilities and stockholders’ equity	$138,066	$113,414

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Licensing revenue	$—	$4,767	$21,611	$14,509
Collaborative development revenue	—	2,831	2,415	10,775

Total revenue	—	7,598	24,026	25,284
Operating expenses:
Research and development	14,705	5,694	27,101	18,514
General and administrative	3,374	1,823	9,438	4,401

Total operating expenses	18,079	7,517	36,539	22,915

Income from operations	(18,079)	81	(12,513)	2,369
Other expense, net	(77)	(7)	(138)	(19)
Change in fair value of preferred stock warrant liability	—	—	—	(1,593)

(Loss) income before provision for income taxes	(18,156)	74	(12,651)	757
Benefit from income taxes	30	—	30	—

Net (loss) income and comprehensive (loss) income	$(18,126)	$74	$(12,621)	$757

Basic net (loss) income per share attributable to common stockholders	$(0.70)	$—	$(0.58)	$—

Diluted net (loss) income per share attributable to common stockholders	$(0.70)	$—	$(0.58)	$—

Shares used in computing basic net (loss) income per share attributable to common stockholders	25,930,928	18,374,277	21,859,383	7,476,642

Shares used in computing diluted net (loss) income per share attributable to common stockholders	25,930,928	19,133,217	21,859,383	7,476,642

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Operating activities
Net (loss) income	$(12,621)	$757
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	540	202
Amortization of deferred financing costs	88	—
Stock-based compensation	1,877	484
Change in fair value of preferred stock warrant liability	—	1,593
Loss from disposal of fixed assets	64	—
Changes in operating assets and liabilities:
Accounts receivable	2,584	3,776
Prepaid expenses and other assets	(3,107)	(370)
Accounts payable	(281)	(1,262)
Accrued compensation and benefits	48	179
Accrued and other liabilities	7,624	689
Deferred revenue	(47,053)	11,141

Net cash (used in) provided by operating activities	(50,237)	17,189

Investing activities
Purchases of property and equipment	(3,000)	(824)

Net cash used in investing activities	(3,000)	(824)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	74,322	61,241
Proceeds from exercise of stock options	646	3
Other	30	—

Net cash provided by financing activities	74,998	61,244

Net increase in cash and cash equivalents	21,761	77,609
Cash and cash equivalents at beginning of period	107,286	34,435

Cash and cash equivalents at end of period	$129,047	$112,044

Supplemental cash flow disclosure:
Cash paid during the period for income taxes	$69	$—

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or the Company, is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. The Company has developed a proprietary drug discovery and design platform enabling it, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing its platform, the Company discovered and designed its lead product candidate, tenapanor, which in a Phase 2b clinical study has demonstrated the ability to improve the symptoms of constipation-predominant irritable bowel syndrome, or IBS-C. In a separate Phase 2b clinical trial, tenapanor demonstrated the ability to treat hyperphosphatemia, or elevated serum phosphorus, in chronic kidney disease, or CKD, patients on dialysis. The Company is developing another drug candidate, RDX022, for the treatment of hyperkalemia, or elevated serum potassium, in patients with CKD, and in patients with heart failure, or HF. The Company has several other drug candidates in earlier stages of research and development focused in cardio-renal and GI diseases including RDX009, a secretagogue of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013, a potassium secretagogue.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the entire year ending December 31, 2015 or future operating periods.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC (the “2014 Form 10-K”). The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, as filed with the 2014 Form 10-K.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$125,730	$125,730	$—	$—
Certificates of deposit	100	—	100	—

Total	$125,830	$125,730	$100	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$105,410	$105,410	$—	$—
Certificates of deposit	100	—	100	—

Total	$105,510	$105,410	$100	$—

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

The carrying amounts reflected in the condensed balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at September 30, 2015 and December 31, 2014, due to their short-term nature.

NOTE 4. COLLABORATION AND LICENSING AGREEMENTS

AstraZeneca AB (“AstraZeneca”)

In October 2012, the Company entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, the Company received an up-front license fee of $35.0 million in October 2012, a $15.0 million payment in December 2013 and a $25.0 million payment in May 2014. The amounts were recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which during the three months ended March 31, 2015, we estimated to be December 2017.

In June 2015, the Company entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to the Company’s portfolio of NHE3 inhibitors, including the Company’s lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. Under the terms of the Termination Agreement, the Company agreed to pay AstraZeneca certain amounts for the return of the licenses granted to it, including (a) an upfront fee of $15.0 million, (b) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (c) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor, or another NHE3 inhibitor. The amounts payable by the Company as described in (a)-(c) are capped at the aggregate amount of $90.0 million. The Company also paid AstraZeneca $10.0 million as reimbursement for certain research and development expenses incurred by AstraZeneca under the collaboration agreement during 2015 and in consideration of the acceleration of the transfer of information and materials to the Company. In addition, AstraZeneca is obligated to supply the Company with clinical trial materials, drug substance and drug product. The maximum amount that the Company is obligated to pay for such materials was set at $10 million in the Termination Agreement, which maximum amount was subsequently reduced to $8.0 million pursuant to an amendment to the Termination Agreement (“Amendment Number One”).

As the AstraZeneca Agreement was terminated in June 2015, the Company recognized the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015. Also in the three months ended June 30, 2015, the Company recorded the $15.0 million upfront payment for the return of the licenses as well as the $10.0 million payment for reimbursement of research and development expenses and the acceleration of the transfer of information and materials as a reduction in licensing revenue in the condensed statements of operations and comprehensive loss. The Company recorded $7.3 million in expenses incurred for the tenapanor clinical trial material from AstraZeneca during the three months ended September 30, 2015.

Sanofi SA (“Sanofi”)

In February 2014, the Company entered into a license option and license agreement with Sanofi (the“Sanofi Agreement”) for its phosphate transport NaP2b inhibitor program. Under the terms of the Sanofi Agreement, the Company granted Sanofi an exclusive worldwide license to conduct research utilizing the Company’s small molecule NaP2b inhibitors. In addition, Sanofi had the option to obtain an exclusive license to develop, manufacture and commercialize potential products under the agreement. Under the Sanofi Agreement, the Company received a payment of $1.25 million in March 2014, which was fully recognized as licensing revenue in May 2014 after the Company completed its obligation to provide to Sanofi the background know-how, listed patents, and materials described in the Sanofi Agreement.

The Sanofi Agreement was terminated effective September 30, 2015 and all rights were returned to the Company. There was no payment associated with termination and the return of rights to the Company.

NOTE 5. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options and the Company’s employee stock purchase program, the ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$333	$240	$965	$314
General and administrative	379	82	912	170

Total	$712	$322	$1,877	$484

At September 30, 2015, the Company had $5.6 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and purchase rights, respectively, that will be recognized over an average vesting period of 2.7 years and 0.4 years, respectively.

NOTE 6. NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, except as discussed in the following paragraph. Diluted net income per share attributable to common stockholders is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period, plus potentially dilutive common shares, consisting of stock options. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and equivalents. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive.

Prior to the Company’s IPO of its common stock in June 2014, the Company’s Series A and Series B convertible preferred stock was entitled to receive dividends of up to $0.8181 and $0.2781 per share, respectively, prior and in preference to any declaration or payment of any dividend on common stock and thereafter participate pro rata on an as converted basis with the common stock holders on any distributions to common stockholders. The convertible preferred shares were therefore considered to be participating securities as were the unvested early exercised shares. As a result, the Company calculated the net income (loss) per share attributable to common stockholders using the two-class method. The convertible preferred stock and warrants were included in the calculation for the period of time they were outstanding during the nine months ended September 30, 2014. They were not reflected in the calculation of net income per share for the three months ended September 30, 2014 since they were converted in the second quarter. Accordingly, the net income (loss) attributable to common stockholders in 2014 is derived from the net income for the period and, in periods in which the Company has net income attributable to common stockholders, an adjustment is made for the noncumulative dividends and allocations of earnings to participating securities based on their outstanding shareholder rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the convertible preferred stock did not have a contractual obligation to share in the Company’s losses.

Basic and diluted earnings per share attributable to common stockholders are calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(18,126)	$74	$(12,621)	$757
Noncumulative dividends on convertible preferred stock	—	—	—	$(757)

Net (loss) income attributable to common stockholders, basic and diluted	$(18,126)	$74	$(12,621)	$—

Denominator:
Basic shares:
Weighted average common shares outstanding	25,930,928	18,374,277	21,859,383	7,476,642
Dilutive shares:
Weighted average effect of dilutive stock options	—	758,940	—	—

	25,930,928	19,133,217	21,859,383	7,476,642

Net income per share attributable to common stockholders:
Basic	$(0.70)	$—	$(0.58)	$—
Diluted	$(0.70)	$—	$(0.58)	$—

For the three and nine months ended September 30, 2015, the total number of anti-dilutive outstanding common stock options and private placement warrants excluded from the diluted net loss per share attributable to common stockholders computation was 1.8 million and 1.4 million, respectively. For the three and nine months ended September 30, 2014, the total number of anti-dilutive outstanding common stock options excluded from the diluted net income per share attributable to common stockholders computation was 0.1 million and 1.1 million, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
AZ clinical trial material accrual	$7,328	$—
Other	845	780

	$8,173	$780

NOTE 8. STOCKHOLDERS EQUITY

Option Exercises

For the three and nine months ended September 30, 2015 employees and consultants exercised options to purchase 21,438 and 67,839 shares of the Company’s common stock, respectively, with net proceeds to the Company of insignificant and $0.1 million, respectively. For the three and nine months ended September 30, 2014 employees exercised options to purchase 64,133 and 156,914 shares of the Company’s common stock, respectively, with insignificant and approximately $0.1 million net proceeds to the Company, respectively.

Employee Stock Purchase Plan

In February 2015, the Company sold 19,614 shares under the ESPP. The shares were purchased at a purchase price of $12.43 per share with proceeds to the Company of approximately $0.2 million. In August 2015, the Company sold 21, 966 shares under the ESPP. The shares were purchased at a purchase price of $13.99 per share with proceeds to the Company of approximately $0.3 million.

Offering of Common Stock and Warrants

In June 2015, the Company sold and issued an aggregate of 7,242,992 shares of its common stock and warrants to purchase 2,172,899 shares of common stock for aggregate gross proceeds of approximately $77.8 million or net proceeds, after deducting issuance costs, of approximately $74.3 million. The purchase price for the common stock was $10.70 per share and the purchase price for the warrants was $0.125 per warrant. The warrants are exercisable for an exercise price of $13.91 per share at any time prior to the earlier of (i) 5 years from the date of issuance or (ii) certain changes in control of the Company. The Company has determined that the warrants should be classified as equity. In July 2015, the Company filed a registration statement with the SEC with respect to the common stock and warrants.

Other than with respect to warrants issued to holders affiliated with New Enterprise Associates, the warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued in June 2015 have been exercised during the three and nine months ended September 30, 2015.

NOTE 9. SUBSEQUENT EVENTS

In November 2015, the Company entered into Amendment Number One with AstraZeneca. Amendment Number One further amended sections 1(a) – (d) of Exhibit A attached to the Termination Agreement, which Exhibit A had been previously amended by a manufacturing and supply agreement entered into between AstraZeneca and the Company; relieved AstraZeneca of certain obligations with respect to the deliverables described on Exhibit A to the Termination Agreement; and reduced the aggregate maximum amount that the Company is obligated to pay for certain materials set forth in Exhibit A, as amended, from $10.0 million to $8.0 million.

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

ABOUT ARDELYX

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which in a Phase 2b clinical study has demonstrated the ability to improve the symptoms of constipation-predominant irritable bowel syndrome, or IBS-C. In October 2015, we initiated our first Phase 3 clinical trial to evaluate tenapanor for the treatment of IBS-C, and we expect to initiate the second Phase 3 in IBS-C in December 2015. In a separate Phase 2b clinical trial, tenapanor demonstrated the ability to treat hyperphosphatemia, or elevated serum phosphorus, in chronic kidney disease, or CKD, patients on dialysis. We expect to initiate a Phase 2b clinical trial to evaluate dosing regimens of tenapanor for the treatment of hyperphosphatemia in these patients in December 2015. We are developing another drug candidate, RDX022, for the treatment of hyperkalemia, or elevated serum potassium, in patients with CKD, and in patients with heart failure, or HF. In October 2015, we began a clinical trial in healthy adults evaluating the safety and pharmacodynamic or biological, activity of RDX022. We intend to pursue a 505(b)(2) regulatory pathway for RDX022, and we expect to advance RDX022 into a Phase 3 clinical program as early as the second half of 2016. We have several other drug candidates in earlier stages of research and development focused in cardio-renal and GI diseases including RDX009, a secretagogue of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013, a potassium secretagogue.

AstraZeneca AB (“AstraZeneca”)

In October 2012, we entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, we received an up-front license fee of $35.0 million in October 2012, a $15.0 million payment in December 2013 and a $25.0 million payment in May 2014. The amounts were recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which during the three months ended March 31, 2015, we estimated to be December 2017.

In June 2015, we entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to our portfolio of NHE3 inhibitors, including our lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. Under the terms of the Termination Agreement, we agreed to pay AstraZeneca certain amounts for the return of the licenses granted to it, including (a) an upfront fee of $15.0 million, (b) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (c) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor. The amounts described in (a)-(c) are capped at the aggregate amount of$90.0 million. We also paid AstraZeneca $10.0 million as reimbursement for certain research and development expenses incurred by AstraZeneca under the collaboration agreement during 2015, and the acceleration of the transfer of the information materials to us. The maximum amount that we are obligated to pay for such materials was set at $10 million in the Termination Agreement, which maximum amount was subsequently reduced to $8.0 million pursuant to an amendment to the Termination Agreement (“Amendment Number One”).

As the AstraZeneca Agreement was terminated in June 2015, we recognized the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015. Also in the three months ended June 30, 2015, we recorded the $15.0 million upfront payment for the return of the licenses as well as the $10.0 million payment for reimbursement of research and development expenses and the acceleration of the transfer of information and materials as a reduction in licensing revenue in the condensed statements of operations and comprehensive loss. We recorded $7.3 million in expenses incurred for the tenapanor clinical trial material from AstraZeneca during the three months ended September 30, 2015.

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

The Sanofi Agreement was terminated effective September 30, 2015 and all rights were returned to Ardelyx. There was no payment associated with termination and the return of rights to Ardelyx.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue to date has been generated from non-refundable license payments and reimbursements for research and development expenses under our license agreements. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreement which we consider to be licensing revenue. In addition to receiving upfront payments, prior to the termination of our license agreements with AstraZeneca and Sanofi, we may have also been entitled to milestone and other contingent payments upon achieving predefined objectives. Such payments are recorded as revenue when we achieve the underlying milestone if it is deemed to be a substantive milestone at the date the arrangement is entered into. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. Reimbursements from AstraZeneca for development costs incurred under our license and collaboration agreement with them are classified as collaborative development revenue.

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

Research and development expenses consist of the following:

•	external research and development expenses incurred under agreements with consultants, third-party contract research organizations and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;

•	employee-related expenses, which include salaries, benefits and stock-based compensation; and

•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

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

Provision for Income Taxes

We did not record a provision for income taxes for the three and nine months ended September 30, 2015 because we expect to generate a net operating loss for the year ending December 31, 2015. Our deferred tax assets continue to be fully offset by a valuation allowance.

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

Results of Operations

Three and Nine Months Ended September 30, 2015 and 2014

Revenue

Licensing revenues for the three and nine months ended September 30, 2015 as compared to the prior year was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Licensing revenue	$—	$4,767	$21,611	$14,509
Dollar change from prior year	(4,767)		7,102
Percent change from prior year	-100%		49%

Licensing revenue for the three months ended September 30, 2015 was zero, a decrease of $4.8 million, or 100%, compared to licensing revenue of $4.8 million for the three months ended September 30, 2014. The decrease was due to the Termination Agreement with AstraZeneca. Licensing revenue for the nine months ended September 30, 2015 was $21.6 million, an increase of $7.1 million, or 49%, compared to licensing revenue of $14.5 million for the nine months ended September 30, 2014. The increase was primarily due to recognition of the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015 as a result of the Termination Agreement with AstraZeneca, partially off-set by increased amortization resulting from a $25.0 million milestone received in May 2014 as well as two payments to AstraZeneca in June 2015 including (i) a $15.0 million upfront payment for the return of the licenses granted to AstraZeneca and (ii) a $10.0 million payment for the reimbursement for research and development expenses and the acceleration of the transfer of information and materials.

Collaborative development revenues for the three and nine months ended September 30, 2015 as compared to the prior year was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaborative development revenue	$—	$2,831	$2,415	$10,775
Dollar change from prior year	(2,831)		(8,360)
Percent change from prior year	-100%		-78%

Collaborative development revenue consists of our development expenses that were reimbursable to us by AstraZeneca as part of our license agreement. Collaborative development revenue for the three months ended June 30, 2015 was zero, a decrease of $2.8 million, or 100%, compared to $2.8 million for the three months ended September 30, 2014. Collaborative development revenue for the nine months ended September 30, 2015 was $2.4 million, a decrease of $8.4 million, or 78%, compared to $10.8 million for the nine months ended September 30, 2014. The decrease in both periods was due to the Termination Agreement with AstraZeneca.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2015 as compared to the prior year were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$14,705	$5,694	$27,101	$18,514
Dollar change from prior year	9,011		8,587
Percent change from prior year	158%		46%

Research and development expenses were $14.7 million for the three months ended September 30, 2015, an increase of $9.0 million, or 158%, compared to $5.7 million for the three months ended September 30, 2014. The change was primarily due to the $7.3 million in expenses incurred for the tenapanor clinical trial material from AstraZeneca as well as an increase of $1.7 million for clinical development activities associated with tenapanor and RDX022, and process development for RDX022.

Research and development expenses were $27.1 million for the nine months ended September 30, 2015, an increase of $8.6 million, or 46%, compared to $18.5 million for the nine months ended September 30, 2014. The change was primarily due to the $7.3 million in expenses incurred for the tenapanor clinical trial material from AstraZeneca as well as an increase of $1.3 million in expenses incurred for clinical development activities associated with tenapanor and RDX022, and process development for RDX022.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2015 as compared to the prior year were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative	$3,374	$1,823	$9,438	$4,401
Dollar change from prior year	1,551		5,037
Percent change from prior year	85%		114%

General and administrative expenses were $3.4 million for the three months ended September 30, 2015, an increase of $1.6 million, or 85%, compared to $1.8 million for the three months ended September 30, 2014. The increase was primarily due to an increase in personnel expense and professional services fees.

General and administrative expenses were $9.4 million for the nine months ended September 30, 2015, an increase of $5.0 million, or 114%, compared to $4.4 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in professional services fees, personnel and public company costs.

Change in Fair Value of Preferred Stock Warrant Liability

Change in fair value of preferred stock warrant liability for the three and nine months ended September 30, 2015 as compared to the prior year was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Change in fair value of preferred stock warranty	$—	$—	$—	$(1,593)
Dollar change from prior year	—		1,593
Percent change from prior year	0%		100%

Change in fair value of preferred stock warrant liability was zero for the three and nine months ended September 30, 2015, respectively, compared to zero and ($1.6) million for the three and nine months ended September 30, 2014, respectively. The preferred stock warrants were net exercised upon the completion of our initial public offering (IPO) in June 2014.

Liquidity and Capital Resources

The following table displays a summary of our cash and cash equivalents as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$129,047	$107,286

In June 2015, we closed a financing in which we raised approximately $77.8 million in gross proceeds or $74.3 million in net proceeds, after deducting issuance costs. On July 13, 2015, the Company filed a registration statement on Form S-3 (File No. 333-205631) with the SEC, under which it may sell an aggregate of up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The S-3 shelf registration statement included a prospectus covering the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market offerings” pursuant to an At the Market Issuance Sales Agreement entered into with Cantor Fitzgerald on July 13, 2015.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of September 30, 2015 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaboration partnerships. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, the potential for one or more of our existing collaboration partners to terminate the agreement with us and return the program to us, and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in chronic kidney disease patients on dialysis;

•	the progress, timing, scope, results and costs of our clinical program for RDX022;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with our product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash (used in) provided by operating activities	$(50,237)	$17,189
Cash used in investing activities	(3,000)	(824)
Cash provided by financing activities	74,998	61,244

Net decrease in cash and cash equivalents	$21,761	$77,609

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2015 was approximately $50.2 million. Net cash provided by operating activities during the nine months ended September 30, 2014 was approximately $17.2 million. The change was primarily due a decrease of $47.1 million in deferred revenue due to the Termination Agreement with AstraZeneca, net loss for each respective period adjusted for stock-based compensation, depreciation expense and other changes in working capital.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 and 2014 was approximately $3.0 million, and $0.8 million, respectively, and was primarily due to the acquisition of property and equipment related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was approximately $75.0 million, and $61.2 million, respectively, and was primarily due to proceeds from issuance of common stock.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
Contractual Obligation:	Less than 1 year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Purchase commitments	$959	—	—	—	$959
Operating leases (1)	861	1,803	888	—	3,552

Total contractual obligations	$1,820	$1,803	$888	—	$4,511

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing our lead product candidate, tenapanor, and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products. We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of September 30, 2015, we had an accumulated deficit of $84.4 million.

We expect that our operating losses will substantially increase for the foreseeable future as we as we continue the development of our lead compound, tenapanor, in a Phase 3 clinical program in IBS-C and in a Phase 2b clinical trial for the treatment of hyperphosphatemia in patients with chronic kidney disease on dialysis. In October 2015, we initiated our first Phase 3 clinical trial to evaluate tenapanor for the treatment of IBS-C, and we expect to initiate the second Phase 3 trial in IBS-C and a Phase 2b clinical trial for the treatment of hyperphosphatemia in December 2015. In addition, we expect our operating losses to substantially increase as we incur manufacturing costs and advance RDX022 into a Phase 3 clinical program which we expect to initiate in the second half of 2016, and as we continue our discovery, research, development, manufacturing and commercialization activities.

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

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate and one of only two product candidates in clinical trials. With the termination of the license agreement with AstraZeneca AB in June 2015, all rights to develop and commercialize tenapanor were returned to us. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•	our timely receipt from AstraZeneca of clinical trial material in sufficient quantities to enable us to complete our tenapanor Phase 3 clinical program and Phase 2b clinical trial without delay;

•	whether we can successfully and in a timely manner complete the transfer from AstraZeneca to us of all research, pre-clinical, clinical, regulatory and manufacturing operations for tenapanor;

•	our ability to, and AstraZeneca’s cooperation to enable us to, complete, in a timely manner, the transfer of the manufacturing process for tenapanor drug product to a third party manufacturer;

•	our ability, in a timely manner and at costs that are acceptable to us, to establish contractual relationships with third-party manufacturers utilized by AstraZeneca to manufacture tenapanor drug substance;

•	whether the clinical trial material delivered by AstraZeneca meets our quality specifications and those of the U.S. Food and Drug Administration, the FDA, in order to be utilized in the Phase 3 clinical program for tenapanor as designed;

•	our ability to, in a timely manner and under terms that are acceptable to us, to establish a collaborative relationship for the commercialization of tenapanor for IBS-C;

•	the ability of the third-party manufacturers we contract with, to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain a commercially viable manufacturing processes that are compliant with current good manufacturing practice, or cGMP, requirements;

•	whether the specifications for tenapanor drug product and drug substance will be acceptable to the FDA for use in the clinical development of tenapanor as planned, or whether we will be required to produce such material to different specifications, which if required, could delay the development of tenapanor, and result in substantial additional costs;

•	whether the long-term rat carcinogenicity study required for regulatory approval of tenapanor, which is currently ongoing, will provide data acceptable to the FDA, or whether we will be required to start a new long-term rat carcinogenicity study, which if required, could delay the development of tenapanor;

•	whether, as a result of the observation of the absorption of inactive metabolites of tenapanor seen in our radiolabeled human ADME study, the FDA or foreign regulatory authorities require additional nonclinical and/or clinical studies, which could delay the commercialization of tenapanor;

•	whether FDA or foreign regulatory authorities require additional clinical trials than those anticipated prior to approval to market tenapanor;

•	the prevalence and severity of adverse side effects of tenapanor;

•	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;

•	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;

•	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;

•	our ability to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications, if tenapanor is approved for marketing and sale by the FDA or foreign regulatory authorities for both IBS-C and hyperphosphatemia in dialysis patients;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;

•	enforcing intellectual property rights in and to tenapanor;

•	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and

•	a continued acceptable safety and tolerability profile of tenapanor following approval.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in preclinical and clinical studies for tenapanor do not ensure that the ongoing Phase 3 clinical trial for tenapanor, or future clinical trials, will demonstrate similar results. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. For example, in a Phase 2b study evaluating tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, we observed that the study met its primary endpoint by demonstrating a statistically significant dose-related decrease in serum phosphate levels for tenapanor-treated patients compared to patients receiving placebo, while also observing that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based upon previous clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product.

We do not know whether future clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

•	manufacture sufficient quantities of product candidate meeting specified quality standards for use in clinical trials;

•	obtain regulatory approval to commence a trial, if applicable;

•	reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtain institutional review board, or IRB, approval at each site;

•	recruit suitable patients in a timely manner to participate in our trials;

•	have patients complete a trial or return for post-treatment follow-up;

•	ensure that clinical sites observe trial protocol, comply with good clinical practices, or GCPs, or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations; or

•	initiate or add a sufficient number of clinical trial sites,

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by an independent data safety monitoring board, for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries presents additional risks that may delay completion of clinical trials. These risks include the failure of physicians or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes and political and economic risks relevant to such foreign countries. In addition, the FDA may determine that the clinical trial results obtained in foreign subjects do not represent the safety and efficacy of a product candidate when administered in U.S. patients and are thus not supportive of New Drug Application, or NDA, approval in the United States. If there are delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenue from product sales from any of these product candidates will be delayed. In addition, any delays in completing the clinical trials will increase costs, slow down our product candidate development and approval process and jeopardize the ability to commence product sales and generate revenue from product sales. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes, and in the Phase 2b evaluating tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, we observed that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses was higher than expected based upon the results of previous clinical trials. In the event that trials conducted by us with tenapanor or trials we conduct with our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tenapanor, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us to cease further development of a product candidate for a particular indication, or entirely. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor and RDX022, as well as our product candidates, would compete against existing treatments. For example, tenapanor will, if approved, compete directly with phosphate binders for the treatment of hyperphosphatemia in end stage renal disease, or ESRD, patients, including sevelamer hydrochloride (Renagel) and sevelamer carbonate (Renvela), which were launched by Genzyme. Synthon announced the successful completion of a Phase 3 multicenter, randomized, double-blind, multiple-dose, crossover trial in Europe to compare safety and demonstrate equivalence of serum phosphate control of Synthon sevelamer carbonate tablets to Renvela tablets in chronic kidney disease patients on hemodialysis in April 2014. Currently, several pharmaceutical companies are distributing Synthon manufactured sevelamer carbonate tablets in multiple European countries including, but not limited to, the United Kingdom, Spain, Sweden and Denmark. In addition to the currently marketed phosphate binders, Keryx has received FDA approval for ferric citrate (Auryxia), an iron-based binder, that is also approved in Japan and we are aware of fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health. Additionally, RDX022, if approved, will compete directly with Kayexalate and its generic equivalents, known as sodium polystyrene sulfonate, on the market in the United States. In addition, Relypsa has received FDA approval for patiromer (Veltassa) for the treatment of hyperkalemia, and ZS Pharma has filed for regulatory approval in the United States for ZS-9 for the treatment of hyperkalemia.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any of our collaboration partners is permitted to market any drug product in the United States until we receive marketing approval from the FDA. We have not submitted an application or obtained marketing approval for any of our product candidates anywhere in the world. Obtaining regulatory approval of a NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

Some participants in clinical studies of tenapanor have reported adverse effects after being treated with tenapanor, including diarrhea, nausea, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes and in the Phase 2b evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients, we observed that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses was higher than expected based upon the results of previous clinical trials. If we are successful in commercializing any products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

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

As of September 30, 2015, entities affiliated with New Enterprise Associates, a venture capital fund associated with one of our directors, collectively beneficially hold approximately 41.6% of our capital stock, including warrants exercisable for shares of our common stock, and together our executive officers, directors, and affiliated stockholders beneficially owned approximately 45.7% of our capital stock, including warrants exercisable for shares of our common stock. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with New Enterprise Associates alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2015, we had 25,954,941 shares of common stock outstanding. Of those shares, approximately 11.4 million, were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of September 30, 2015, approximately 1.3 million shares of common stock that are subject to outstanding options, were eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, approximately 2.2 million shares that are subject to outstanding warrants are eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 9.7 million shares of our outstanding common stock as of September 30, 2015, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101	The following financial statements, formatted in XBRL: (i) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Unaudited Condensed Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: November 12, 2015	By:	/s/ Mark Kaufmann
Mark Kaufmann Chief Financial Officer (Principal Financial Officer)