Form 10-K
period 2015-12-31
ARDELYX, INC.
filed 2016-03-04
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2015, based on the last reported sales price of the Registrant’s common stock of $15.97 per share was $230,851,093.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2016 was 34,628,898.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of December 31, 2015, the close of the Registrant’s 2015 fiscal year, are incorporated by reference into Part III of this Report.

ARDELYX, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the timing of receipt of results for the Phase 3 clinical trials evaluating tenapanor in patients with IBS-C;

•	the timing of the receipt of results for a Phase 2b clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients;

•	the possibility that we may seek approval from the FDA to consider the tenapanor Phase 2b hyperphosphatemia clinical study as the first of two well-controlled studies;

•	the timing of the initiation of a Phase 3 clinical program for RDX022;

•	our expectation regarding the availability of the 505(b)(2) regulatory pathway for RDX022;

•	the timing of the filing of an IND for RDX009;

•	our expectations regarding our plans for and our participation in the commercialization of our products candidates;

•	our expectations regarding the potential market size and the size of the patient populations for our product candidates, if approved for commercial use;

•	our plans with respect to our pre-clinical programs;

•	our ability to identify and validate targets and novel drug candidates using our proprietary drug discovery and design platform including APECCS;

•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;

•	the timing or likelihood of regulatory filings, approvals and commercialization for our product candidates, including tenapanor and RDX022;

•	the implementation of our business model and strategic plans for our business, product candidates and technology;

•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012, JOBS Act;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “ITEM 1A. RISK FACTORS” section and elsewhere in this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Annual Report on Form 10-K, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.

ITEM 1. BUSINESS

COMPANY OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat GI and cardio-renal diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which is currently being evaluated in two pivotal Phase 3 clinical studies in patients with constipation-predominant irritable bowel syndrome, or IBS-C. In a Phase 2b clinical study, tenapanor demonstrated the ability to improve the symptoms of IBS-C. In a separate Phase 2b clinical trial, tenapanor demonstrated the ability to lower elevated serum phosphorus levels in patients with end-stage renal disease, or ESRD. We have initiated an additional Phase 2b clinical trial to evaluate dosing regimens of tenapanor for the treatment of hyperphosphatemia, or elevated serum phosphorus, in ESRD patients, and we expect to receive results from this trial in the second half of 2016. We are developing another drug candidate, RDX022, for the treatment of hyperkalemia, or elevated serum potassium. In January 2016, we announced the results of an open label clinical study evaluating the pharmacodynamic activity of RDX022 in healthy adult volunteers. The study demonstrated that RDX022 was generally well-tolerated at all doses evaluated and effectively binds to potassium in the GI tract, supporting our plans to proceed with a Phase 3 clinical program, which we currently expect to initiate in the second half of 2016. We are pursuing a 505(b)(2) regulatory pathway for RDX022. We have additional drug candidates in earlier stages of research and development focused in GI and cardio-renal diseases including RDX009, a secretagogue of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013, a potassium secretagogue. We currently expect to file an investigational new drug application, or IND, for RDX009 in the second half of 2016.

Tenapanor is a minimally-systemic small molecule that acts locally in the GI tract to inhibit the sodium transporter NHE3 and reduce sodium and phosphorus uptake from the gut. In human studies of orally- administered tenapanor, the drug was detected in the blood in only 0.7% of more than 3,000 collected serum samples, and even in those, at very low levels (< 1.5 ng/mL). We have evaluated tenapanor in fourteen human clinical studies in over 1,000 individuals to date. We are currently evaluating tenapanor in two different programs:

•	IBS-C: In the fourth quarter 2015, we initiated two pivotal Phase 3 clinical trials evaluating tenapanor in patients with IBS-C, and we currently expect results from those trials in 2017. In a Phase 2b clinical study, tenapanor demonstrated the ability to improve symptoms of IBS-C. In that study, the twice daily 50 mg dose of tenapanor met the primary efficacy endpoint of an increase in the complete spontaneous bowel movement (CSBM) responder rate. Most secondary endpoints, including abdominal pain, the overall responder rate and other abdominal and IBS-C symptoms, demonstrated statistically significant and clinically meaningful improvements.

•	Hyperphosphatemia in ESRD patients: In the fourth quarter 2015, we initiated a second Phase 2b clinical study to evaluate the optimal dosing regimen for tenapanor for the treatment of hyperphosphatemia in ESRD patients, and we expect results from this trial in the second half of 2016. We have designed the clinical trial and the statistical analysis plan so that, assuming positive results, there is the potential that the FDA may agree that this trial could be considered the first of two well-controlled studies to support an NDA for our hyperphosphatemia indication. Results from the first Phase 2b clinical study in this indication were announced in 2015. In that study, there was a statistically significant dose-related decrease in serum phosphate levels for tenapanor-treated patients compared to patients receiving placebo (p=0.012). It was noted, however, that the rate of diarrhea and the rate of discontinuations due to diarrhea were higher than expected based on previous clinical trials. Higher discontinuations rates due to diarrhea were observed primarily in the 30 mg once daily and 30 mg twice daily dose groups. The overall safety profile remained consistent with that observed in previous tenapanor trials.

We believe the market opportunity for tenapanor for these two potential patient populations may be significant. Based on reports in the literature regarding the prevalence of IBS in the U.S. population and the percentage of individuals who have IBS-C as compared to other forms of IBS, we believe that 1.4% of the U.S. population, or approximately 4.4 million individuals in the United States have IBS-C, and that approximately 1.0 million of those patients have been diagnosed with IBS-C. Additionally, we estimate that there are about 6.6 million IBS-C patients in Europe and about 3.4 million in Japan.

We are developing RDX022 for the treatment of hyperkalemia. RDX022 is our proprietary oral, non-absorbed potassium-binder. It is based on polystyrene sulfonate, a well-known and well-characterized polymer, used to treat hyperkalemia. We have made numerous improvements to the polymer by engineering into RDX022 several key physical and chemical modifications in an effort to improve various properties. We also changed the counter-ion from sodium to calcium to be more consistent with standard of care in these patients. We have filed a patent application covering the composition of matter for these modifications. Data from the literature as well as independent market research suggests that hyperkalemia affects about 900,000 individuals with CKD Stage 3b or Stage 4, about 900,000 patients with HF and about 200,000 patients with ESRD. In January 2016, we announced results from an open-label pharmacodynamic study of RDX022 in healthy adult volunteers. In this study, RDX022 was administered at 4.6 g BID (9.2 g/day), 6.9 g BID (13.8 g/day), 4.6 g TID (13.8 g/day) and 9.2 g TID (27.5 g/day), and resulted in a mean increase of fecal potassium from baseline of 888 mg/day, 1,791 mg/day, 1,408 mg/day, and 1,670 mg/day, respectively. RDX022 was generally well-tolerated at all doses and demonstrated comparable results to those observed with sodium polystyrene sulfonate. Other fecal electrolytes were monitored during the study and no unexpected changes were observed; in particular, fecal magnesium remained unchanged from baseline. We currently expect to begin a Phase 3 clinical study with RDX022 in the second half of 2016.

Utilizing our proprietary drug discovery and design platform, we are pursuing other internal discovery and lead-development programs that are currently in the research phase.

•	RDX009 Program: Our focus is the discovery and development of minimally-systemic TGR5 agonists that stimulate GLP-1 and GLP-2 secretion. We are evaluating RDX009 in animal models for its effect in multiple indications. In December 2015, we declared a development candidate for RDX009 and currently expect to file an IND for RDX009 in the second half of 2016.

•	RDX013 Program: We are continuing to research RDX013, a small molecule drug candidate for hyperkalemia. This agent, a potential potassium secretagogue, is intended to enhance potassium secretion or prevent potassium absorption with a much lower pill burden than potassium binders and may provide significant advantages as a stand-alone agent or used in combination with potassium binders, including RDX022.

•	RDX011 Program: We intend to leverage our knowledge of NHE3 inhibitors and their effect on phosphate management as we seek to further understand tenapanor’s phosphate lowering mechanism of action. We also intend to evaluate new indications for tenapanor and other NHE3 inhibitors in order to exploit the unique capabilities and tools we have developed to modulate ion transport channels located on mucosal surfaces.

OUR PROPRIETARY DRUG DISCOVERY AND DESIGN PLATFORM

Our platform, comprised of proprietary know-how and drug discovery and design tools, provides us with a competitive advantage in drug development. This platform enables us, in a rapid and cost-efficient manner, to discover and design novel drug candidates that work exclusively in the GI tract to treat GI and cardio-renal diseases. By targeting receptors and transporters localized in the GI tract, we can modulate certain important functions of the gut, such as absorption of specific nutrients and minerals, or the gut’s various hormonal functions, to treat and prevent diseases while avoiding systemic toxicities.

The pillars of our drug discovery and design platform include the following:

•	Medicinal Chemistry to develop minimally-systemic products: our medicinal chemistry team has developed the tools, expertise and approach to ensure that our small molecule drug candidates are potent, have appropriate drug properties, are able to be readily manufactured, and are minimally- systemic, a property that we believe is not generally targeted for most other drug programs;

•	In vivo pharmacology: Our in vivo pharmacology group has developed animal models and expertise in-house that allow it to rapidly assess the minimally-systemic nature of our drug candidates as well as test the hypotheses that our drug candidates can treat and prevent diseases and conditions in our targeted therapeutic fields;

•	GI Informatics: With genetic and proteomic informatics tools, we have identified over 3,800 human GI tract-specific RNA transcripts and proteins on the inner surface of the gut, many of which we believe may be drug targets. We intend to become leading experts in human and rodent gut physiology and the molecular pathways that lead to disease in our targeted therapeutic areas;

•	In vitro expertise: We have developed a cell-culture system that simulates gut tissue. We call this component of our discovery platform Ardelyx Primary Enterocyte and Colonocyte Culture System, or APECCS. APECCS involves the biopsy of various segments of the gut and the growth of those cells under proprietary conditions to maintain, to the extent possible, the integrity and functionality of the various cell types and substructures. We have developed this into a miniaturized format that allows us to utilize it for cell based drug screening. In addition to using APECCS in the design of our small molecule drug candidates, we use the APECCS technology to measure epithelial transport of ions and nutrients and to screen compounds to identify potential disease modulators such as inhibitors or activators using phenotypic screening. APECCS has the potential to allow us to identify novel targets, mechanisms of action and physiology as well as provide us an early understanding of how identified compounds may interact with specific gut tissues. In addition, we believe that APECCS may also provide us with a clear path to translate cell-based observations into in vivo rodent models and ultimately into human clinical studies.

OUR STRATEGY

We are a biotechnology company with a clinical pipeline of drug candidates in the fields of GI and cardio-renal diseases. We are currently advancing the clinical development of our two product candidates, tenapanor and RDX022, and we currently expect to file an IND for RDX009 in the second half of 2016.

Our goal is to use our proprietary drug discovery and design platform to discover new minimally-systemic drug candidates that prevent and treat important diseases in these same therapeutic areas of GI and cardio-renal diseases. To date, all of our drug candidates have resulted from our internal research.

If our drug candidates are approved for marketing by the U.S. Food and Drug Administration, or FDA, we expect to participate in the commercialization of our products with our own specialty-based sales force, initially targeting gastroenterologists and nephrologists.

Our executive management team, and in particular our President and Chief Executive Officer, Michael Raab, has extensive experience in developing and commercializing therapeutic drugs for the CKD and ESRD markets, and we expect to leverage this expertise in a manner that will allow us to create and retain significant value from our marketed products.

OUR PRODUCT PIPELINE

The following table summarizes key information about our product candidates as of December 31, 2015:

Tenapanor

Tenapanor is a minimally-systemic small molecule that acts locally in the GI tract to inhibit the sodium transporter NHE3 and reduce sodium and phosphorus uptake from the gut. In human studies of orally- administered tenapanor, the drug was detected in the blood in only 0.7% of more than 3,000 collected serum samples, and even in those, at very low levels (< 1.5 ng/mL) confirming that tenapanor is minimally-systemic. We have evaluated tenapanor in fourteen human clinical studies in over 1,000 individuals to date. We are currently evaluating tenapanor for the treatment of constipation and pain in IBS-C patients and for the treatment of hyperphosphatemia in ESRD patients.

Tenapanor for treating IBS-C

IBS-C is a GI disorder in which abdominal pain or discomfort is associated with constipation, which significantly affects the health and quality of life of affected patients. In a recent study led by Dr. Joel J. Heidelbaugh (published in 2015), over 50% of IBS-C patients rated their pain, constipation and straining as being “extremely bothersome.” In the same study, GI symptoms led to an average 4.9 days of “disrupted productivity” and 0.8 days of missed work per month. Additionally, IBS-C led to over 50% of patients seeking physician care in the past 12 months and over a third were “a little or not at all satisfied” with their physician care. It is currently unknown what causes IBS-C. There is no specific test or biomarker for IBS-C and therefore, its presence is diagnosed by symptoms and by eliminating other disorders. IBS-C is very similar to chronic constipation and it is clinically distinguished by a significant pain component.

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

An abdominal pain responder was achieved in 65.5% of patients receiving tenapanor 50 mg twice daily versus 48.3% receiving placebo (p<0.026). An abdominal pain responder was defined as a patient who experienced at least a 30% decrease in abdominal pain from baseline for 6 of 12 weeks. We also measured a more stringent abdominal pain responder rate where a responder was defined as a patient who experienced at least a 30% decrease in abdominal pain from baseline for 9 of 12 weeks. For this more stringent abdominal pain measurement, the abdominal pain 9 of 12 responder rate was achieved in 48.8% of patients receiving tenapanor 50 mg twice daily versus 31.5% receiving placebo (p<0.022).

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

Tenapanor was well-tolerated in these patients, and the safety results were consistent with those observed in previous tenapanor trials. The most common adverse events at 50 mg twice daily (greater than or equal to 5%) that occurred more frequently in tenapanor-treated patients compared to placebo-treated patients were diarrhea at 11.2% vs. 0%, and urinary tract infections at 5.6% vs. 4.4%. Overall rates of discontinuation due to adverse events were 4.5% for the tenapanor-treated patients (50 mg twice daily) and 3.3% for the placebo-treated patients. Based on the analysis of plasma samples tested as part of the study, the minimally-systemic nature of tenapanor was confirmed.

In the fourth quarter of 2015, we initiated two pivotal Phase 3, randomized, placebo-controlled clinical trials evaluating tenapanor in IBS-C patients. We expect to enroll approximately 600 patients in each trial, and we currently expect results from these two Phase 3 clinical trials in 2017. The primary endpoint in each of the trials is the 6 of 12 week overall responder rate. An overall responder is defined as a weekly responder for 6 of 12 weeks where both an abdominal pain response and a CSBM response criteria are met during the same week. An abdominal pain responder is defined as a patient with a 30% or greater reduction in average weekly worst abdominal pain compared to baseline during the week, and a CSBM responder is defined as a patient who has an increase of one or more in average weekly CSBMs compared to baseline during the week. We are also evaluating other endpoints in these studies, including CSBM and abdominal pain responder rates for 6 of 12 weeks as well as for 9 of 12 weeks, abdominal symptoms and other clinically relevant endpoints.

The IBS-C market opportunity

Numerous treatments exist for the constipation component of IBS-C, many of which are over-the-counter. We are aware of two prescription products marketed for IBS-C, Linzess (linaclotide) marketed by Ironwood Pharmaceuticals and Allergan and Amitiza (lubiprostone) marketed by Sucampo and Takeda. In Phase 3 clinical trials of Linzess in IBS-C patients, up to 20% more patients receiving Linzess than placebo reached the primary endpoint, overall responder rate, indicating a significant response during 6 out of 12 weeks of treatment. In these studies, Linzess caused diarrhea in up to 17% more patients than placebo.

We believe that tenapanor may offer a significant benefit over currently marketed drugs like Amitiza and Linzess, due in part to the potential to adjust the dose and/or dose frequency of tenapanor in order to optimize its efficacy and minimize diarrhea. The data we have generated in both animal and human studies have suggested that the effect of tenapanor for the treatment of IBS-C can be modulated by adjusting its dose and dose frequency.

Based on reports in the literature regarding the prevalence of IBS in the U.S. population and the percentage of individuals who have IBS-C as opposed to other forms of IBS, we estimate that approximately 1.4% of the U.S. population has IBS-C, or about 4.4 million individuals, and that approximately 1.0 million of those patients have been diagnosed with IBS-C. Additionally, we estimate there are about 6.6 million IBS-C patients in Europe and about 3.4 million in Japan.

Tenapanor for treating hyperphosphatemia in ESRD patients

CKD is the progressive deterioration of renal function that can occur over several months or years. The symptoms of worsening kidney function are nonspecific, and can include having less energy, reduced appetite, dry itchy skin, swollen feet and ankles, or generally just not feeling well. If the deterioration continues and is not halted by either changes in lifestyle or with the assistance of pharmacological intervention, the disease will likely cause significant cardiovascular morbidity, and can progress to ESRD, the final stage of CKD, where kidney function will be lost entirely.

Current management of ESRD includes hemodialysis, and peritoneal dialysis as a means to filter toxins from the blood once kidneys have failed. Unless this intervention occurs, kidney failure results in the accumulation of waste products that may ultimately cause death. Hemodialysis, the most common form of dialysis, generally requires a patient to visit a dialysis center at least three times per week for a three- to five-hour session, significantly reducing quality of life.

Phosphorus, a vital element required for most cellular processes, is present in almost every food in the Western diet, and, in individuals with normal kidney function, any excess dietary phosphorus is efficiently removed by the kidney and excreted in urine. In adults with functioning kidneys, normal serum phosphorus levels are 2.6 to 3.8 mg/dL. With kidney failure, elevated phosphorus becomes harmful and is diagnosed as hyperphosphatemia when serum phosphorus levels are greater than 5.0 mg/dL. Although patients with ESRD rely on dialysis to eliminate harmful agents, phosphorus is not readily removed by the procedure and other means of managing phosphorus levels must be employed.

In ESRD, excess levels of phosphorus have been shown to lead to an increase in cardiovascular disease risk, as well as increases in serum FGF-23, an important serum endocrine hormone that regulates phosphorus metabolism, and elevated parathyroid hormone, also known as secondary hyperparathyroidism. These endocrine changes in ESRD patients are a concern as elevated parathyroid hormone leads to the development of renal osteodystrophy, a condition of abnormal bone growth characterized by brittle bones.

Since dialysis is unable to efficiently eliminate excess phosphorus, ESRD patients are put on restrictive low phosphorus diets and are prescribed medications called phosphate binders, the only pharmacologic interventions currently marketed for the treatment of hyperphosphatemia. Binders are a collection of drugs whose function is to bind, or absorb, dietary phosphorus and are taken in conjunction with meals and snacks. They include calcium, iron or lanthanum, a rare-earth metal, which bind to and precipitate with dietary phosphate in the GI tract. The goal of these elemental phosphorus binders is for patients to eliminate the precipitated phosphorus in their stool. A limitation of this approach is the systemic excess absorption of calcium, iron or lanthanum, resulting in side effects and other unintended consequences for ESRD patients.

Safety and tolerability have been significant concerns with many approved phosphate binders. The more common side effects of approved phosphate binders include long-term vascular calcification, nausea and vomiting, diarrhea or constipation and ileus or disruption of the normal propulsive ability of the GI tract.

ESRD patients take on average 10-14 oral medications each day, and they are severely restricted in their fluid intake. In addition, to control their serum phosphorus, their phosphate binder-related pill burden is significant, typically consisting of nine or more pills a day. The amount of phosphate a binder can remove is limited by its binding capacity, and therefore, increasing the dose, and therefore the pill burden, of the binder is the only way to increase the amount of phosphate being bound and excreted. As a result, prescribed binder doses are intolerable for many patients.

Clinical data supporting tenapanor in hyperphosphatemia

In February 2015, we announced results from a Phase 2b clinical trial evaluating tenapanor for the control of hyperphosphatemia in ESRD patients. This Phase 2b trial was a randomized, double blind, placebo-controlled, multi-center, international study evaluating the safety and efficacy of six dose levels of tenapanor (3 and 30 mg once daily, and 1, 3, 10, and 30 mg twice daily) in 161 ESRD patients with hyperphosphatemia. The primary efficacy endpoint was the change from baseline of serum phosphate levels to the end of treatment and the endpoint was analyzed using an analysis of covariance model (ANCOVA). The study met its primary endpoint by demonstrating a statistically significant dose-related decrease in serum phosphate levels for tenapanor-treated patients compared to patients receiving placebo (p=0.012).

The Effect of Tenapanor on Serum Phosphate in ESRD Patients with Hyperphosphatemia

Group	n	LSMean* (mg/dL)	95% CI
1 mg BID	23	-0.47	(-1.18, 0.24)
3 mg BID	21	-1.18	(-1.93, -0.44)
10 mg BID	23	-1.70	(-2.41, -0.99)
30 mg BID	24	-1.98	(-2.67, -1.28)
3 mg QD	22	-0.56	(-1.28, 0.17)
30 mg QD	21	-1.11	(-1.85, -0.37)
Placebo	26	-0.54	(-1.21, 0.13)

*	LSMean = least square mean

As shown in the table, a dose-response relationship was observed in the primary endpoint and twice daily dosing had better pharmacodynamic activity than once daily dosing.

As expected, due to its pharmacological actions, the most frequent adverse event was diarrhea. The rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based on previous clinical trials. Higher discontinuations rates due to diarrhea were observed primarily in the 30 mg once daily and 30 mg twice daily dose groups. There were no other notable gastrointestinal adverse events that appeared to be tenapanor related. The overall safety profile remains consistent with that observed in previous tenapanor trials in this patient population.

Phase 2b ESRD Hyperphosphatemia: Discontinuations Due to Adverse Events

Adverse Event Term	1 mg BID	3 mg BID	10 mg BID	30 mg BID	3 mg QD	30 mg QD	Placebo
n/group	23	21	23	25	22	21	26
Discontinuations due to AE/group*	3	3	3	9	1	7	2
Abdominal Pain				1
Diarrhea**	2	3	3	8		6
Nausea						1
Vomiting						1
Serum Calcium Decrease					1
Hyperphosphatemia	1				1		2
Dizziness						1
Atherosclerosis		1

*	There may be multiple reasons for a single discontinuation
**	Personal assessment reported by the patient

In December 2015, we initiated a Phase 2b clinical trial to evaluate the optimal dosing regimen for tenapanor for the treatment of hyperphosphatemia in ESRD patients, and we expect to receive results from this trial in the second half of 2016.

We have designed this Phase 2b clinical trial and the statistical analysis plan so that, assuming positive results, there is potential that the FDA may agree that this trial could be considered the first of two well-controlled studies to support an NDA for tenapanor for the treatment of hyperphosphatemia in ESRD patients.

Size of the hyperphosphatemia market

Phosphate binders are the only pharmacologic interventions currently marketed for the treatment of hyperphosphatemia. Calcium-based binders are the least expensive option to treat hyperphosphatemia. In hemodialysis patients, sevelamer has a 35% patient share versus 45% for calcium-based binders, 15% for lanthanum and 12% for iron-based binders. The various types of phosphate binders commercialized in the United States include the following:

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

Generic sevelamer was expected to enter the U.S. market in early 2014 after expiration of Sanofi’s patent, but as of early 2016, no generic sevelamer has yet been approved. Generic sevelamer was approved, however, in certain jurisdictions in Europe in 2015.

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

Ferric citrate (Auryxia), an iron-based phosphate binder, was approved by FDA in September 2014. While iron is often deficient in ESRD patients because of CKD-associated anemia and lack of sufficient dietary iron, the FDA has required Auryxia to add a warning of iron-overload in the label.

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Renvela is currently priced in the United States at a cost of more than $7,000 per patient per year, Fosrenol (lanthanum carbonate) is priced at about $7,500 and calcium-based binders are approximately $900. Sevelamer is the leading phosphate binder product in the hemodialysis market with 35% patient share (versus 45% split among several calcium-based binders). Sanofi booked €935 million ($1.04 billion) in worldwide sales of sevelamer during 2015. The U.S. patents for sevelamer expired in February 2014 and generic launch was allowed in March 2014.

In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 2 being developed by Phosphate Therapeutics.

According to the most recent data available from the U.S. Renal Data System, in 2013 there were 421,349 patients on hemodialysis in the United States. Additionally, according to the European ERA-EDTA Registry 2012 Annual Report and a study in 2010 by the Japanese Society for Dialysis Therapy, there were approximately 280,000 patients on hemodialysis in Europe and about 250,000 in Japan. We estimate, based on phosphate binder utilization, the only approved therapies for hyperphosphatemia, that there are approximately 290,000, 225,000 and 220,000 ESRD patients with hyperphosphatemia in the United States, Europe and Japan, respectively.

Because many ESRD patients with hyperphosphatemia are unable to lower serum phosphorus levels to below 5.5 mg/dL with currently marketed phosphate binders, we believe there is a significant opportunity for new agents with new mechanisms, demonstrated efficacy, a strong safety profile, and significantly lower pill burden.

We believe that tenapanor, if approved, has the potential to have the lowest pill burden among any currently marketed hyperphosphatemia drugs, with milligram rather than gram quantities dosed once or twice daily. In addition, we may evaluate whether tenapanor has the potential to be used in combination with phosphate binders for those patients who cannot achieve adequate phosphate control with a single agent.

RDX022 for treating hyperkalemia

We are developing RDX022 for the treatment of hyperkalemia. RDX022 is our proprietary oral, non-absorbed potassium-binder. It based on polystyrene sulfonate, a well-known and well-characterized polymer. We have made numerous improvements to the polymer by engineering into RDX022 several key physical and chemical modifications in an effort to improve various properties. We have filed a patent application covering the composition of matter for these modifications.

Clinical data supporting RDX022 in hyperkalemia

In January 2016, we announced results from an open-label pharmacodynamic study of RDX022 in healthy adult volunteers. The study consisted of a two-day treatment-free baseline period and a four-day treatment period. The study included four cohorts, and in each cohort 12 subjects received RDX022 and three subjects received a similar dose of sodium polystyrene sulfonate, or SPS for a total of 60 subjects. RDX022 was administered at 4.6 g BID (9.2 g/day), 6.9 g BID (13.8 g/day), 4.6 g TID (13.8 g/day) and 9.2 g TID (27.5 g/day), and resulted in a mean increase of fecal potassium from baseline of 888 mg/day, 1,791 mg/day, 1,408 mg/day, and 1,670 mg/day, respectively. RDX022 was generally well-tolerated at all doses and demonstrated comparable results to those observed with SPS. Other fecal electrolytes were monitored during the study and no unexpected changes were observed; in particular, fecal magnesium remained unchanged from baseline.

Sodium is currently used as a counter-ion in SPS products marketed in the United States and certain other products under development. We formulated RDX022 with a calcium counter-ion, rather than a sodium counter- ion, as adding sodium to the daily intake of the target patient population runs counter to best clinical practice. In patients with CKD and/or HF, the standard of care is a low-sodium diet as sodium can contribute to fluid overload and edema, a common experience for these patients. In addition, excess sodium diminishes the beneficial effects of blood pressure drugs that inhibit the renin-angiotensin-aldosterone system, or RAAS. We have also improved both the physical properties of polystyrene sulfonate and the formulation in a manner that we expect may lead to improved patient adherence and compliance. Notably, in a single center, randomized, crossover study to evaluate various oral formulations of RDX022 in healthy subjects, RDX022 consistently outperformed SPS in all aspects of the taste assessments, including mouth feel, texture and flavor.

We currently expect to initiate a Phase 3 clinical trial for RDX022 in the second half of 2016. The Phase 3 clinical trial will enroll patients with CKD, with or without HF, who are taking RAAS inhibitors and are diagnosed with hyperkalemia, a common side effect that occurs in patients taking RAAS inhibitors. Based on discussions with the FDA, we believe we will be able to submit an application for RDX022 under the 505(b)(2) regulatory pathway.

Size of the hyperkalemia market

Hyperkalemia is defined as the presence of blood potassium levels greater than 5.0mEq/L. Normal levels are 3.5 to 5.0 mEq/L. When hyperkalemia is severe, or above 7.0mEq/L, there is a significantly increased risk of death because of the potential for heart conductance problems.

Hyperkalemia can be caused by a variety of sources. Kidney disease can result in the build-up of potassium in the blood. Also, certain drugs such as the common blood pressure medications known as RAAS inhibitors, or inhibitors of the renin-angiotensin-aldosterone system, can cause hyperkalemia. RAAS inhibitors, though quite effective for controlling blood pressure, are often significantly reduced in patients, such as in those with CKD and HF whose potassium levels are elevated because of the fear that elevated potassium can cause significantly worse problems than hypertension including sudden cardiac arrest in severe cases.

According to a retrospective observational study of a national cohort of 246,000 veterans cared for in the Veterans Health Administration, about 21% and 42% of patients with CKD Stage 3b and Stage 4, respectively, had a hyperkalemic event during a 12-month period, suggesting that hyperkalemia affects about 900,000 individuals with CKD Stage 3b or Stage 4 in the United States. According to the United States Renal Data System 2014 Atlas of CKD & ESRD, over 50% of CKD Stage 3b and Stage 4 patients are prescribed RAAS inhibitors because of their efficacy in controlling hypertension and success in slowing the clinical course of CKD. Additionally, according to the American Heart Association, 5.7 million Americans are living today with heart failure. Our proprietary research suggests that up to 16%, or approximately 900,000, of these patients had hyperkalemia during a 12-month period. Over half of heart failure patients are prescribed RAAS inhibitors.

Despite the success of RAAS inhibitors in both of these populations, several published guidelines have suggested that physicians should reduce and possibly discontinue RAAS inhibitors in order to manage the risk of hyperkalemia in CKD and heart failure patients. The alternative medications used to control hypertension, including diuretics and calcium channel blockers, are significantly less effective than RAAS inhibitors, particularly in patients with failing kidneys and severe hypertension. According to the publication Market

Dynamix: Hyperkalemia recently released by Spherix Global Insights, U.S. cardiologists reported that of the patients who would benefit from RAAS inhibition, up to 38% of patients with heart failure and up to 55% of patients with both heart failure and CKD are being administered a sub-optimal dose or none at all, and nephrologists reported that at least one-third of patients who would benefit from RAAS inhibition receive a sub- optimal dose or none at all. We believe there is a strong medical need for new medications that control hyperkalemia in order to allow for continued use of RAAS inhibitors to control hypertension in these patient populations.

An additional market not currently addressed by any product on the market is hyperkalemia in ESRD patients. Our proprietary research suggests that up to 48% of patients on dialysis have at least one intervention for hyperkalemia during a 12-month period despite being dialyzed, resulting in a 7% mortality rate. This suggests up to 200,000 patients with ESRD that could benefit from an agent that treats hyperkalemia.

We are aware of at least two drugs approaching or on the market for the treatment of hyperkalemia. Veltassa (patiromer FOS), an oral, polymer-based potassium binder, was approved for marketing by the FDA in October 2015 and was just recently commercially launched by Relypsa. Additionally, a new drug application, or NDA, was submitted in June 2015 for a sodium zirconium cyclosilicate-based oral potassium binder being developed for treatment of hyperkalemia by AstraZeneca after its acquisition of ZS Pharma in December 2015.

OTHER DEVELOPMENT PROGRAMS

Other product candidates in our pipeline include the following:

RDX009 Program

Our focus is the discovery and development of minimally-systemic TGR5 agonists that stimulate GLP-1 and GLP-2 secretion for various indications. In December 2015, we declared a development candidate for RDX009, and we currently expect to file an IND for RDX009 in the second half of 2016. We are evaluating RDX009 in animal models for its effect in multiple indications.

TGR5 is a receptor present on the membrane of certain cells within the GI tract that responds to bile acids secreted in response to food. In the normal physiological response, binding of bile acids to TGR5 stimulates the production of hormones such as glucagon- like peptides 1 and 2 (GLP-1 and GLP-2). GLP-1 is involved in maintaining insulin sensitivity and in aiding glucose and lipid metabolism. GLP-2 is involved in maintenance of the structural integrity of the gut as well as its growth.

We believe that endogenous and local secretion of GLP-1 and GLP-2 triggered by the stimulation of TGR5 receptors by an oral TGR5 agonist may have significant therapeutic potential for the treatment of several conditions. An injectable, stabilized form of GLP-2, called teduglutide (Gattex), is marketed for short bowel syndrome and has been studied in Crohn’s disease. GLP-2 is hypothesized to work in inflammatory bowel disease, or IBD, such as Crohn’s disease and ulcerative colitis, or UC, by stimulating the repair of the gut and improving the structural integrity of gut wall that is damaged in patients with IBD. Additionally, GLP-2 and its analogs have been shown to prevent chemotherapy-induced diarrhea in animal models. Injectable stabilized GLP-1 analogs that are commercially available, such as exenatide (Byetta) and liraglutide (Victoza), are commonly used to treat type 2 diabetes, among other metabolic conditions. Additionally, injectable GLP-1 analogs are being evaluated in the treatment of NASH because they are known to improve lipid metabolism in the liver. In all of these cases, GLP-1 and GLP-2 analogs are injectable thus we believe an oral agent that can emulate these effects would be welcome.

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

We have selected a development candidate for the RDX009 program. This compound, in combination with a DPP-IV inhibitor, has demonstrated proof-of-concept in an animal efficacy model of IBD, and analogs of this compound have shown activity in animal models of chemotherapy-induced diarrhea and short bowel syndrome. We continue to evaluate the development candidate in several animal models of disease as we complete our pre-clinical studies with the intent of filing an IND in the second half of 2016.

RDX013 Program

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

RDX011 Program

We intend to leverage our knowledge of NHE3 inhibitors and their effect on phosphate management as we seek to further understand tenapanor’s phosphate lowering mechanism of action. We also intend to evaluate new indications for tenapanor and other NHE3 inhibitors in order to exploit the unique capabilities and tools we have developed to modulate ion transport channels located on mucosal surfaces.

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

As a normal course of business, we pursue composition-of-matter and method-of-use patents for our product candidates in key therapeutic areas. We also seek patent protection for broader structural and functional attributes of our product candidates that enable a minimally-systemic or minimally-systemic profile.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of our issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which would result in substantial costs to us even if the eventual outcome is favorable to us.

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

NHE3 patents

Our NHE3 patent portfolio is wholly owned by us. This portfolio includes three issued U.S. patents, two issued Japanese patents, and one issued Mexican patent. These issued patents cover the composition and methods of using tenapanor and are predicted, without extension or adjustment, to expire in 2029. We have related national patent applications pending in Europe, China, India, Israel and a number of other countries. Any patents issuing from these patent applications are also predicted without extension or adjustment to expire in 2029. Additional patent applications are pending in the United States covering the composition of or methods of using tenapanor, or its backup compounds.

NaP2b Patents

We have a portfolio of patents and patent applications claiming the compositions and methods of using our proprietary NaP2b inhibitor compounds. NaP2b is an intestinal transporter of dietary phosphorus. Our portfolio is wholly owned by us and includes four issued U.S. patents and three allowed U.S. applications covering the composition of or methods of using our NaP2b inhibitor compounds. The issued patents, and if issued, the allowed applications are predicted to expire in 2031. Numerous related patents have issued in Europe, Hong Kong and Japan Any patents resulting from these patent applications, if issued, are also predicted to expire in 2031.

RDX022

We have filed a PCT application covering the compositions and methods of using RDX022.

RDX009

We have filed a provisional application covering the compositions and methods of using our TGR5 agonists.

MANUFACTURING

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

The process required by the FDA before a drug may be marketed in the United States generally involves:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, some performed in accordance with the FDA’s current Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an Investigational New Drug, or IND, application which must become effective before human clinical trials in the United States may begin;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission to the FDA of a new drug application, or NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, regulations;

•	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or commercial shipment of the drug.

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

Clinical trials

The clinical investigation of a new drug is typically conducted in three or four phases, which may overlap or be combined, and generally proceed as follows.

•	Phase 1: Clinical trials are initially conducted in a limited population of subjects to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients with severe problems or life-threatening diseases to gain an early indication of its effectiveness.

•	Phase 2: Clinical trials are generally conducted in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific targeted indications in patients with the disease or condition under study.

•

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

•	Phase 4: In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.

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

Healthcare reform

In March 2010, Congress passed and President Obama signed into law, the Patient Protection and Affordable Care Act, a healthcare reform measure, often called, the Affordable Care Act. The Affordable Care Act substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.

The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the Affordable Care Act:

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	requires collection of rebates for drugs paid by Medicaid managed care organizations;

•	expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expands access to commercial health insurance coverage through new state-based health insurance marketplaces, or exchanges;

•	requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning January 2011; and

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

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

EMPLOYEES

As of December 31, 2015, we had 61 full-time employees, including a total of 20 employees with Ph.D. degrees. Within our workforce, 48 employees are engaged in research and development and the remaining 13 in general management and administration, including finance, legal, and business development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

RESEARCH AND DEVELOPMENT

The costs were $39.9 million, $25.9 million and $28.1 million in research and development in the years 2015, 2014 and 2013, respectively. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for additional detail regarding our research and development activities.

CORPORATE INFORMATION

We were incorporated in Delaware on October 17, 2007, under the name Nteryx and changed our name to Ardelyx, Inc. in June 2008. We operate in only one business segment, which is the research, development and commercialization of biopharmaceutical products. See Note 1 to our financial statements included in this Annual Report on Form 10-K. Our principal offices are located at 34175 Ardenwood Blvd., Suite 200, Fremont, CA 94555, and our telephone number is (510) 745-1700. Our website address is www.ardelyx.com.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing our clinical product candidates, tenapanor and RDX022, and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of December 31, 2015, we had an accumulated deficit of $101.5 million.

We expect that our operating losses will substantially increase for the foreseeable future as we continue the development of tenapanor and RDX022. In the fourth quarter of 2015, we initiated two Phase 3 clinical trials to evaluate tenapanor for the treatment of IBS-C, and in December 2015, we initiated a Phase 2b clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in end stage renal disease patients. In addition, we expect our operating losses to substantially increase as we incur manufacturing costs for tenapanor and RDX022, advance RDX022 into a Phase 3 clinical program which we expect to initiate in the second half of 2016, and as we continue our discovery, research, development, manufacturing and commercialization activities.

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

We have no products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	the completion of nonclinical and clinical development of our product candidates;

•	obtaining regulatory approvals for our product candidates, either on our own, or with one or more collaboration partners;

•	our ability to successfully commercialize our product candidates, either on our own, or with one or more collaboration partners;

•	developing a sustainable and scalable manufacturing process for any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support clinical development and the market demand for our product candidates, if approved;

•	obtaining market acceptance of our product candidates, if approved, as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring, in-licensing and/or developing new product candidates;

•	negotiating favorable terms in any collaboration partnership, licensing or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and

•	attracting, hiring, and retaining qualified personnel.

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

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidates, tenapanor and RDX022, and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with conducting the Phase 3 clinical programs for tenapanor and RDX022, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in end stage renal disease patients;

•	the progress, timing, scope, results and costs of our clinical program for RDX022;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

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

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate and one of only two product candidates in clinical trials. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•	our ability to, in a timely manner and under terms that are acceptable to us, to establish one or more collaborative relationships for the commercialization of tenapanor;

•	the ability of the third-party manufacturers we contract with, to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain a commercially viable manufacturing processes that are compliant with current good manufacturing practice, or cGMP, requirements;

•	whether the specifications for tenapanor drug product and drug substance will be acceptable to the FDA for use in the clinical development of tenapanor as planned, or whether we will be required to produce such material to different specifications, which if required, could delay the development of tenapanor, and result in substantial additional costs;

•	whether the long-term rat carcinogenicity study required for regulatory approval of tenapanor, which is currently ongoing, will provide data acceptable to the FDA, or whether we will be required to start a new long-term rat carcinogenicity study, which if required, could delay the development of tenapanor;

•	whether, as a result of the observation of the absorption of inactive metabolites of tenapanor seen in our radiolabeled human ADME study, the FDA or foreign regulatory authorities require additional nonclinical and/or clinical studies, which could delay the commercialization of tenapanor;

•	whether FDA or foreign regulatory authorities require additional clinical trials than those anticipated prior to approval to market tenapanor;

•	the prevalence and severity of adverse side effects of tenapanor;

•	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;

•	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;

•	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;

•	our ability to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications, if tenapanor is approved for marketing and sale by the FDA or foreign regulatory authorities for both IBS-C and hyperphosphatemia in dialysis patients;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;

•	enforcing intellectual property rights in and to tenapanor;

•	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and

•	a continued acceptable safety and tolerability profile of tenapanor following approval.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in preclinical and clinical studies for tenapanor do not ensure that the ongoing Phase 3 clinical trials for tenapanor, or future clinical trials, will demonstrate similar results. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. For example, in a Phase 2b study evaluating tenapanor for the treatment of hyperphosphatemia in end stage renal disease, or ESRD, patients, we observed that the study met its primary endpoint by demonstrating a statistically significant dose-related decrease in serum phosphate levels for tenapanor-treated patients compared to patients receiving placebo, while also observing that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based upon previous clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product.

We do not know whether future clinical trials will begin on time, or whether our ongoing or future clinical trials will need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

•	manufacture sufficient quantities of product candidate meeting specified quality standards for use in clinical trials;

•	obtain regulatory approval to commence a trial, if applicable;

•	reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtain institutional review board, or IRB, approval at each site;

•	recruit suitable patients in a timely manner to participate in our trials;

•	have patients complete a trial or return for post-treatment follow-up;

•	ensure that clinical sites observe trial protocol, comply with good clinical practices, or GCPs, or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations; or

•	initiate or add a sufficient number of clinical trial sites.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by an independent data safety monitoring board for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

With the advancement of RDX022 into human studies in June 2015, and the expected initiation of a Phase 3 clinical program for RDX022 in the second half of 2016, we expect to invest a significant amount of our efforts and financial resources in the development of RDX022. We are pursuing a 505(b)(2) regulatory path for approval of RDX022, which, among other things allows us to rely on the FDA’s previous findings of safety and efficacy and may eliminate the need to conduct certain nonclinical and clinical studies of our product candidate. This regulatory pathway, which can accelerate development, may not be available to us if a pharmaceutically equivalent product to RDX022 were approved prior to the approval of our 505(b)(2) application. If we are unable to rely upon a 505(b)(2) regulatory pathway for the approval of RDX022, the development of RDX022 may be substantially delayed or we may be required to abandon such development.

The clinical and commercial success of RDX022 will depend on a number of factors, including the following:

•	the ability of the third-party manufacturers we contract with, to successfully develop and scale up the manufacturing processes for RDX022, which has not yet been demonstrated, to manufacture supplies of RDX022 and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practice, or cGMP, requirements;

•	the significant expansion of the market for the treatment of hyperkalemia beyond its currently limited size, including the success of commercial launches of new hyperkalemia products and the use of any such products by nephrologists and cardiologists in the chronic setting; our ability to successfully obtain labeling claims necessary or desirable for the commercial success of RDX022;

•	our ability to successfully obtain labeling claims necessary or desirable for the commercial success of RDX022;

•	the availability, perceived advantages regarding relative palatability, relative cost, relative safety, relative tolerance and relative efficacy of alternative and competing treatments;

•	whether we are able to obtain intellectual property protection for RDX022, and the strength of such protection if granted

•	the timely receipt of necessary marketing approvals and exclusivity periods, if any, from the FDA and foreign regulatory authorities;

•	our ability to successfully commercialize RDX022, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of RDX022;

•	obtaining and sustaining an adequate level of coverage and reimbursement for RDX022 by third-party payors; and

•	the effectiveness of our marketing, sales and distribution strategy and operations.

As a result of pursuing a 505(b)(2) path for RDX022, we will not evaluate the efficacy of RDX022 in patients with hyperkalemia prior to the initiation of the Phase 3 clinical program. We cannot be certain that clinical trials evaluating RDX022 will establish a safety and efficacy profile sufficient to enable RDX022 to gain approval by the FDA, or if approved, compete effectively with alternative and competing treatments. Further, it may not be possible or practicable to demonstrate, or if approved, to market on the basis of, certain of the benefits we believe RDX022 may possess. Accordingly, there can be no assurance that RDX022 will ever be successfully commercialized or that we will ever generate revenue from sales of RDX022. If we are not successful in completing the development of, obtaining approval for, and commercializing RDX022, or are significantly delayed in doing so, our business will be materially harmed.

We may not be successful in our efforts to develop our product candidates that are at an early stage of development, including RDX009, or expand our pipeline of product candidates.

A key element of our strategy is to expand our pipeline of product candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. In December 2015, we selected a development candidate for our RDX009 program. This product candidate, and those product candidates that are in the discovery and lead identification stages of preclinical development will require substantial preclinical and clinical development, testing and regulatory approval prior to commercialization. In particular, tenapanor and RDX022 are our only product candidates in clinical trials and all of our other product candidates are in the preclinical stage with significant research and development required before we could begin clinical studies. Of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our research programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Although our research and development efforts to date have resulted in several development programs, we may not be able to develop product candidates that are safe, effective and well-tolerated. Our research programs may initially show promise in identifying potential product candidates, and we may select candidates for development, yet we may fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

We have developed a proprietary drug discovery and design platform to enable the identification, screening, testing, design and development of new product candidates, and have developed APECCS as a component of this of this platform. We utilize APECCS in the design of our small molecules and to identify new and potentially novel targets in the GI tract. However, there can be no assurance that APECCS will be able to identify new targets in the GI tract or that any of these potential targets or other aspects of our proprietary drug discovery and design platform will yield product candidates that could enter clinical development and, ultimately, be commercially valuable.

Although we expect to continue to enhance the capabilities of our APECCS system by advancing the cell culture and screening process and/or acquiring new technologies to broaden the scope of APECCS, we may not be successful in any of our enhancement and development efforts. In addition, we may not be able to enter into agreements on suitable terms to utilize technologies required to exploit certain capabilities of APECCS, and in such case, we may be forced to limit our use or further development of APECCS, or to modify APECCS for continued use. It may not be possible to modify APECCS in manner that avoids the utilization of certain technologies, without materially and adversely affecting the performance of APECCS or without incurring substantial cost and delay in advancement of the system. In addition, we may not be successful in developing the conditions necessary to grow multiple segments of intestine or from multiple species, or otherwise develop assays or cell cultures necessary to expand these capabilities. If our enhancement or development efforts are unsuccessful, or if we are forced to limit our use or further development of APECCS due to the inability to enter into agreements on suitable terms to permit the utilization of technologies required to exploit APECCS, we may not be able to advance our drug discovery capabilities as quickly as we expect or identify as many potential drugable targets as we desire.

We rely on third parties to conduct some of our preclinical and nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct clinical trials and, in some cases, preclinical or nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct some of our preclinical and nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with current good laboratory practices, or GLPs, for preclinical and nonclinical studies, and good clinical practices, or GCPs, for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in preclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices or cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Even if our product candidates obtain FDA or other regulatory approvals, and are ultimately commercialized, our product candidates may not achieve market acceptance among physicians, patients, third-party payors, patient advocacy groups, health care payors and the medical community. Market acceptance of our product candidates for which marketing approval is obtained depends on a number of factors, including:

•	the efficacy of the products as demonstrated in clinical trials;

•	the prevalence and severity of any side effects and overall safety and tolerability profile of the product;

•	the clinical indications for which the product is approved;

•	advantages over new or traditional or existing therapies, including recently approved therapies or therapies that the physician community anticipate will be approved;

•	acceptance by physicians, major operators of clinics and patients of the product as a safe, effective and well-tolerated treatment;

•	relative convenience and ease of administration of our products;

•	the potential and perceived advantages of our product candidates over current treatment options or alternative treatments, including future alternative treatments;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of physicians and patients;

•	the availability of alternative products and their ability to meet market demand;

•	the strength of our or our collaboration partners’ marketing and distribution organizations;

•	the quality of our relationships with patient advocacy groups; and

•	sufficient third-party coverage or reimbursement.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes, and in the a Phase 2b clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients, we observed that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses was higher than expected based upon the results of previous clinical trials. In the event that trials conducted by us with tenapanor or trials we conduct with our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tenapanor, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us to cease further development of a product candidate for a particular indication, or entirely. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor and RDX022, as well as our other product candidates, would compete against existing treatments. For example, tenapanor will, if approved, compete directly with phosphate binders for the treatment of hyperphosphatemia in ESRD patients, including sevelamer hydrochloride (Renagel) and sevelamer carbonate (Renvela), which were launched by Genzyme. Synthon announced the successful completion of a Phase 3 multicenter, randomized, double-blind, multiple-dose, crossover trial in Europe to compare safety and demonstrate equivalence of serum phosphate control of Synthon sevelamer carbonate tablets to Renvela tablets in chronic kidney disease patients on hemodialysis in April 2014. Currently, several pharmaceutical companies are distributing Synthon manufactured sevelamer carbonate tablets in multiple European countries including, but not limited to, the United Kingdom, Spain, Sweden and Denmark. In addition to the currently marketed phosphate binders, Keryx has received FDA approval for ferric citrate (Auryxia), an iron-based binder, that is also approved in Japan and we are aware of fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health. Additionally, RDX022, if approved, will compete directly with Kayexalate and its generic equivalents, known as sodium polystyrene sulfonate, on the market in the United States. In addition, Relypsa just recently commercially launched patiromer (Veltassa) for the treatment of hyperkalemia, and a new drug application, or NDA, was submitted in June 2015, for a sodium zirconium cyclosilicate-based oral potassium binder being developed for the treatment of hyperkalemia by AstraZeneca after its acquisition of ZS Pharma in December 2015.

Numerous treatments exist for constipation and the constipation component of IBS-C, many of which are over-the-counter. These include psyllium husk (such as Metamucil), methylcellulose (such as Citrucel), calcium polycarbophil (such as FiberCon), lactulose (such as Cephulac), polyethylene glycol (such as MiraLax), sennosides (such as Exlax), bisacodyl (such as Ducolax), docusate sodium (such as Colace), magnesium hydroxide (such as Milk of Magnesia), saline enemas (such as Fleet) and sorbitol. These agents are generally inexpensive and work well to relieve temporary constipation. We are also aware of two prescription drugs currently on the U.S. market that are approved to treat IBS-C, Linzess (linaclotide), which was developed by Ironwood Pharmaceuticals and is approved for IBS-C and chronic constipation in both the United States and in Europe, and Amitiza (lubiprostone), which was first approved in the United States in 2006 and is currently marketed by Sucampo and Takeda for treatment of chronic idiopathic constipation, or CIC, IBS-C and opioid induced constipation, or OIC. Additionally, Synergy filed an NDA for Plecanatide for the treatment of CIC in January 2016, and is currently conducting two Phase 3 clinical trials of Plecanatide for the treatment of IBS-C.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. The size and complexity of our computer systems make them vulnerable to breakdown, malicious intrusion and computer viruses. We have developed systems and processes that are designed to protect our information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach; however, such measures cannot provide absolute security, and we have taken, and will take, additional security measures to protect against any future intrusion. Any failure to protect against breakdowns, malicious intrusions and computer viruses may result in the impairment of production and key business processes. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information of our employees, clinical trial patients, customers, and others. Such disruptions and breaches of security could expose us to liability and have a material adverse effect on the operating results and financial condition of our business.

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

In addition, we are in the process of implementing an enterprise resource planning, or ERP, system for our company. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling us to manage operations and track performance more effectively. However, an ERP system will require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Additionally, during the conversion process, we may be limited in our ability to convert any business that we acquire to the ERP. Any disruptions or difficulties in implementing or using an ERP system could adversely affect our controls and harm our business, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

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

During the course of our review and testing of our internal controls, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The NASDAQ Global Market or other adverse consequences that would materially harm our business.

We may form collaboration partnerships in the future, and we may not realize the benefits of such collaborations.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and planned clinical trials for tenapanor and RDX022;

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	announcements of regulatory approval or a complete response letter to tenapanor or RDX022, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements relating to future collaboration partnerships;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to our product candidates;

•	the success of our testing and clinical trials;

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	the success of our efforts to obtain adequate intellectual property protection for our product candidates;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.

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

As of December 31, 2015, entities affiliated with New Enterprise Associates, a venture capital fund associated with one of our directors, collectively beneficially hold approximately 39.65% of our capital stock, including warrants exercisable for shares of our common stock, and together our executive officers, directors, and affiliated stockholders beneficially owned approximately 42.39% of our capital stock, including warrants exercisable for shares of our common stock. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with New Enterprise Associates alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2015, we had 25,964,886 shares of common stock outstanding. Of those shares, approximately 10.5 million, were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of December 31, 2015, approximately 1.3 million shares of common stock that are subject to outstanding options, were eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, approximately 2.2 million shares that are subject to outstanding warrants are eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 9.0 million shares of our outstanding common stock as of December 31, 2015, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is currently located in Fremont, California, and consists of approximately 39,781 square feet of leased office and laboratory space under a lease that currently expires in September 2019. We expect that during 2016, we will either increase the square footage available to us in our existing facility or obtain additional space in another location in order to accommodate our anticipated needs. We may also require additional space and facilities as our business expands.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe that as of December 31, 2015, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock commenced trading on The NASDAQ Global Select Market under the symbol “ARDX” on June 19, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2015:
First Quarter	$27.99	$13.00
Second Quarter	$17.66	$7.95
Third Quarter	$22.48	$15.00
Fourth Quarter	$21.27	$15.13

	High	Low
Year Ended December 31, 2014:
Second Quarter (from June 19, 2014)	$16.00	$14.05
Third Quarter	$21.60	$11.37
Fourth Quarter	$35.48	$15.10

As of March 2, 2016, there were 38 holders of record of our common stock. The last reported sale price of the common stock on March 2, 2016 was $10.54 per share.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

On June 2, 2015, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the investors named therein, or the Investors. Pursuant to the Purchase Agreement, on June 5, 2015 we sold an aggregate of 7,242,992 shares of common stock, or the Shares, and warrants, or the Warrants, to purchase 2,172,899 shares of common stock, or Warrant Shares, for aggregate gross proceeds of approximately $77.8 million, or net proceeds, after deducting issuance costs, of approximately $74.3 million. The purchase price for each Share was $10.70, which was equal to the consolidated closing bid price on the NASDAQ Global Market on the day of pricing, June 2, 2015. The purchase price for each Warrant was equal to $0.125 for each Warrant Share, consistent with NASDAQ Global Market requirements for an “at the market” offering, and the Warrants are exercisable at an exercise price of $13.91 per share. Investors participating in the offering include entities associated with New Enterprise Associates, a venture capital firm that is one of our significant stockholders, and a combination of new and existing investors, including RA Capital Management, Broadfin Capital LLC, Cormorant Asset Management LLC, Foresite Capital Management, LLC, Rock Springs Capital Management LP, and a fund managed by Sabby Capital, LLC. Leerink Partners LLC acted as the sole placement agent of the offering and Wedbush PacGrow acted as a financial advisor in connection with the offering. We expect to use the net proceeds from the offering to develop our drug candidates, tenapanor and RDX022.

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the Investors. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission, or SEC, by July 20, 2015 for purposes of registering the resale of the Shares, the Warrant Shares, and any shares of common stock issued as a dividend or other distribution with respect to the Shares or Warrant Shares. We filed the registration statement on July 13, 2015 and it was declared effective by the SEC on July 20, 2015. We also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of any selling holder) incident to our obligations under the Registration Rights Agreement.

The financing is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index (depicted in the graph as “IXIC”) and the (ii) the NASDAQ Biotechnology Index (depicted in the graph as “NBI”) for the period from June 19, 2014 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2015. The figures represented below assume an investment of $100 in our common stock at the closing price of $14.11 on June 19, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on June 19, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 invested in stock or index	Ticker	6/19/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Ardelyx, Inc	ARDX	$100.00	$113.18	$100.71	$133.88	$92.77	$113.18	$122.47	$128.42
NASDAQ Composite Index	IXIC	$100.00	$101.12	$103.08	$108.64	$112.42	$114.40	$105.98	$114.87
NASDAQ Biotechnology Index	NBI	$100.00	$102.62	$109.22	$121.38	$137.41	$147.63	$121.06	$135.24

ITEM 6. SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue:
Licensing revenue	$21,611	$18,394	$8,063	$3,182
Collaborative development revenue	2,415	13,229	20,865	2,228

Total revenue	24,026	31,623	28,928	5,410
Operating expenses:
Research and development	39,885	25,900	28,093	10,184
General and administrative	13,530	7,287	3,700	4,031

Total operating expenses	53,415	33,187	31,793	14,215

Loss from operations	(29,389)	(1,564)	(2,865)	(8,805)
Other (expense) income, net	(261)	10	(52)	(30)
Change in fair value of preferred stock warrant liability	—	(1,593)	(3,506)	(950)

Loss before provision for income taxes	(29,650)	(3,147)	(6,423)	(9,785)
Benefit from (provision for) income taxes	29	(67)	(141)	—

Net loss and comprehensive loss	$(29,621)	$(3,214)	$(6,564)	$(9,785)

Net loss per common share, basic and diluted	$(1.29)	$(0.31)	$(5.82)	$11.32

Shares used to compute net loss per common share, basic and dilute	22,892,640	10,248,337	1,127,948	864,020

	As of December 31,
	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalent	$107,004	$107,286	$34,435	$32,903
Total assets	116,946	113,414	42,904	37,884
Deferred revenue	—	47,053	40,298	32,662
Convertible preferred stock warrant liability	—	—	6,456	2,950
Convertible preferred stock	—	—	56,155	56,155
Accumulated deficit	(101,488)	(71,867)	(68,653)	(62,089)
Total stockholders’ equity ( deficit)	108,901	60,682	(63,479)	(57,392)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which is currently being evaluated in two pivotal Phase 3 clinical studies in patients with constipation-predominant irritable bowel syndrome, or IBS-C, and we currently expect to receive results from those trials in 2017. In a Phase 2b clinical study, tenapanor demonstrated the ability to improve the symptoms of IBS-C. In a separate Phase 2b clinical trial, tenapanor demonstrated the ability to lower elevated serum phosphorus levels in patients with end-stage renal disease, or ESRD. We have initiated an additional Phase 2b clinical trial to evaluate dosing regimens of tenapanor for the treatment of hyperphosphatemia, or elevated serum phosphorus, in ESRD patients, and we expect to receive results from this trial in the second half of 2016. We are developing another drug candidate, RDX022, for the treatment of hyperkalemia, or elevated serum potassium. In January 2016, we announced the results of an open label clinical study evaluating the pharmacodynamic activity of RDX022 in healthy adult volunteers. The study demonstrated that RDX022 was generally well-tolerated at all doses evaluated and effectively binds to potassium in the GI tract, supporting our plans to proceed with a Phase 3 clinical program, which we currently expect to initiate in the second half of 2016. We are pursuing a 505(b)(2) regulatory pathway for RDX022. We have additional drug candidates in earlier stages of research and development focused in GI and cardio-renal diseases including RDX009, a secretagogue of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013, a potassium secretagogue. We currently expect to file an investigational new drug application, or IND, for RDX009 in the second half of 2016.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development activities, including developing our clinical product candidates, tenapanor and RDX022, and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales and have no products approved for commercialization. Our only revenue has been pursuant to our collaboration partnerships with AstraZenaca and Sanofi, each of which has been terminated. As of December 31, 2015, we had an accumulated deficit of $101.5 million.

We expect that our operating losses will substantially increase for the foreseeable future as we as we continue the development of tenapanor and RDX022, including costs associated with conducting the Phase 3 clinical programs for tenapanor and RDX022, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, and developing and maintaining scalable manufacturing processes for our product candidates. To date, we have funded our operations from the sale and issuance of common stock, convertible preferred stock, and funds from our collaborations.

On June 24, 2014, we completed our initial public offering and sold 4,928,900 shares of our common stock, which included 642,900 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of common stock. We received cash proceeds of $61.2 million, net of underwriting discounts and commissions and expenses paid by us.

In June 2015, we closed a private placement financing in which we raised approximately $77.8 million in gross proceeds or $74.3 million in net proceeds, after deducting issuance costs.

On January 13, 2016, we completed a registered underwritten public offering and sold an aggregate of 8,625,000 shares of common stock, which included 1,125,000 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of stock. We received net proceeds of approximately $80.4 million, net of underwriting discounts and commissions and expenses paid by us.

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

In June 2015, we entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to our portfolio of NHE3 inhibitors, including our lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. Under the terms of the Termination Agreement, we agreed to pay AstraZeneca certain amounts for the return of the licenses granted to it, including (a) an upfront fee of $15.0 million, (b) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (c) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor. The amounts described in (a)-(c) are capped at the aggregate amount of $90.0 million. We also paid AstraZeneca $10.0 million as reimbursement for certain research and development expenses incurred by AstraZeneca under the collaboration agreement during 2015, and for the acceleration of the transfer of information and materials to us. Under the Termination Agreement, AstraZeneca was obligated to complete the manufacturing of clinical trial material necessary for the Phase 3 clinical program for tenapanor in IBS-C, and we agreed to pay AstraZeneca a maximum amount of $10 million for such clinical trial material, which maximum amount was subsequently reduced to $8.0 million pursuant to an amendment to the Termination Agreement (“Amendment Number One”).

As the AstraZeneca Agreement was terminated in June 2015, we recognized the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015. In the three months ended June 30, 2015, we recorded the $15.0 million upfront payment for the return of the licenses as well as the $10.0 million payment for reimbursement of research and development expenses and the acceleration of the transfer of information and materials as a reduction in licensing revenue in the condensed statements of operations and comprehensive loss. We recorded $7.3 million in expenses incurred for the tenapanor clinical trial material from AstraZeneca during the year ended December 31, 2015.

Sanofi SA (“Sanofi”)

In February 2014, we entered into an option and license agreement with Sanofi, or the Sanofi Agreement, under which we granted Sanofi an exclusive worldwide license to conduct research utilizing our program evaluating small molecule NaP2b inhibitors for the treatment of hyperphosphatemia in CKD patients on dialysis. In addition, Sanofi had the option under the Sanofi Agreement to obtain an exclusive license to develop, manufacture and commercialize our NaP2b inhibitors. Under the Sanofi Agreement, we received an upfront payment of $1.25 million in March 2014, which was fully recognized as licensing revenue in May 2014 after we completed our obligation to provide Sanofi the background know-how, listed patents, and materials described in the Sanofi Agreement.

The Sanofi Agreement was terminated effective September 30, 2015 and all rights were returned to Ardelyx. There was no payment associated with termination and the return of rights to Ardelyx.

FINANCIAL OPERATIONS OVERVIEW

Revenue

We have not generated any revenue from product sales. Our revenue to date has been generated from non-refundable license payments and reimbursements for research and development expenses under our license agreements with AstraZeneca and Sanofi, both of which were terminated in 2015. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreement, which we consider to be licensing revenue. Should any of our agreements contain event based payments, such payments are recorded as revenue when we achieve the underlying milestone if it is deemed to be a substantive milestone at the date the arrangement is entered into. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. Reimbursements from AstraZeneca for development costs incurred under our license and collaboration agreement with them were classified as collaborative development revenue.

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

Research and development expenses consist of the following:

•	external research and development expenses incurred under agreements with consultants, third-party contract research organizations and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;

•	expenses associated with supplies and materials consumed in connection with our research operations;

•	employee-related expenses, which include salaries, benefits and stock-based compensation; and

•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and other supplies.

We expect our research and development expenses will increase substantially in the future as we progress the development of tenapanor and our other our internal product candidates, advance our discovery research projects into the preclinical stage and continue our early stage research including further development of our APECCS cell-culture system. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We, or our collaboration partner(s), if any, may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

The successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollment and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical trials of our product candidates or if and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential. We will need to raise additional capital and will seek additional collaboration partnerships in the future in order to complete the development and commercialization of our product candidates, including tenapanor.

General and Administrative

General and administrative expenses include personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs includes salaries, bonus, benefits and stock-based compensation. Since becoming a public company in 2014, we have incurred and expect to continue to incur expenses required of public companies, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. Other related public company costs include increased expenses for additional insurance, investor relations and professional services.

Income Taxes

We recorded income tax benefit for the year ended December 31, 2015 primarily due to the provision to return true-up for the year ended December 31, 2014.

For each of the tax years ended December 31, 2014 and 2013, the Company recorded an income tax provision due to the minimum taxes which resulted from upfront and milestone payments received from AstraZeneca.

Due to the history of cumulative losses, the Company’s deferred taxes continue to be subject to full valuation allowance for the tax years ended December 31, 2015, 2014, and 2013.

CRITICAL ACCOUNTING POLICES AND ESTIMATES

A detailed discussion of our significant accounting policies can be found in Note 1 of the Notes to Financial Statements, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10-K and in the footnotes to the financial statements. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities, and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

Stock-Based Compensation

We estimate the fair value of stock options and Employee Stock Purchase Plan (ESPP) shares using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected Term—The Company has very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock-option grants. As such, the expected term was estimated using the simplified method whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

Expected Volatility—Since the Company has limited information on the volatility of its common stock due to no significant trading history, the expected stock price volatility was calculated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, and financial leverage of the Company.

Risk-Free Interest Rate—The risk-free interest rate assumption is based on the zero-coupon U.S. Treasury instruments on the date of grant with a maturity date consistent with the expected term of the Company’s stock option grants.

Expected Dividend—To date, the Company has not declared or paid any cash dividends and does not have any plans to do so in the future. Therefore, the Company used an expected dividend yield of zero.

As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. Employee and director stock-based compensation costs are to be recognized over the vesting period of the award, and we have elected to use the straight-line attribution method. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

Restricted stock units (RSUs) are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,
	2015	2014	Dollar Change
		(in thousands)
Revenue:
Licensing revenue	$21,611	$18,394	$3,217
Collaborative development revenue	2,415	13,229	(10,814)

Total revenue	$24,026	$31,623	$(7,597)

Licensing revenue for the year ended December 31, 2015 was $21.6 million, an increase of $3.2 million, or 17%, compared to $18.4 million for the year ended December 31, 2014. The increase reflects the impact of the recognition of $3.9 million of licensing revenue for the three months ended March 31, 2015 and the recognition of the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015 and as a result of the Termination Agreement with AstraZeneca. This recognition of deferred revenue was primarily offset by an aggregate of $25.0 million in upfront payments made to AstraZeneca in connection with the Termination Agreement.

Collaborative development revenue consists of our development expenses that were reimbursable to us by AstraZeneca as part of our license agreement. Collaborative development revenue for the year ended December 31, 2015 was $2.4 million, a decrease of $10.8 million, or 82%, compared to $13.2 million for the year ended December 31, 2014. The decrease was due to the reduction in the development activities that we performed for tenapanor in the first half of 2015, and due to the Termination Agreement with AstraZeneca.

Research and Development

	Year Ended December 31,
	2015	2014	Dollar Change
		(in thousands)
Research and development	$39,885	$25,900	$13,985

Research and development expenses were $39.9 million for the year ended December 31, 2015, an increase of $14.0 million, or 54%, compared to $25.9 million for the year ended December 31, 2014. The change was primarily due to the $7.3 million in expenses incurred for the tenapanor clinical trial material from AstraZeneca as well as an increase of $6.7 million in expenses incurred for clinical development activities associated with tenapanor and RDX022, and manufacturing process development for RDX022.

General and Administrative

	Year Ended December 31,
	2015	2014	Dollar Change
		(in thousands)
General and administrative	$13,530	$7,287	$6,243

General and administrative expenses were $13.5 million for the year ended December 31, 2015, an increase of $6.2 million, or 86%, compared to $7.3 million for the year ended December 31, 2014. The increase was primarily due to an increase in professional services fees, personnel and public company costs.

Change in Fair Value of Preferred Stock Warrant Liability

	Year Ended December 31,
	2015	2014	Dollar Change
		(in thousands)
Change in Fair Value of Preferred Stock Warrant Liability	$—	$(1,593)	$1,593

Change in fair value of preferred stock warrant liability was zero for the year ended December 31, 2015 compared to $(1.6) million for the year ended December 31, 2014. The preferred stock warrants were net exercised upon the completion of our initial public offering (IPO) in June 2014 and are no longer subject to remeasurement.

Comparison of the Years Ended December 31, 2014 and 2013

Revenue

	Year Ended December 31,
	2014	2013	Dollar Change
		(in thousands)
Revenue:
Licensing revenue	$18,394	$8,063	$10,331
Collaborative development revenue	13,229	20,865	(7,636)

Total revenue	$31,623	$28,928	$2,695

Licensing revenue for the year ended December 31, 2014 was $18.4 million, an increase of $10.3 million, or 128%, compared to $8.1 million for the year ended December 31, 2013. The increase was primarily due to the amortization of deferred revenue from the $15.0 million development milestone payment we received in December 2013 related to the amendment to the AstraZeneca agreement and the $25.0 million development milestone payment we received in May 2014 related to the dosing of the first patient in the Phase 2b ESRD clinical trial in hyperphosphatemia in April 2014, which were both recognized ratably over the expected period of performance under the agreement. The estimated period of performance was based on the completion of all of the Phase 2 clinical trials for tenapanor, which we estimated to be December 2017. This estimated period was extended during the third quarter of 2014 from December 2016 to December 2017 due to the extension of the estimated completion date of the remaining Phase 2 clinical trials. The remaining increase was due to the $1.25 million we recognized in May 2014 pursuant to the Option and License Agreement with Sanofi upon the completion of our performance obligations.

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

Research and Development

	Year Ended December 31,
	2014	2013	Dollar Change
		(in thousands)
Research and development	$25,900	$28,093	$(2,193)

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

General and Administrative

	Year Ended December 31,
	2014	2013	Dollar Change
		(in thousands)
General and administrative	$7,287	$3,700	$3,587

General and administrative expenses were $7.3 million for the year ended December 31, 2014, an increase of $3.6 million, or 97%, compared to $3.7 million for the year ended December 31, 2013. The increase was primarily due to an increase in professional services fees, personnel and operational costs as a result of our being a public company.

Change in Fair Value of Preferred Stock Warrant Liability

	Year Ended December 31,
	2014	2013	Dollar Change
		(in thousands)
Change in fair value of preferred stock warrant liability	$(1,593)	$(3,506)	$1,913

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$107,004	$107,286

As of December 31, 2015, we had cash and cash equivalents totaling $107.0 million, which reflects a general ledger overdraft resulting from outstanding checks in the amount of $1.5 million which is included in accounts payable in the balance sheet.

On July 13, 2015, we filed a registration statement on Form S-3 with the SEC, under which we may sell an aggregate of up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The S-3 shelf registration statement included a prospectus covering the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market offerings” pursuant to an At the Market Issuance Sales Agreement entered into with Cantor Fitzgerald on July 13, 2015.

On January 13, 2016, we completed a registered underwritten public offering pursuant to our S-3 shelf registration statement and sold an aggregate of 8,625,000 shares of common stock, which included 1,125,000 shares of common stock purchased by the underwriters upon the full exercise of their option to purchase additional shares of stock. We received net proceeds of approximately $80.4 million, net of underwriters’ discounts and commissions and expenses paid us.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. We intend to use our existing cash and cash equivalents, including the net proceeds from our January equity offering to support the tenapanor and RDX022 Phase 3 clinical programs, including manufacturing of clinical trial materials, as well as to support the IND filing for RDX009 and to fund additional research and development for our earlier stage programs. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of December 31, 2015, and the net proceeds from the January 2016 stock offering, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in chronic kidney disease patients on dialysis;

•	the progress, timing, scope, results and costs of our clinical program for RDX022;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with our product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash (used in) provided by operating activities	$(71,840)	$13,397	$1,811
Cash used in investing activities	(3,454)	(1,856)	(278)
Cash provided by (used in) financing activities	75,012	61,310	(1)

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2015 was approximately $71.8 million, compared to cash provided by operating activities of $13.4 million during 2014.The change was primarily due a decrease of $47.1 million in deferred revenue due to the Termination Agreement with AstraZeneca, net loss for each respective period adjusted for stock-based compensation, depreciation expense and other changes in working capital. Cash provided by operating activities during 2014 was approximately $13.4 million, compared to cash provided by operating activities of $1.8 million during 2013. The change was primarily due to our net loss adjusted for movements in working capital, stock-based compensation and depreciation expense.

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was related to our acquisition of property and equipment of $3.5 million, $1.9 million and $0.3 million, respectively. Purchases of property and equipment are primarily related to expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the years ended December 31, 2015 and 2014 was approximately $75.0 million, and $61.3 million, respectively, and was primarily due to proceeds from issuance of common stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligation:	Less than 1 year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Purchase commitments (1)	$2,324	$—	$—	$—	$2,324
Operating leases (2)	868	1,816	653	—	3,337

Total contractual obligations	$3,192	$1,816	$653	$—	$5,661

(1)	At December 31, 2015, we had non-cancelable purchase commitments of approximately $2.3 million arising from manufacturing agreements for our clinical candidates and for tenapanor clinical trial material arising from the Termination Agreement with AstraZeneca.
(2)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements refer to NOTE 2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

JOBS ACT ACCOUNTING ELECTION

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. In addition, as an emerging growth company, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. We had cash and cash equivalents of $107.0 million as of December 31, 2015, which consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $0.1 million for the year ended December 31, 2015. We currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARDELYX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ardelyx, Inc.

We have audited the accompanying balance sheets of Ardelyx, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ardelyx, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 4, 2016

ARDELYX, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$107,004	$107,286
Accounts receivable	—	2,584
Prepaid expenses and other current assets	5,027	1,209

Total current assets	112,031	111,079
Property and equipment, net	4,711	2,131
Other assets	104	104
Restricted cash	100	100

Total assets	$116,946	$113,414

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,777	$3,129
Accrued compensation and benefits	2,366	1,648
Accrued and other liabilities	2,580	780
Deferred revenue, current portion	—	15,979

Total current liabilities	7,723	21,536
Other long-term liabilities	322	122
Deferred revenue, non-current	—	31,074

Total liabilities	8,045	52,732

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized as of December 31, 2015 and December 31, 2014, respectively; no shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2015 and December 31, 2014, respectively; 25,964,886 and 18,589,245 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.	3	2
Additional paid-in capital	210,386	132,547
Accumulated deficit	(101,488)	(71,867)

Total stockholders’ equity	108,901	60,682

Total liabilities and stockholders’ equity	$116,946	$113,414

See accompanying notes.

ARDELYX INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share amounts)
Revenue:
Licensing revenue	$21,611	$18,394	$8,063
Collaborative development revenue	2,415	13,229	20,865

Total revenue	24,026	31,623	28,928
Operating expenses:
Research and development	39,885	25,900	28,093
General and administrative	13,530	7,287	3,700

Total operating expenses	53,415	33,187	31,793

Loss from operations	(29,389)	(1,564)	(2,865)
Other income (expense), net	(261)	10	(52)
Change in fair value of preferred stock warrant liability	—	(1,593)	(3,506)

Loss before provision for income taxes	(29,650)	(3,147)	(6,423)
Benefit from (provision for) income taxes	29	(67)	(141)

Net loss and comprehensive loss	$(29,621)	$(3,214)	$(6,564)

Net loss per common share, basic and diluted	$(1.29)	$(0.31)	$(5.82)

Shares used to compute net loss per common share, basic and diluted	22,892,640	10,248,337	1,127,948

See accompanying notes.

ARDELYX, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ ( Deficit) Equity
Balance as of December 31, 2012	11,517,222	$56,155	1,001,616	$—	$4,697	$(62,089)	$(57,392)
Exercise of stock options and vesting of early exercised stock options, net of repurchases	—	—	223,865	—	125	—	125
Stock-based compensation	—	—	—	—	352	—	352
Net loss	—	—	—	—		(6,564)	(6,564)

Balance as of December 31, 2013	11,517,222	56,155	1,225,481	—	5,174	$(68,653)	$(63,479)
Conversion of convertible preferred stock to common stock in connection with initial public offering	(11,517,222)	(56,155)	11,517,222	1	56,154	—	56,155
Net exercise and conversion of preferred stock warrants to common stock in connection with initial public offering	—	—	571,244	—	8,049	—	8,049
Exercise of stock options and vesting of early exercised stock options, net of repurchases	—	—	336,398	—	238	—	238
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	4,928,900	1	61,240	—	61,241
Issuance of common stock for services	—	—	10,000	—	208	—	208
Stock-based compensation	—	—	—	—	1,484	—	1,484
Net loss	—	—	—	—	—	(3,214)	(3,214)

Balance as of December 31, 2014	—	—	18,589,245	2	132,547	(71,867)	60,682
Issuance of common stock upon exercise of options	—	—	77,784	—	111	—	111
Issuance of common stock under employee stock purchase plan	—	—	41,580	—	548	—	548
Issuance of common stock and warrants in connection with the private placement, net of expenses of $3,449	—	—	7,242,992	1	74,322	—	74,323
Stock-based compensation	—	—	—	—	2,634	—	2,634
Issuance of common stock for services	—	—	13,285	—	194	—	194
Other	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	(29,621)	(29,621)

Balance as of December 31, 2015	—	$—	25,964,886	$3	$210,386	$(101,488)	$108,901

See accompanying notes.

ARDELYX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(29,621)	$(3,214)	$(6,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	829	302	592
Amortization of deferred financing costs	351	—	—
Amortization of deferred compensation for services	107	—	—
Stock-based compensation	2,634	1,692	352
Change in fair value of preferred stock warrant liability	—	1,593	3,506
Loss from disposal of fixed assets	65	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,584	3,852	(3,364)
Prepaid expenses and other assets	(4,083)	96	(438)
Accounts payable	(371)	831	1,138
Accrued compensation and benefits	718	721	(38)
Accrued and other liabilities	2,000	647	(1,009)
Deferred revenue	(47,053)	6,755	7,636
Other long-term liabilities	—	122	—

Net cash (used in) provided by operating activities	(71,840)	13,397	1,811

Investing activities
Purchases of property and equipment	(3,454)	(1,856)	(278)

Net cash used in investing activities	(3,454)	(1,856)	(278)

Financing activities
Proceeds from issuance of common stock, net	74,323	61,241	—
Proceeds from issuance of common stock from exercise of options	659	71	1
Other	30	(2)	(2)

Net cash provided by (used in) financing activities	75,012	61,310	(1)

Net increase in cash and cash equivalents	(282)	72,851	1,532
Cash and cash equivalents at beginning of period	107,286	34,435	32,903

Cash and cash equivalents at end of period	$107,004	$107,286	$34,435

Supplementary disclosure of cash flow information
Income taxes paid	$69	$—	$160
Supplementary disclosure of non-cash financing information:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$—	$—
Services settled through the issuance of common stock	$—	$208	$—
Reclassification of convertible preferred warrant liability to additional paid-in capital	$—	$8,049	$—
Conversion of convertible preferred stock to common stock at closing of initial public offering	$—	$56,155	$—

See accompanying notes.

ARDELYX, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat GI and cardio-renal. The Company has developed a proprietary drug discovery and design platform enabling it, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing its platform, the Company discovered and designed its lead product candidate, tenapanor, which is currently being evaluated in two pivotal Phase 3 clinical studies in patients with constipation-predominant irritable bowel syndrome, or IBS-C. In a Phase 2b clinical study, tenapanor demonstrated the ability to lower elevated serum phosphorus levels in patients with end-stage renal disease, or ESRD. The Company has initiated an additional Phase 2b clinical trial to evaluate dosing regimens of tenapanor for the treatment of hyperphosphatemia, or elevated serum phosphorus in ESRD patients. The Company is developing another drug candidate, RDX022, for the treatment of hyperkalemia, or elevated serum potassium. The Company is pursuing a 505(b)(2) regulatory pathway for RDX022. The Company has additional drug candidates in earlier stages of research and development focused in GI and cardio-renal diseases including RDX009, a secretagogue of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013, a potassium secretagogue.

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

On June 24, 2014, the Company’s Amended and Restated Certificate of Incorporation became effective and the number of shares of capital stock the Company is authorized to issue was increased to 305,000,000 shares, of which 300,000,000 shares may be common stock and 5,000,000 shares may be preferred stock. Both the common stock and preferred stock have a par value of $0.0001 per share. There are no shares of preferred stock outstanding at December 31, 2015 or 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less on the date of purchase to be cash equivalents. The Company invests its cash in bank deposits and money market funds.

Cash overdrafts

An overdraft totaling $1.5 million was classified as accounts payable at December 31, 2015. The Company’s policy is to report the change in overdrafts as an operating activity in the Statements of Cash Flows.

Restricted Cash

The Company is required to guarantee the credit limit on its corporate credit card with a certificate of deposit of $0.1 million. The collateral will be released upon the cancellation of the corporate credit card.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are invested through banks and other financial institutions in the United States. Such deposits may be in excess of insured limits. The Company maintains cash and cash equivalents and investments with various high credit quality and capitalized financial institutions.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the related remaining lease term.

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2015, there have been no such impairment losses.

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

Convertible Preferred Stock Warrant Liability

The Company accounted for freestanding warrants to purchase shares of convertible preferred stock that were contingently redeemable as liabilities in the balance sheets at their estimated fair value. Convertible preferred stock warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of other expense, net in the statements of operations and comprehensive loss. The Company continued to adjust the carrying value of the warrants until the closing of the IPO, at which time the warrants were net exercised for shares of the Company’s common stock and the liability was reclassified to stockholders’ equity (deficit).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not yet selected an implementation date or a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and applies to annual and interim periods thereafter. The Company is evaluating the impact that the adoption of ASU 2014-15 will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The Company early adopted this accounting standard update, on a prospective basis as of December 31, 2015. All deferred tax assets and liabilities, as of December 31, 2015, have been classified as noncurrent in the accompanying Balance Sheets and the notes thereto. The adoption had no material impact on the Company’s balance sheet. No prior periods were retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company has not yet selected an implementation date nor has it determined the effect of the standard on its ongoing financial reporting.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its financial statements as a result of future adoption.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$105,819	$105,819	$—	$—
Certificates of deposit	100	—	100	—

Total	$105,919	$105,819	$100	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$105,410	$105,410	$—	$—
Certificates of deposit	100	—	100	—

Total	$105,510	$105,410	$100	$—

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

The carrying amounts reflected in the balance sheets for cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both December 31, 2015 and December 31, 2014, due to their short-term nature.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2015	2014
	(in thousands)
Laboratory equipment	$4,471	$3,039
Office equipment and furniture	134	229
Construction in progress	—	362
Leasehold improvements	3,914	2,135

Property and equipment, gross	8,519	5,765
Less: accumulated depreciation	(3,808)	(3,634)

Total property and equipment, net	$4,711	$2,131

Depreciation and amortization expense totaled $0.8 million, $0.3 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013.

5. COLLABORATION AND LICENSING AGREEMENTS

AstraZeneca AB (“AstraZeneca”)

In October 2012, the Company entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, the Company received an up-front license fee of $35.0 million in October 2012, a $15.0 million payment in December 2013 and a $25.0 million payment in May 2014. The amounts were recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which during the three months ended March 31, 2015, the Company estimated to extend to December 2017.

In June 2015, the Company entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to the Company’s portfolio of NHE3 inhibitors, including the Company’s lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. Under the terms of the Termination Agreement, the Company agreed to pay AstraZeneca certain amounts for the return of the licenses granted to it, including (a) an upfront fee of $15.0 million, (b) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (c) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor, or another NHE3 inhibitor. The amounts payable by the Company as described in (a)-(c) are capped at the aggregate amount of $90.0 million. The Company also paid AstraZeneca $10.0 million as reimbursement for certain research and development expenses incurred by AstraZeneca under the collaboration agreement during 2015 and in consideration of the acceleration of the transfer of information and materials to the Company. In addition, AstraZeneca was obligated to supply the Company with clinical trial materials, drug substance and drug product. The maximum amount that the Company was obligated to pay for such materials was set at $10 million in the Termination Agreement, which maximum amount was subsequently reduced to $8.0 million pursuant to an amendment to the Termination Agreement (“Amendment Number One”).

As the AstraZeneca Agreement was terminated in June 2015, the Company recognized the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015. Also in the three months ended June 30, 2015, the Company recorded the $15.0 million upfront payment for the return of the licenses as well as the $10.0 million payment for reimbursement of research and development expenses and the acceleration of the transfer of information and materials as a reduction in licensing revenue. The Company recorded $7.3 million in expenses incurred for the tenapanor clinical trial material from AstraZeneca during the year ended December 31, 2015.

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

2014 Plan

The 2014 Equity Incentive Award Plan (“2014 Plan”) became effective on June 18, 2014, immediately prior to the time the Company’s Registration Statement on Form S-1 became effective. Under the 2014 Plan, 1,419,328 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards. In addition, 35,221 shares that had been available for future awards under the 2008 Plan as of June 18, 2014, were added to the initial reserve available under the 2014 Plan, bringing the total reserve upon the effective date of the 2014 Plan to 1,454,549. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2014 Plan will be increased by (i) the number of shares represented by awards outstanding under 2008 Plan on June 18, 2014, that are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, up to a maximum of 1,153,279 shares, and (ii) if approved by the Administrator of the 2014 Plan, an annual increase on the first day of each fiscal year ending in 2024, equal to the lesser of (A) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 10,683,053 shares of stock may be issued upon the exercise of incentive stock options. Effective January 1, 2016, the 2014 Plan share reserve was increased by 1,038, 595 shares.

Stock Plan Activity

The following table summarizes activity under the 2008 Plan and the 2014 Plan, including grants to nonemployees and restricted stock issued:

		Options Issued and Outstanding
	Shares Available for Grant	Number of Shares	Average Exercise Price per Share	Aggregate Intrinsic Value
				(in thousands)
Balance at December 31, 2012	96,841	1,293,767	$0.77
Options granted	(99,552)	99,552	3.42
Options exercised	—	(223,865)	0.56
Options canceled	6,625	(6,625)	2.23

Balance at December 31, 2013	3,914	1,162,829	$1.03
Options authorized	1,452,661	—
Options granted	(188,888)	188,888	24.41
Options exercised	—	(336,398)	0.71
Options canceled	4,084	(4,084)	2.21
Options repurchased	3,511	(3,511)	0.55
Issuance of common stock for services	(10,000)	—	—

Balance at December 31, 2014	1,265,282	1,007,724	$5.51
Options authorized	743,569	—
Options granted	(379,709)	379,709	19.60
Options exercised	—	(77,784)	1.42
Options canceled	28,563	(28,563)	12.41
Issuance of common stock for services	(13,285)	—	—

Balance at December 31, 2015	1,644,420	1,281,086	$9.78	$13,129

Vested and expected to vest at December 31, 2015		1,259,972	$9.59	$13,096

Vested at December 31, 2015		835,860	$4.36	$12,075

The weighted-average grant-date estimated fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $12.91, $18.53 and $2.68 per share. The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock of $18.12 per share as of December 31, 2015.

The total fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $2.4 million, $0.5 million and $0.2 million, respectively.

Employee Stock Purchase Plan

The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) and initially reserved 202,762 shares of common stock as of its effective date of June 18, 2014. If approved by the Administrator of the ESPP, on the first day of each calendar year, ending in 2024, the number of shares in the reserve will increase by an amount equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 2,230,374 shares of our common stock may be issued under the ESPP. Effective January 1, 2015, the ESPP share reserve was increased by 185,892. Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a discount during a series of successive offering periods normally commencing on March 1 and September 1 of each year. The initial offering period commenced on September 1, 2014 and will end on February 27, 2015. The number of shares authorized for issuance under the ESPP as of December 31, 2015 was 388,654, of which 347,074 shares were available for future issuance.

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to employees:

	Year Ended December 31, 2015
	2015	2014
Expected term ( years)	0.5	0.5
Volatility	97%	73%
Risk-free interest rate	0.16%	0.05%
Dividend yield	—%	—%

There were no shares issued during the year ended December 31, 2014 under the ESPP. In 2015, the Company sold 41,580 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $13.25 with proceeds of approximately $0.6 million.

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

Other than with respect to warrants issued to holders affiliated with New Enterprise Associates, the warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued in June 2015 have been exercised during the year ended December 31, 2015.

Stock-based Compensation

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Research and development	$1,327	$1,376	$200
General and administrative	1,307	316	152

Total stock-based compensation	$2,634	$1,692	$352

As of December 31, 2015, the Company had $5.6 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants and purchase rights, respectively, that will be recognized over an average vesting period of 2.6 years and 0.2 years, respectively.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (years)	5.89	5.97	6.07
Volatility	75%	94%	98%
Risk-free interest rate	1.64%	1.79%	1.35%
Dividend yield	—%	—%	—%

Expected Term—The Company has very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock-option grants. As such, the expected term was estimated using the simplified method whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

Expected Volatility—Since the Company has limited information on the volatility of its common stock due to no significant trading history, the expected stock price volatility was calculated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, and financial leverage to the Company.

Risk-Free Interest Rate—The risk-free interest rate assumption is based on the zero-coupon U.S. Treasury instruments on the date of grant with a maturity date consistent with the expected term of the Company’s stock option grants.

Expected Dividend—To date, the Company has not declared or paid any cash dividends and does not have any plans to do so in the future. Therefore, the Company used an expected dividend yield of zero.

Options Granted to Nonemployees

The Company has granted options to purchase shares of common stock to consultants in exchange for services performed. The Company granted options to purchase 5,000, 10,000 and 3,333 shares with average exercise prices of $18.58, $20.77 and $3.43 per share, respectively, during the years ended December 31, 2015, 2014 and 2013, respectively. These options vest upon grant or various terms up to three years. The Company recognized non-employees stock compensation expense of $0.2 million, $0.1 million and insignificant during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of non-employees’ options was measured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported years, other than the expected life, which is assumed to be the remaining contractual life of the option.

Issuance of Common Stock for Services

During the year ended December 31, 2015, the Company issued 13,285 shares of common stock in exchange for services performed. The shares issued were valued at $0.2 million based on the fair value of the common stock on the date of grant. During the year ended December 31, 2014, the Company issued 10,000 shares of common stock in exchange for services performed. The shares issued were valued at $0.2 million based on the fair value of the common stock on the date of grant.

9. INCOME TAXES

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	December 31,
	2015	2014	2013
Expected income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(3.8)	4.6	(1.4)
Change in valuation allowance	(30.7)	(17.9)	(22.6)
Nondeductible expenses	—	(20.6)	(20.8)
Tax credits	1.3	—	7.3
Other	(1.7)	(3.2)	0.3

Income tax provision	0.1%	(2.1%)	(2.2%)

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$30,572	$11,262
Deferred revenue	—	11,099
Research credits	1,919	1,260
Other	1,582	1,201

Gross deferred tax assets	34,073	24,822
Valuation allowance	(33,845)	(24,741)

Total deferred tax assets	228	81
Deferred tax liabilities	(228)	(81)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $9.1 million for the year ended December 31, 2015. The valuation allowance decreased by approximately $0.3 million for the year ended December 31, 2014.

At December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $85.2 million that expire beginning in 2030 if not utilized, and federal research and development tax credit carryforwards of approximately $2.7 million that expire beginning in 2027 if not utilized. In addition, the Company had net operating loss carryforwards for California income tax purposes of approximately $32.3 million that expire beginning in 2030 if not utilized, and state research and development tax credit carryforwards of approximately $3.0 million which can be carried forward indefinitely. Finally, the Company had approximately insignificant and $0.2 million of minimum tax credit carryovers for federal and California income tax purposes, respectively. The minimum tax credits have no expiration date.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015, and December 31, 2014, that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting.

Equity will be increased by approximately $0.7 million if and when such deferred tax assets are ultimately realized. We use ASC 740 ordering when determining when excess tax benefits have been realized.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$2,815	$1,411	$1,064
Additions (subtractions) based on tax positions related to prior year	(58)	405	—
Additions based on tax positions related to current year	541	999	347

Balance at end of year	$3,298	$2,815	$1,411

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $3.3 million, $2.8 million and $1.4 million as of December 31, 2015, 2014 and 2013, respectively.

The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of income tax audit is highly uncertain, the Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change during the next 12 months.

The Company files income tax returns in the U.S. federal, California and Massachusetts tax jurisdictions. Due to the Company’s net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and California state tax examinations. The Company is not currently under examination in any tax jurisdiction.

10. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the years ended December 31, 2015, 2014 and 2013, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	December 31,
	2015	2014	2013
Numerator:
Net loss	$(29,621)	$(3,214)	$(6,564)

Denominator:
Weighted average number of shares outstanding—basic and diluted	22,892,640	10,248,337	1,127,948

Net loss per share—basic and diluted	$(1.29)	$(0.31)	$(5.82)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2015	2014	2013
Convertible preferred stock	—	—	11,517,222
Options to purchase common stock	1,244,442	1,007,724	1,162,829
Warrants to purchase convertible preferred stock	—	—	574,953
Warrants to purchase common stock	300,302	—	—

Total	1,544,744	1,007,724	13,255,004

11. RELATED PARTY TRANSACTIONS

There were no related party transactions in 2015.

As part of the consulting arrangement with the spouse of an executive of the Company to provide research and development services related to clinical operations, the Company incurred expenses of $0.2 million for services rendered during each of the years ended December 31, 2014 and 2013, respectively.

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

The future minimum payments under the noncancelable operating lease at December 31, 2015, are as follows (in thousands):

Year ending December 31,	Amounts
2016	868
2017	895
2018	921
2019	653

Total	$3,337

Rent expense under operating leases was $0.9 million, $0.6 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company entered into a series of purchase commitments at December 31, 2015 totaling $2.3 million, all of which will be due within the next year.

Guarantees and Indemnifications

The Company indemnifies each of our officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity, as permitted under Delaware law and in accordance with our certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity.

The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with our exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial results from operations for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share amounts):

	2015 Quarter End
	March 31,	June 30	September 30	December 31
Total revenue	$5,883	$18,143	$—	$—
Operating expenses	9,373	9,087	18,079	16,876
Net (loss) income	(3,502)	9,007	(18,126)	(17,000)
Net (loss) income per share:
Basic	(0.19)	0.43	(0.70)	(0.65)
Diluted	(0.19)	0.42	(0.70)	(0.65)

	2014 Quarter End
	March 31,	June 30	September 30	December 31
Total revenue	$8,550	$9,137	$7,598	$6,338
Operating expenses	9,014	6,386	7,517	10,270
Net (loss) income	(3,071)	3,753	74	(3,970)
Net (loss) income per share:
Basic	(2.44)	0.20	—	(0.21)
Diluted	(2.44)	0.18	—	(0.21)

14. SUBSEQUENT EVENTS

In January 2016, the Company completed the sale and issuance of an aggregate of 8,625,000 shares of Common Stock. The Company received net proceeds from the Offering of approximately $80.4 million, after deducting the Underwriters’ discounts and commissions and estimated offering expenses payable by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2015, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Our management assessed our internal control over financial reporting as of December 31, 2015, the end the period covered by this Annual Report on Form 10-K. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Election of Directors”, respectively, in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Ardelyx, Inc.

Date: March 4, 2016	By:	/s/ Michael Raab
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

Signature	Title	Date

/s/ Michael Raab Michael Raab	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016

/s/ Mark Kaufmann Mark Kaufmann	Chief Financial Officer (Principal Financial Officer)	March 4, 2016

/s/ Narani Arasaratnam Narani Arasaratnam	VP, Corporate Controller (Principal Accounting Officer)	March 4, 2016

/s/ David Mott David Mott	Chairman of the Board of Directors	March 4, 2016

/s/ William Bertrand, Jr. William Bertrand, Jr.	Director	March 4, 2016

/s/ Annalisa Jenkins, MBBS, MRCP Annalisa Jenkins, MBBS, MRCP	Director	March 4, 2016

/s/ Gordon Ringold, Ph.D. Gordon Ringold, Ph.D.	Director	March 4, 2016

/s/ Richard Rodgers Richard Rodgers	Director	March 4, 2016

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014	4.2

4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	S-3	7/13/2015	4.3

10.1(a)†	License Agreement, dated as of October 4, 2012, by and among AstraZeneca AB and Ardelyx, Inc.	S-1/A	6/5/2014	10.1(a)

10.1(b)†	Amendment Number One to License Agreement, dated as of December 23, 2013, by and between AstraZeneca AB and Ardelyx, Inc.	S-1/A	6/5/2014	10.1(b)

10.1(c)	Termination Agreement, dated June 2, 2015, by and between AstraZeneca AB and Ardelyx, Inc.	10-Q	8/12/2015	10.1

10.1(d)	Amendment No. 1 to Termination Agreement and to Manufacturing and Supply Agreement, dated November 2, 2015 by and between AstraZeneca AB and Ardelyx, Inc.				X

10.2†	License and Option Agreement, dated February 21, 2014, by and between Sanofi and Ardelyx, Inc.	S-1/A	6/5/2014	10.2

10.3	Amended and Restated Investor’s Rights Agreement dated June 23, 2011, by and among Ardelyx, Inc. and the investors listed therein.	S-1	5/19/2014	10.3

10.4(a)	Lease, dated August 8, 2008, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(a)

10.4(b)	Amendment to Lease, dated December 20, 2012, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(b)

10.4(c)	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC.	8-K	9/9/2014	10.1

10.5(a)#	Ardelyx, Inc. 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(b)

10.5(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(c)

10.6(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan.	S-8	7/14/2014	99.3

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(b)

10.6(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(c)

10.7#	Form of Indemnification Agreement for directors and officers.	S-1/A	6/9/2014	10.7

10.8#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab.	S-1/A	6/9/2014	10.8

10.9#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Mark Kaufmann.	S-1/A	6/9/2014	10.15

10.10#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.16

10.11#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Jeffrey Jacobs, Ph.D.	S-1/A	6/9/2014	10.17

10.12#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.19

10.13#	Offer Letter, dated August 11, 2011, by and between Ardelyx, Inc. and Mark Kaufmann.	S-1/A	6/9/2014	10.10

10.14#	Offer Letter, dated May 2, 2008, by and between Ardelyx, Inc. and Jeff Jacobs, Ph.D.	S-1/A	6/9/2014	10.12

10.15#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.13

10.16#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.14

10.17#	Offer Letter, dated October 15, 2014, by and between Ardelyx, Inc. and Narani Arasaratnam.	10-K	3/5/2015	10.20

10.18#	Change in Control Severance Agreement, dated November 26, 2014, by and Between Ardelyx, Inc. and Narani Arasaratnam.	10-K	3/5/2015	10.21

10.19#	Offer Letter, dated November 21, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.	10-K	3/5/2015	10.22

10.20#	Change in Control Severance Agreement, dated December 19, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.	10-K	3/5/2015	10.23

10.21#	Offer Letter, dated December 12, 2015, by and between Ardelyx, Inc. and Paul Korner, MD, MBA				X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.22#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan.	S-8	7/14/2014	99.6

10.23#	Non-Employee Director Compensation Program.	S-1/A	6/9/2014	10.21

10.24	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	10-Q	8/12/15	10.2

10.25	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated June 2, 2015	S-3	7/13/15	99.1

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
#	Indicates management contract or compensatory plan.