Form 10-Q
period 2016-03-31
ARDELYX, INC.
filed 2016-05-09
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of May 5, 2016 was 34,630,148.

ARDELYX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$171,678	$107,004
Prepaid expenses and other current assets	4,019	5,027

Total current assets	175,697	112,031
Property and equipment, net	4,597	4,711
Other assets	104	104
Restricted cash	100	100

Total assets	$180,498	$116,946

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,875	$2,777
Accrued compensation and benefits	1,318	2,366
Accrued and other liabilities	6,265	2,580

Total current liabilities	12,458	7,723
Other long-term liabilities	292	322

Total liabilities	12,750	8,045

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized as of March 31, 2016 and December 31, 2015, respectively; no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2016 and December 31, 2015, respectively; 34,630,148 and 25,964,886 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.	4	3
Additional paid-in capital	292,699	210,386
Accumulated deficit	(124,955)	(101,488)

Total stockholders’ equity	167,748	108,901

Total liabilities and stockholders’ equity	$180,498	$116,946

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue:
Licensing revenue	$—	$3,884
Collaborative development revenue	—	1,999

Total revenue	—	5,883
Operating expenses:
Research and development	19,250	6,198
General and administrative	4,279	3,175

Total operating expenses	23,529	9,373

Loss from operations	(23,529)	(3,490)
Other income (expense), net	62	(12)

Loss before provision for income taxes	(23,467)	(3,502)
Provision for income taxes	—	—

Net loss and comprehensive loss	$(23,467)	$(3,502)

Net loss per common share, basic and diluted	$(0.70)	$(0.19)

Shares used to compute net loss per common share, basic and diluted	33,466,955	18,606,760

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(23,467)	$(3,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	310	119
Amortization of deferred financing costs	80	—
Amortization of deferred compensation for services	47	—
Stock-based compensation	1,191	524
Loss from disposal of fixed assets	—	11
Changes in operating assets and liabilities:
Accounts receivable	—	541
Prepaid expenses and other assets	881	(336)
Accounts payable	2,102	(819)
Accrued compensation and benefits	(1,047)	(703)
Accrued and other liabilities	3,656	(134)
Deferred revenue	—	(3,910)

Net cash used in operating activities	(16,247)	(8,209)

Investing activities
Purchases of property and equipment	(200)	(1,055)

Net cash used in investing activities	(200)	(1,055)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	80,837	—
Proceeds from exercise of stock options	284	296

Net cash provided by financing activities	81,121	296

Net increase (decrease) in cash and cash equivalents	64,674	(8,968)
Cash and cash equivalents at beginning of period	107,004	107,286

Cash and cash equivalents at end of period	$171,678	$98,318

Supplemental cash flow disclosure:
Cash paid during the period for income taxes	$—	$236
Supplemental noncash financing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$16	$234

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or the Company, is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. The Company has developed a proprietary drug discovery and design platform enabling it, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing its platform, the Company discovered and designed its lead product candidate, tenapanor, which is currently being evaluated in two pivotal Phase 3 clinical studies in patients with constipation-predominant irritable bowel syndrome, or IBS-C. In a Phase 2b clinical study, tenapanor demonstrated the ability to lower elevated serum phosphorus levels in patients with end-stage renal disease, or ESRD. The Company has initiated an additional Phase 2b clinical trial to evaluate dosing regimens of tenapanor for the treatment of hyperphosphatemia, or elevated serum phosphorus in ESRD patients. The Company is developing another drug candidate, RDX227675, the lead product candidate from its RDX022 program, for the treatment of hyperkalemia, or elevated serum potassium. The Company is pursuing a 505(b)(2) regulatory pathway for RDX227675. The Company has additional drug candidates in earlier research and development programs focused in GI and cardio-renal diseases, including RDX98940, the lead development compound from its RDX009 program focused on secretagogues of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013 program compounds focused on potassium secretagogues.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter ended March 31, 2016 are not necessarily indicative of results to be expected for the entire year ending December 31, 2016 or future operating periods.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the SEC (the “2015 Form 10-K”). The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, as filed with the 2015 Form 10-K.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. The Company determines estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities, are deferred and recognized as expense in the period that the related goods are delivered or services are performed.

Recent Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a deferral of the effective date of this ASU by one year, and to permit entities to adopt up to one year earlier if they choose. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed financial statements and related disclosures. The Company has not yet selected an implementation date or a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and applies to annual and interim periods thereafter. The Company is evaluating the impact that the adoption of ASU 2014-15 will have on its condensed financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company has not yet selected an implementation date nor has it determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued Accounting Standards 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for the Company on July 1, 2017, and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company is currently evaluating the impact on our condensed financial statements and the timing of adoption.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$170,635	$170,635	$—	$—
Certificates of deposit	100	—	100	—

Total	$170,735	$170,635	$100	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$105,819	$105,819	$—	$—
Certificates of deposit	100	—	100	—

Total	$105,919	$105,819	$100	$—

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

The carrying amounts reflected in the condensed balance sheets for cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at March 31, 2016 and December 31, 2015, due to their short-term nature.

NOTE 4. COLLABORATION AND LICENSING AGREEMENTS

AstraZeneca AB (“AstraZeneca”)

In October 2012, the Company entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, the Company received $75.0 million in up-front license fees and milestone payments which was recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which during the three months ended March 31, 2015, we estimated to be December 2017.

In June 2015, the Company entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to the Company’s portfolio of NHE3 inhibitors, including the Company’s lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. AstraZeneca was obligated to supply the Company with clinical trial materials, drug substance and drug product. The maximum amount that the Company is obligated to pay for such materials was set at $10.0 million in the Termination Agreement, which maximum amount was subsequently reduced to $8.0 million pursuant to an amendment to the Termination Agreement (“Amendment Number One”). The Company paid AstraZeneca $6.0 million for tenapanor clinical trial material in 2015. The Company recognized $7.3 and $0.7 million of expense for tenapanor clinical trial material for 2015 and for the three months ended March 31, 2016, respectively. The Company paid AstraZeneca $6.0 million for tenapanor clinical trial material in 2015 and have recorded a $2.0 million accrual as of March 31, 2016.

NOTE 5. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units and the Company’s employee stock purchase program, the ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$626	$286
General and administrative	565	238

Total	$1,191	$524

At March 31, 2016, the Company had $12.7 million, $1.0 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, restricted stock units and purchase rights, respectively, that will be recognized over an average vesting period of 3.4 years, 3.6 years and 0.4 years, respectively.

NOTE 6. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three months ended March 31, 2016 and 2015, all potential common stock equivalents were determined to be anti-dilutive. Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(23,467)	$(3,502)

Denominator:
Weighted average common shares outstanding—basic and diluted	33,466,955	18,606,760

Net loss per share—basic and diluted	$(0.70)	$(0.19)

For the three months ended March 31, 2016 and 2015, the total number of anti-dilutive outstanding common stock equivalents excluded from the net loss per common share computation was 4.5 million and 1.2 million, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands)

	March 31,	December 31,
	2016	2015
Accrued clinical trial expenses	$2,740	$311
Accrued contract manufacturing	662	289
Accrued professional and consulting services	324	272
AZ clinical trial material accrual	2,000	1,328
Other	539	380

	$6,265	$2,580

NOTE 8. STOCKHOLDERS EQUITY

Option Exercises

For the three months ended March 31, 2016, employees exercised options to purchase 6,250 shares of the Company’s common stock with insignificant net proceeds to the Company. For the three months ended March 31, 2015, employees exercised options to purchase 26,212 shares of the Company’s common stock with net proceeds to the Company of approximately $0.1 million.

Employee Stock Purchase Plan

In February 2016, the Company sold 34,012 shares under the ESPP. The shares were purchased at a purchase price of $8.21 per share with proceeds to the Company of approximately $0.3 million.

Offering of Common Stock and Warrants

In June 2015, the Company sold and issued an aggregate of 7,242,992 shares of its common stock and warrants to purchase 2,172,899 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $77.8 million or net proceeds, after deducting issuance costs, of approximately $74.3 million. The purchase price for the common stock was $10.70 per share and the purchase price for the warrants was $0.125 per warrant. The warrants are exercisable at an exercise price of $13.91 per share at any time prior to the earlier of (i) 5 years from the date of issuance or (ii) certain changes in control of the Company. The Company has determined that the warrants should be classified as equity. In July 2015, the Company filed a registration statement with the SEC registering the resale of the common stock and shares of common stock underlying the warrants sold and issued in the private placement transaction.

Other than with respect to warrants issued to holders affiliated with New Enterprise Associates, the warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued in June 2015 have been exercised as of March 31, 2016.

In January 2016, the Company completed an underwritten public offering of 8,625,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $86.3 million. The Company received net proceeds from the offering of approximately $80.8 million, after deducting the underwriters’ discounts and commissions and offering expenses.

NOTE 9. SUBSEQUENT EVENTS

In April 2016, the Company signed the third amendment to its facility lease agreement in Fremont, California to add space and to extend the lease term through September 2021. In addition, the amended lease agreement provides for a tenant improvement allowance of up to $0.4 million. The extended lease has rent escalation clauses through the lease term. Rent increases, including the impact of a rent holiday and leasehold improvement allowance from the landlord, will be recognized as deferred rent and amortized on a straight-line basis over the term of the lease. The total minimum lease payments for the extended lease are approximately $5.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx,” “Company,” “we,” “us,” and “our” refer to Ardelyx, Inc.

ABOUT ARDELYX

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which is currently being evaluated in two pivotal Phase 3 clinical studies in patients with constipation predominant irritable bowel syndrome, or IBS-C, and we currently expect to receive results from those trials in 2017. In a Phase 2b clinical study, tenapanor demonstrated the ability to improve the symptoms of IBS-C. In a separate Phase 2b clinical trial, tenapanor demonstrated the ability to lower elevated serum phosphorus levels in patients with end-stage renal disease, or ESRD. We have initiated an additional Phase 2b clinical trial to evaluate dosing regimens of tenapanor for the treatment of hyperphosphatemia, or elevated serum phosphorus, in ESRD patients, and we expect to receive results from this trial in the second half of 2016. We are developing another drug candidate, RDX227675, the lead product candidate from our RDX022 program, for the treatment of hyperkalemia, or elevated serum potassium. In January 2016, we announced the results of an open label clinical study evaluating the pharmacodynamic activity of RDX022 in healthy adult volunteers. The study demonstrated that RDX227675 was generally well-tolerated at all doses evaluated and effectively binds to potassium in the GI tract, supporting our plans to proceed with a Phase 3 clinical program, which we currently expect to initiate in the second half of 2016. We are pursuing a 505(b)(2) regulatory pathway for RDX227675. We have additional drug candidates in earlier research and development programs focused in GI and cardio-renal diseases including RDX98940, the lead development candidate from our RDX009 program focused on secretagogues of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013 program compounds, focused on potassium secretagogues. We currently expect to file an investigational new drug application, or IND, for RDX98940 in the second half of 2016.

AstraZeneca AB (“AstraZeneca”)

In October 2012, we entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, we received $75 million of up-front license and milestone fees. The amounts were recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which during the three months ended March 31, 2015, we estimated to be December 2017.

In June 2015, we entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to our portfolio of NHE3 inhibitors, including our lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. We also paid AstraZeneca $10.0 million as reimbursement for certain research and development expenses incurred by AstraZeneca under the collaboration agreement during 2015, and the acceleration of the transfer of the information materials to us. The maximum amount that we are obligated to pay for such materials was set at $10.0 million in the Termination Agreement, which maximum amount was subsequently reduced to $8.0 million pursuant to an amendment to the Termination Agreement (“Amendment Number One”). We recognized $7.3 and $0.7 million of expense for tenapanor clinical trial material for 2015 and for the three months ended March 31, 2016, respectively. We paid AstraZeneca $6.0 million for tenapanor clinical trial material in 2015 and have recorded a $2.0 million accrual as of March 31, 2016.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue to date has been generated from non-refundable license payments and reimbursements for research and development expenses under our past license agreements. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreement which we consider to be licensing revenue. In addition to receiving upfront payments, prior to the termination of our license agreements with AstraZeneca and Sanofi, we may have also been entitled to milestone and other contingent payments upon achieving predefined objectives. Such payments are recorded as revenue when we achieve the underlying milestone if it is deemed to be a substantive milestone at the date the arrangement is entered into. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. Reimbursements from AstraZeneca for development costs incurred under our past license and collaboration agreement with them were classified as collaborative development revenue. There was no recognition of licensing and collaborative development revenue after the six month period ended June 30, 2015.

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

We expect our research and development expenses will increase substantially in the future as we progress the development of tenapanor and our other our internal product candidates, advance our discovery research projects into the preclinical stage and continue our early stage research including further development of our proprietary drug discovery and design platform. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We or our collaboration partner(s) may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

General and Administrative

General and administrative expenses include personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs includes salaries, bonus, benefits and stock-based compensation. We expect general and administrative expense for the remainder of 2016 to increase from the levels incurred in the three months ended March 31, 2016.

Provision for Income Taxes

We did not record a provision for income taxes for the three months ended March 31, 2016 because we expect to generate a net operating loss for the year ending December 31, 2016. Our deferred tax assets continue to be fully offset by a valuation allowance.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to revenue recognition, research and development expense and accruals and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2015 Annual Report on Form 10-K, or 2015 Form 10-K, with the SEC on March 5, 2016. For a description of our critical accounting policies, please refer to our 2015 Form 10-K.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenue

Licensing revenues for the three months ended March 31, 2016 as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Licensing revenue	$—	$3,884
Dollar change from prior year	(3,884)
Percent change from prior year	-100%

Licensing revenue for the three months ended March 31, 2016 was zero, a decrease of $3.9 million, or 100%, compared to licensing revenue of $3.9 million for the three months ended March 31, 2015. Licensing revenue for the three months ended March 31, 2015 related to the recognition of revenue from upfront and milestone payments from AstraZeneca. As our collaboration agreement with AstraZeneca was terminated in June 2015, there was no further recognition of revenue related to the upfront payments and milestone after the six month period ended June 30, 2015.

Collaborative development revenue for the three months ended March 31, 2016 as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Collaborative development revenue	$—	$1,999
Dollar change from prior year	(1,999)
Percent change from prior year	-100%

Collaborative development revenue consists of our development expenses that were reimbursable to us by AstraZeneca as part of our license agreement. Collaborative development revenue for the three months ended March 31, 2016 was zero, a decrease of $2.0 million, or 100%, compared to $2.0 million for the three months ended March 31, 2015. The decrease was due the termination of our collaboration with AstraZeneca and related cessation of reimbursement of research and development expenses.

Research and Development

Research and development expenses for the three months ended March 31, 2016 as compared to same period in the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$19,250	$6,198
Dollar change from prior year	13,052
Percent change from prior year	211%

Research and development expenses were $19.3 million for the three months ended March 31, 2016, an increase of $13.1 million, or 211%, compared to $6.2 million for the three months ended March 31, 2015. The change was primarily due to expenses incurred for clinical development activities associated with tenapanor as well as clinical manufacturing and process development activities associated with both tenapanor and RDX227675, our lead product candidate in our RDX022 program.

General and Administrative

General and administrative expenses for the three months ended March 31, 2016 as compared to the same period in the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
General and administrative	$4,279	$3,175
Dollar change from prior year	1,104
Percent change from prior year	35%

General and administrative expenses were $4.3 million for the three months ended March 31, 2016, an increase of $1.1 million, or 35%, compared to $3.2 million for the three months ended March 31, 2015. The increase was primarily due to an increase in professional services fees, personnel and public company costs.

Liquidity and Capital Resources

The following table displays a summary of our cash and cash equivalents as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$171,678	$107,004

In June 2015, we closed a private placement financing in which we raised approximately $77.8 million in gross proceeds or $74.3 million in net proceeds, after deducting issuance costs.

On July 13, 2015, we filed a shelf registration statement on Form S-3 (File No. 333-205631) with the SEC, under which we may sell an aggregate of up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The S-3 shelf registration statement included a prospectus covering the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market offerings” pursuant to an At the Market Issuance Sales Agreement entered into with Cantor Fitzgerald on July 13, 2015.

In January 2016, we completed an underwritten public offering of 8,625,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $86.3 million. We received net proceeds from the offering of approximately $80.8 million, after deducting the underwriters’ discounts and commissions and offering expenses.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of March 31, 2016 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in patients with ESRD;

•	the progress, timing, scope, results and costs of our clinical program for RDX227675, our lead product candidate from our RDX022 program;

•	the progress, timing, scope, results and costs of our IND enabling studies for RDX98940, our lead compound development compound from our RDX009 program;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with our product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships to in-license or out-license our current programs or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash used in operating activities	$(16,247)	$(8,209)
Cash used in investing activities	(200)	(1,055)
Cash provided by financing activities	81,121	296

Net decrease in cash and cash equivalents	$64,674	$(8,968)

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2016 was approximately $16.2 million. The net loss of $23.5 million was offset by non-cash charges of $0.4 million for depreciation and amortization and $1.2 million for stock-based compensation. Cash was used to make advance payments of $0.9 million to vendors for clinical manufacturing activities. Accounts payable and accrued liabilities increased by $4.7 million due to payments made for the clinical manufacturing, process development, and clinical development activities for tenapanor and RDX227675. Additionally, cash was also used to fund general and administrative expenses incurred for additional personnel and public company costs driven by the growth of our business as well as consulting fees spent on systems improvement activities.

Net cash used in operating activities during the three months ended March 31, 2015 was approximately $8.2 million. The net loss of $3.5 million was offset by non-cash charges of $0.1 million for depreciation and amortization and $0.5 million for stock-based compensation. Deferred revenues of $3.9 million related to upfront payments from AstraZeneca were recognized in the three months ended March 31, 2015, and $1.7 million (net) cash was used to reduce accounts payable and other accrued liabilities at March 31, 2015 and pay bonuses earned in 2014.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 and 2015 was approximately $0.2 million, and $1.1 million, respectively, and was primarily due to the acquisition of property and equipment related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2016 and 2015 was approximately $81.1 million, and $0.3 million, respectively. The increase was primarily due to $80.8 million of proceeds from the issuance of shares of our common stock in our January 2016 underwritten public offering. In addition, the exercise of stock options provided additional cash of approximately $0.3 million in each of the three month periods ended March 31, 2016 and 2015, respectively.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligation:	Less than 1 year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Operating leases (1)	875	1,829	418	—	3,122

Total contractual obligations	$875	$1,829	$418	—	$3,122

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our unaudited interim condensed financial statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our 2015 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2016, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition

ITEM 1A. RISK FACTORS

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing our clinical product candidates, tenapanor and RDX227675, our lead product candidate from our RDX022 program, and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of March 31, 2016, we had an accumulated deficit of $125.0 million.

We expect that our operating losses will substantially increase for the foreseeable future as we continue the development of tenapanor and RDX22767. In the fourth quarter of 2015, we initiated two Phase 3 clinical trials to evaluate tenapanor for the treatment of IBS-C, and in December 2015, we initiated a Phase 2b clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in end stage renal disease patients. In addition, we expect our operating losses to substantially increase as we incur manufacturing costs for tenapanor and RDX227675, advance RDX227675 into a Phase 3 clinical program which we expect to initiate in the second half of 2016, complete IND enabling studies for RDX98940, our lead development compound in our RDX009 program, and as we continue our discovery, research, development, manufacturing and commercialization activities.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our planned clinical programs for tenapanor and RDX227675, or our other product development and platform development activities.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidates, tenapanor and RDX227675, and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with conducting the Phase 3 clinical programs for tenapanor and RDX227675, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in ESRD patients;

•	the progress, timing, scope, results and costs of our clinical program for RDX227675;

•	the progress, timing, scope, results and costs of IND enabling studies for RDX98940;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay the clinical development of tenapanor and/or RDX227675, delay, limit, reduce or terminate our research activities, preclinical and clinical trials for our other product candidates and our establishment and maintenance of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, either alone or with a collaboration partner.

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

Further, if there are delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenue from product sales from any of these product candidates will be delayed. In addition, any delays in completing the clinical trials will increase costs, slow down our product candidate development and approval process and jeopardize the ability to commence product sales and generate revenue from product sales. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We intend to devote significant resources to the development of RDX227675, our lead product candidate in our RDX022 program, which may not be successful in nonclinical studies or clinical trials, receive regulatory approval or be successfully commercialized.

With the advancement of RDX227675 into human studies in June 2015, and the expected initiation of a Phase 3 clinical program for RDX227675 in the second half of 2016, we expect to invest a significant amount of our efforts and financial resources in the development of RDX227675. We are pursuing a 505(b)(2) regulatory path for approval of RDX227675, which, among other things allows us to rely on the FDA’s previous findings of safety and efficacy and may eliminate the need to conduct certain nonclinical and clinical studies of our product candidate. This regulatory pathway, which can accelerate development, may not be available to us if a pharmaceutically equivalent product to RDX227675 were approved prior to the approval of our 505(b)(2) application. If we are unable to rely upon a 505(b)(2) regulatory pathway for the approval of RDX227675, the development of RDX227675 may be substantially delayed or we may be required to abandon such development.

The clinical and commercial success of RDX227675 will depend on a number of factors, including the following:

•	the ability of the third-party manufacturers we contract with, to successfully develop and scale up the manufacturing processes for RDX227675, which has not yet been demonstrated, to manufacture supplies of RDX227675 and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practice, or cGMP, requirements;

•	the significant expansion of the market for the treatment of hyperkalemia beyond its currently limited size, including the success of commercial launches of new hyperkalemia products and the use of any such products by nephrologists and cardiologists in the chronic setting;

•	our ability to successfully obtain labeling claims necessary or desirable for the commercial success of RDX227675;

•	the availability of, and the perceived advantages regarding the relative palatability, relative cost, relative safety, relative tolerance and relative efficacy of alternative and competing treatments;

•	whether we are able to obtain intellectual property protection for RDX227675, and the strength of such protection if granted

•	the timely receipt of necessary marketing approvals and exclusivity periods, if any, from the FDA and foreign regulatory authorities;

•	our ability to successfully commercialize RDX227675, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of RDX227675;

•	obtaining and sustaining an adequate level of coverage and reimbursement for RDX227675 by third-party payors; and

•	the effectiveness of our marketing, sales and distribution strategy and operations.

As a result of pursuing a 505(b)(2) path for RDX227675, we may not evaluate the efficacy of RDX227675 in patients with hyperkalemia prior to the initiation of the Phase 3 clinical program. We cannot be certain that clinical trials evaluating RDX022 will establish a safety and efficacy profile sufficient to enable RDX227675 to gain approval by the FDA, or if approved, compete effectively with alternative and competing treatments. Further, it may not be possible or practicable to demonstrate, or if approved, to market on the basis of, certain of the benefits we believe RDX227675 may possess. Accordingly, there can be no assurance that RDX227675 will ever be successfully commercialized or that we will ever generate revenue from sales of RDX227675. If we are not successful in completing the development of, obtaining approval for, and commercializing RDX227675, or are significantly delayed in doing so, our business will be materially harmed.

We may not be successful in our efforts to develop our product candidates that are at an early stage of development, including RDX98940, the development candidate selected from our RDX009 program, or expand our pipeline of product candidates.

A key element of our strategy is to expand our pipeline of product candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. In December 2015, we selected RDX98940, as our development candidate for our RDX009 program and we intend to file an IND in the second half of 2016 to commence clinical trials in the U.S. This product candidate, and those product candidates that are in the discovery and lead identification stages of preclinical development will require substantial preclinical and clinical development, testing and regulatory approval prior to commercialization. In particular, tenapanor and RDX227675 are our only product candidates in clinical trials and all of our other product candidates are in the preclinical stage with significant research and development required before we could begin clinical studies. Of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our research programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Although our research and development efforts to date have resulted in several development programs, we may not be able to develop product candidates that are safe, effective and well-tolerated. Our research programs may initially show promise in identifying potential product candidates, and we may select candidates for development, yet we may fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	the research methodology used and our drug discovery and design platform may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective, well-tolerated or otherwise does not meet applicable regulatory or commercial criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe, effective and well-tolerated by patients, the medical community or third-party payors, if applicable.

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor and RDX227675, as well as our other product candidates, would compete against existing treatments. For example, tenapanor will, if approved, compete directly with phosphate binders for the treatment of hyperphosphatemia in ESRD patients, including sevelamer hydrochloride (Renagel) and sevelamer carbonate (Renvela), which were launched by Genzyme. Synthon announced the successful completion of a Phase 3 multicenter, randomized, double-blind, multiple-dose, crossover trial in Europe to compare safety and demonstrate equivalence of serum phosphate control of Synthon sevelamer carbonate tablets to Renvela tablets in chronic kidney disease patients on hemodialysis in April 2014. Currently, several pharmaceutical companies are distributing Synthon manufactured sevelamer carbonate tablets in multiple European countries including, but not limited to, the United Kingdom, Spain, Sweden and Denmark. In addition to the currently marketed phosphate binders, Keryx has received FDA approval for ferric citrate (Auryxia), an iron-based binder, that is also approved in Japan and we are aware of fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health. Additionally, RDX227675, if approved, will compete directly with Kayexalate and its generic equivalents, known as sodium polystyrene sulfonate, on the market in the United States. In addition, Relypsa just recently commercially launched patiromer (Veltassa) for the treatment of hyperkalemia, and a new drug application, or NDA, was submitted in June 2015, for a sodium zirconium cyclosilicate-based oral potassium binder being developed for the treatment of hyperkalemia by AstraZeneca after its acquisition of ZS Pharma in December 2015.

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

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to commercialize tenapanor or any of our other product candidates.

We currently do not have a sales organization. In order to commercialize or co-promote tenapanor and any of our other product candidates, either alone, or with a collaboration partner, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In order to commercialize tenapanor or RDX227675outside of the United States, we expect to enter into collaborative relationships with one or more third parties. Additionally, in order to commercialize tenapanor for IBS-C, we expect to enter into a collaborative relationship with one or more third parties in the United States to address the primary care market. There can be no assurances that we will be successful in establishing such relationships in a timely manner or on terms that are acceptable to us. If one or more of our product candidates receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

In July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extends this implementation date to January 1, 2024. As a result of the recent legislation, beginning in 2024, ESRD-related drugs will be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor and RDX227675, if approved. We may be unable to sell tenapanor and/or RDX227675, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If tenapanor, RDX227675 or our other product candidates receive marketing approval, we and our collaborating partners, if any, will be restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

If approved, tenapanor, RDX227675 and our other product candidates may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

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

Risks Related to Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of tenapanor, RDX227675 or our other product candidates, or prevent or delay the continued use of our drug discovery and development platform, including APECCS.

There have been many lawsuits and other proceedings asserting infringement or misappropriation of patents and other intellectual property rights in the pharmaceutical and biotechnology industries. There can be no assurances that we will not be subject to claims alleging that the manufacture, use or sale of tenapanor, RDX227675 or any other product candidates, or that the use of our drug discovery and development platform, including APECCS, infringes existing or future third-party patents, or that such claims, if any, will not be successful. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of tenapanor, RDX227675 or other product candidates or by the use of APECCS. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of tenapanor, RDX227675 or our other product candidates, or by the use of APECCS.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and planned clinical trials for tenapanor and RDX227675, our lead product candidate from our RDX022 program;

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	announcements of regulatory approval or a complete response letter to tenapanor or RDX227675, or specific label indications or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements relating to future collaboration partnerships;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to our product candidates;

•	the success of our testing and clinical trials;

•	Failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	the success of our efforts to obtain adequate intellectual property protection for our product candidates;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.

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

One of our principal stockholders own a significant percentage of our stock and, together with our management, will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2016, entities affiliated with New Enterprise Associates, a venture capital fund associated with one of our directors, collectively beneficially hold approximately 36.62% of our capital stock, including warrants exercisable for shares of our common stock, and together our executive officers and directors beneficially owned approximately 37.23% of our capital stock, including warrants exercisable for shares of our common stock. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with New Enterprise Associates alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2016, we had 34,630,148 shares of common stock outstanding. Of those shares, approximately 12.0 million, were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of March 31, 2016, approximately 2.4 million shares of common stock that are subject to outstanding options, were eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, approximately 2.2 million shares that are subject to outstanding warrants are eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 8.2 million shares of our outstanding common stock as of March 31, 2016, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101	The following financial statements, formatted in XBRL: (i) Condensed Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015; (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Condensed Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: May 9, 2016	By:	/s/ Mark Kaufmann
Mark Kaufmann Chief Financial Officer (Principal Accounting and Financial Officer)