Form 10-Q
period 2016-06-30
ARDELYX, INC.
filed 2016-08-08
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of August 3, 2016 was 47,250,496.

ARDELYX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$146,669	$107,004
Prepaid expenses and other current assets	3,735	5,027

Total current assets	150,404	112,031
Property and equipment, net	4,827	4,711
Other assets	148	104
Restricted cash	—	100

Total assets	$155,379	$116,946

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,746	$2,777
Accrued compensation and benefits	2,038	2,366
Accrued and other liabilities	7,277	2,580

Total current liabilities	14,061	7,723
Other long-term liabilities	713	322

Total liabilities	14,774	8,045

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized as of June 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2016 and December 31, 2015, respectively; 34,650,266 and 25,964,886 shares issued and outstanding as of June 30 2016 and December 31, 2015, respectively.	4	3
Additional paid-in capital	294,171	210,386
Accumulated deficit	(153,570)	(101,488)

Total stockholders’ equity	140,605	108,901

Total liabilities and stockholders’ equity	$155,379	$116,946

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Licensing revenue	$—	$17,727	$—	$21,611
Collaborative development revenue	—	416	—	2,415

Total revenue	—	18,143	—	24,026
Operating expenses:
Research and development	23,838	6,198	43,091	12,396
General and administrative	4,852	2,889	9,130	6,064

Total operating expenses	28,690	9,087	52,221	18,460

(Loss) income from operations	(28,690)	9,056	(52,221)	5,566
Other income (expense), net	77	(49)	139	(61)

(Loss) income before provision for income taxes	(28,613)	9,007	(52,082)	5,505
Provision for income taxes	—	—	—	—

Net (loss) income and comprehensive (loss) income	$(28,613)	$9,007	$(52,082)	$5,505

Basic net (loss) income per common share	$(0.83)	$0.43	$(1.53)	$0.28

Diluted net (loss) income per common share	$(0.83)	$0.42	$(1.53)	$0.27

Shares used in computing basic net (loss) income per share	34,636,559	20,880,235	34,051,785	19,749,778

Shares used in computing diluted net (loss) income per share	34,636,559	21,636,487	34,051,785	20,506,916

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Operating activities
Net (loss) income	$(52,082)	$5,505
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	631	278
Amortization of deferred financing costs	174	—
Amortization of deferred compensation for services	101	—
Stock-based compensation	2,476	1,165
Loss from disposal of fixed assets	—	11
Changes in operating assets and liabilities:
Accounts receivable	—	2,557
Prepaid expenses and other assets	1,073	(959)
Accounts payable	1,717	(631)
Accrued compensation and benefits	(328)	(192)
Accrued and other liabilities	5,089	886
Deferred revenue	—	(47,053)

Net cash used in operating activities	(41,149)	(38,433)

Investing activities
Purchases of property and equipment	(495)	(2,320)

Net cash used in investing activities	(495)	(2,320)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	80,837	74,654
Proceeds from exercise of stock options	472	317
Other	—	30

Net cash provided by financing activities	81,309	75,001

Net increase in cash and cash equivalents	39,665	34,248
Cash and cash equivalents at beginning of period	107,004	107,286

Cash and cash equivalents at end of period	$146,669	$141,534

Supplemental cash flow disclosure:
Cash paid during the period for income taxes	$—	$310
Supplemental noncash financing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$252	$134
Common stock issuance costs included in accounts payable and accrued liabilities	$—	$287

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or “the Company,” is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. The Company has developed a proprietary drug discovery and design platform enabling it, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing its platform, the Company discovered and designed its lead product candidate, tenapanor, which is currently being evaluated in two pivotal Phase 3 clinical studies in patients with constipation-predominant irritable bowel syndrome, or IBS-C. In a Phase 2b clinical study, tenapanor demonstrated the ability to lower elevated serum phosphorus levels in patients with end-stage renal disease, or ESRD. The Company has initiated the first of two registration studies to evaluate efficacy, safety and dosing regimens of tenapanor for the treatment of hyperphosphatemia, or elevated serum phosphorus in ESRD patients on dialysis. The Company is developing another drug candidate, RDX227675, the lead product candidate from its RDX022 program, for the treatment of hyperkalemia, or elevated serum potassium. The Company is pursuing a 505(b)(2) regulatory pathway for RDX227675. The Company has additional drug candidates in earlier research and development programs focused in GI and cardio-renal diseases, including RDX98940, the lead development compound from its RDX009 program focused on secretagogues of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013 program compounds focused on potassium secretagogues.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the entire year ending December 31, 2016 or future operating periods.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its condensed financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. This ASU clarifies two aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its condensed financial statements.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. This ASU addresses certain issues in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) regarding assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its condensed financial statements.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,202	$147,202	$—	$—

Total	$147,202	$147,202	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$105,819	$105,819	$—	$—
Certificates of deposit	100	—	100	—

Total	$105,919	$105,819	$100	$—

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

The carrying amounts reflected in the condensed balance sheets for cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at June 30, 2016 and December 31, 2015, due to their short-term nature.

NOTE 4. COLLABORATION AND LICENSING AGREEMENTS

AstraZeneca AB (“AstraZeneca”)

In October 2012, the Company entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, the Company received $75.0 million in up-front license fees and milestone payments which was recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which, prior to its termination in June 2015, we estimated to be December 2017.

In June 2015, the Company entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to the Company’s portfolio of NHE3 inhibitors, including the Company’s lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. AstraZeneca was obligated to supply the Company with clinical trial materials, drug substance and drug product. The Company was obligated to pay for clinical trial materials, drug substance and drug product with a maximum amount initially set at $10 million in the Termination Agreement, which maximum amount was subsequently reduced to $8.0 million pursuant to an amendment to the Termination Agreement (“Amendment Number One”) of which $6.0 million was paid during 2015 and $2.0 million was paid during the second quarter of 2016.

As the AstraZeneca Agreement was terminated in June 2015, the Company recognized the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015. Also in the three months ended June 30, 2015, the Company recorded a $15.0 million upfront payment for the return of the licenses as well as the $10.0 million payment for reimbursement of research and development expenses and the acceleration of the transfer of information and materials as a reduction in licensing revenue in the condensed statements of operations and comprehensive (loss) income.

NOTE 5. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units and the Company’s employee stock purchase program, the ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$681	$346	$1,306	$632
General and administrative	605	295	1,170	533

Total	$1,286	$641	$2,476	$1,165

At June 30, 2016, the Company had $11.8 million, $0.9 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, restricted stock unit grants and ESPP, respectively, that will be recognized over an average vesting period of 3.1 years, 3.4 years and 0.2 years, respectively.

NOTE 6. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and common stock equivalents. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net (loss) income per share when their effect is dilutive. Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income	$(28,613)	$9,007	$(52,082)	$5,505

Denominator:
Basic shares:
Weighted average common shares outstanding	34,636,559	20,880,235	34,051,785	19,749,778
Diluted shares:
Weighted average effect of dilutive stock options	—	692,110	—	724,890
Weighted average private placement warrants outstanding	—	64,142	—	32,248

	34,636,559	21,636,487	34,051,785	20,506,916

Net (loss) income per share - basic	$(0.83)	$0.43	$(1.53)	$0.28

Net (loss) income per share - diluted	$(0.83)	$0.42	$(1.53)	$0.27

For the three and six months ended June 30, 2016, the total number of anti-dilutive outstanding common stock equivalents excluded from the net loss per common share computation was 4.7 million and 4.6 million, respectively. For the three and six months ended June 30, 2015 the total number of anti-dilutive outstanding common stock equivalents excluded from the net loss per common share computation was 0.5 million and 0.4 million, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands)

	June 30,	December 31,
	2016	2015
Accrued clinical trial expenses	$4,202	$311
Accrued contract manufacturing	1,694	289
Accrued professional and consulting services	610	272
AZ clinical trial material accrual	—	1,328
Other	771	380

	$7,277	$2,580

NOTE 8. STOCKHOLDERS EQUITY

Option Exercises

For the three and six months ended June 30, 2016, employees exercised options to purchase zero and 6,250 shares, respectively, of the Company’s common stock with insignificant net proceeds to the Company. For the three and six months ended June 30, 2015, employees and consultants exercised options to purchase 20,189 and 46,401 shares of the Company’s common stock, respectively, with net proceeds to the Company of insignificant and approximately $0.1 million, respectively.

Employee Stock Purchase Plan

In February 2016, the Company sold 34,012 shares under the ESPP. The shares were purchased at a purchase price of $8.21 per share with proceeds to the Company of approximately $0.3 million.

Offerings of Common Stock and Warrants

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

Other than with respect to warrants issued to holders affiliated with New Enterprise Associates, the warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued in June 2015 have been exercised as of June 30, 2016.

In January 2016, the Company completed an underwritten public offering of 8,625,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $86.3 million. The Company received net proceeds from the offering of approximately $80.8 million, after deducting the underwriters’ discounts and commissions and offering expenses.

NOTE 9. SUBSEQUENT EVENTS

In July 2016, the Company sold and issued an aggregate of 12,600,230 shares of common stock in a private placement transaction for net proceeds of approximately $110.0 million. The price paid for the common stock was $8.73 per share which was equal to the consolidated closing bid price on the Nasdaq Global Market on the day of pricing, July 14, 2016.

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

ABOUT ARDELYX

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which is currently being evaluated in two pivotal Phase 3 clinical trials (T3MPO-1 and T3MPO-2) in patients with constipation predominant irritable bowel syndrome, or IBS-C. We, currently expect to receive results from T3MPO-1 in mid-2017, and results from T3MPO-2 are currently expected to be received at the end of 2017. In a Phase 2b clinical study, tenapanor demonstrated the ability to improve the symptoms of IBS-C. In a separate Phase 2b clinical trial, tenapanor demonstrated the ability to lower elevated serum phosphorus levels in patients with end-stage renal disease, or ESRD on dialysis. We have initiated the first of two registration studies to evaluate efficacy, safety and dosing regimens of tenapanor for the treatment of hyperphosphatemia, or elevated serum phosphorus, in ESRD patients on dialysis, and we expect to receive results from this trial in the first quarter of 2017. We are developing another drug candidate RDX227675, the lead product candidate from our RDX022 program, for the treatment of hyperkalemia, or elevated serum potassium. In June 2016, we announced the results of the final dosing arm of an open label clinical trial evaluating the pharmacodynamic activity of RDX227675 in healthy adult volunteers. Results from the last cohort evaluating once a day dosing (QD) of RDX227675 were consistent with the results of the twice daily (BID) and three times daily (TID) dosing cohorts which we announced in January 2016 which demonstrated that RDX227675 was generally well-tolerated at all doses evaluated and effectively binds to potassium in the GI tract. Results from the QD dosing cohort, demonstrated that a 13.8 g dose exhibited similar stool and urine potassium results to the previously reported BID and TID dosing with the same total daily dose of 13.8 g. These results support our plans to proceed with a Phase 3 clinical trial for RDX227675, which we currently expect to initiate in the fourth quarter of 2016. In the fourth quarter of 2016, we also plan to initiate an onset-of-action clinical trial in hyperkalemia patients with chronic kidney disease (CKD) on inhibitors of the renin–angiotensin–aldosterone system (RAASi) with results currently expected in the first half of 2017. We are pursuing a 505(b) (2) regulatory pathway for RDX227675. We have additional drug candidates in earlier research and development programs focused in GI and cardio-renal diseases including RDX98940, the lead development candidate from our RDX009 program focused on secretagogues of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013 program compounds, focused on potassium secretagogues. We currently expect to file an investigational new drug application, or IND, for RDX98940 in the fourth quarter of 2016.

AstraZeneca AB (“AstraZeneca”)

In October 2012, we entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, we received $75 million of up-front license and milestone fees. The amounts were recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which, prior to its termination in June 2015, we estimated to be December 2017.

In June 2015, we entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to our portfolio of NHE3 inhibitors, including our lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. We also paid AstraZeneca $10.0 million as reimbursement for certain research and development expenses incurred by AstraZeneca under the collaboration agreement during 2015, and the acceleration of the transfer of the information and materials to us. We also were obligated to pay for clinical trial materials, drug substance and drug product with a maximum amount initially set at $10 million in the Termination Agreement, which maximum amount was subsequently reduced to $8.0 million pursuant to an amendment to the Termination Agreement (“Amendment Number One”) of which $6.0 million was paid during 2015 and $2.0 million was paid during the three months ended June 30, 2016.

As the AstraZeneca Agreement was terminated in June 2015, we recognized the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015. Also in the three months ended June 30, 2015, we recorded a $15.0 million upfront payment for the return of the licenses as well as the $10.0 million payment for reimbursement of research and development expenses and the acceleration of the transfer of information and materials as a reduction in licensing revenue in the condensed statements of operations and comprehensive (loss) income.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our revenue in 2015 was generated from non-refundable license payments and reimbursements for research and development expenses under our past license agreements. We consider upfront payments to be licensing revenue, and we recognize licensing revenue ratably over the term of our estimated period of performance under the agreement. In addition to receiving upfront payments, under our past license agreements, we also received milestone and other contingent payments upon achieving predefined objectives. Such payments are recorded as revenue when we achieve the underlying milestone if it is deemed to be a substantive milestone at the date the arrangement is entered into. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. Reimbursements from AstraZeneca for development costs incurred under the AstraZeneca Agreement were classified as collaborative development revenue. There was no recognition of licensing and collaborative development revenue after the six-month period ended June 30, 2015.

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our unpartnered product candidates, and prior to the termination of the AstraZeneca Agreement, research and development expenses also included costs we incurred in connection with the development of tenapanor under the AstraZeneca Agreement. We recognize all research and development expenses as they are incurred.

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

We expect our research and development expenses for the remainder of 2016 to increase substantially from the levels incurred in the six months ended June 30, 2016, as we progress the development of tenapanor, RDX227675 and our other our internal product candidates, advance our discovery research projects into the preclinical stage and continue our early stage research including further development of our proprietary drug discovery and design platform. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

The successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollment and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical trials of our product candidates or if and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential. We will need to raise additional capital or may seek additional collaboration partnerships in the future in order to complete the development and commercialization of our product candidates, including tenapanor and RDX227675.

General and Administrative

General and administrative expenses include personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs includes salaries, bonus, benefits and stock-based compensation. We expect general and administrative expense for the remainder of 2016 to increase from the levels incurred in the six months ended June 30, 2016.

Provision for Income Taxes

We did not record a provision for income taxes for the three and six months ended June 30, 2016 because we expect to generate a net operating loss for the year ending December 31, 2016. Our deferred tax assets continue to be fully offset by a valuation allowance.

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

Results of Operations

Three and Six Months Ended June 30, 2016 and 2015

Revenue

Licensing revenues for the three and six months ended June 30, 2016 as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Licensing revenue	$—	$17,727	$—	$21,611
Dollar change from prior year	(17,727)		(21,611)
Percent change from prior year	-100%		-100%

Licensing revenue for the three months ended June 30, 2016 was zero, a decrease of $17.7 million, or 100%, compared to licensing revenue of $17.7 million for the three months ended June 30, 2015. Licensing revenue for the six months ended June 30, 2016 was zero, a decrease of $21.6 million, or 100%, compared to licensing revenue of $21.6 million for the six months ended June 30, 2015. Licensing revenue for the three and six months ended June 30, 2015 was related to the recognition of revenue from upfront and milestone payments. As our collaboration agreement with AstraZeneca was terminated in June 2015, there was no further recognition of revenue related to the upfront and milestone payments after the six-month period ended June 30, 2015.

Collaborative development revenue for the three and six months ended June 30, 2016 as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaborative development revenue	$—	$416	$—	$2,415
Dollar change from prior year	(416)		(2,415)
Percent change from prior year	-100%		-100%

Collaborative development revenue consists of our development expenses that were reimbursable to us by AstraZeneca as part of our license agreement. Collaborative development revenue for the three months ended June 30, 2016 was zero, a decrease of $0.4 million, or 100%, compared to $0.4 million for the three months ended June 30, 2015. Collaborative development revenue for the six months ended June 30, 2016 was zero, a decrease of $2.4 million, or 100%, compared to $2.4 million for the six months ended June 30, 2015. The decrease in both periods was due the termination of our collaboration with AstraZeneca and related cessation of reimbursement of research and development expenses.

Research and Development

Research and development expenses for the three and six months ended June 30, 2016 as compared to same period in the prior year were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$23,838	$6,198	$43,091	$12,396
Dollar change from prior year	17,640		30,695
Percent change from prior year	285%		248%

Research and development expenses were $23.8 million for the three months ended June 30, 2016, an increase of $17.6 million, or 285%, compared to $6.2 million for the three months ended June 30, 2015. Research and development expenses were $43.1 million for the six months ended June 30, 2016, an increase of $30.7 million, or 248%, compared to $12.4 million for the six months ended June 30, 2015. The change in both periods was primarily due to expenses incurred for clinical development activities associated with tenapanor as well as clinical manufacturing and process development activities associated with tenapanor, RDX227675 and RDX98940.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2016 as compared to the same period in the prior year were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative	$4,852	$2,889	$9,130	$6,064
Dollar change from prior year	1,963		3,066
Percent change from prior year	68%		51%

General and administrative expenses were $4.9 million for the three months ended June 30, 2016, an increase of $2.0 million, or 68%, compared to $2.9 million for the three months ended June 30, 2015. General and administrative expenses were $9.1 million for the six months ended June 30, 2016, an increase of $3.1 million, or 51%, compared to $6.1 million for the six months ended June 30, 2015. The increase in both periods was primarily due to an increase in professional services fees including fees for market research and commercialization activities, systems implementation and intellectual property management, as well as increases in personnel-related expenses and facility costs.

Liquidity and Capital Resources

The following table displays a summary of our cash and cash equivalents as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$146,669	$107,004

In June 2015, we closed a private placement financing in which we raised approximately $77.8 million in gross proceeds or $74.3 million in net proceeds, after deducting issuance costs.

On July 13, 2015, we filed a shelf registration statement on Form S-3 (File No. 333-205631) with the SEC, under which we may sell an aggregate of up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The S-3 shelf registration statement included a prospectus covering the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market offerings” pursuant to a Controlled Equity Offering Sales Agreement entered into with Cantor Fitzgerald on July 13, 2015.

In January 2016, we completed an underwritten public offering of 8,625,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $86.3 million. This offering was completed under our shelf registration statement filed on July 13, 2015, and we received net proceeds from the offering of approximately $80.8 million, after deducting the underwriters’ discounts and commissions and offering expenses.

Subsequent to June 30, 2016, we sold and issued an aggregate of 12,600,230 million shares of common stock in a private placement transaction in July 2016 for net proceeds of approximately $110.0 million.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of June 30, 2016 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We anticipate that we will require significant additional financing in the future to fund our operations, including to support the development, pre-commercialization and commercialization efforts for tenapanor and RDX227675. We may obtain such additional financing through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no credit facility or committed sources of capital, and there can be no assurances that such sources of capital or additional financing will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in patients with ESRD on dialysis, as well as our decision whether or not to pursue other indications for tenapanor;

•	the progress, timing, scope, results and costs of our clinical program for RDX227675, our lead product candidate from our RDX022 program;

•	the progress, timing, scope, results and costs of our IND enabling studies and early clinical development of RDX98940, our lead compound in the RDX009 program;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with our product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships to in-license or out-license our current programs or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash used in operating activities	$(41,149)	$(38,433)
Cash used in investing activities	(495)	(2,320)
Cash provided by financing activities	81,309	75,001

Net decrease in cash and cash equivalents	$39,665	$34,248

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2016 was approximately $41.1 million. The net loss of $52.1 million was offset by non-cash charges of $0.6 million for depreciation and amortization and $2.5 million for stock-based compensation. Cash was used to make advance payments of $1.1 million to vendors for clinical manufacturing activities. Accounts payable and accrued liabilities increased by $6.5 million due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX227675 and RDX98940. Additionally, cash was also used to fund general and administrative expenses incurred for market research and commercialization activities, systems implementation and intellectual property management

Net cash used in operating activities during the six months ended June 30, 2015 was approximately $38.4 million. The net income of $5.5 million was adjusted for non-cash charges of $0.3 million for depreciation and amortization $1.2 million for stock-based compensation. Deferred revenues of $47.1 million related to upfront payments from AstraZeneca were recognized in the six months ended June 30, 2015, and $1.7 million (net) cash was provided by payments from AstraZeneca offset by advance payments made to vendors for clinical manufacturing activities as well as an increase in accounts payable and other accrued liabilities at June 30, 2015.

Cash Flows from Investing Activities

Net cash used by investing activities was $0.5 million for the six months ended June 30, 2016 and was primarily due to the acquisition of property and equipment for our laboratory and office space.

Net cash used by investing activities was $2.3 million for the six months ended June 30, 2015 and was primarily due to the acquisition of property and equipment related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $81.3 million and was primarily due to net proceeds of $80.8 million from a public offering of common stock and the exercise of stock options and purchase rights.

Net cash provided by financing activities for the six months ended June 30, 2015 was $75.0 million and was primarily due to net proceeds of $74.7 million from issuance of common stock and the exercise of stock options and purchase rights.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period
Contractual Obligation:	Less than 1 year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Operating leases (1)	1,358	4,926	2,464	—	8,748

Total contractual obligations	$1,358	$4,926	$2,464	—	$8,748

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

In May 2016, we signed an amendment to our facility lease agreement in Fremont, California to add space and to extend the lease term through September 2021 (the “Third Amendment”). The Third Amendment provides for a tenant improvement allowance of up to $0.4 million and the extended lease has rent escalation clauses through the lease term. Rent increases, including the impact of a rent holiday and leasehold improvement allowance from the landlord, will be recognized as deferred rent and amortized on a straight-line basis over the term of the lease.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2016, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of June 30, 2016, we had an accumulated deficit of $153.6 million.

We expect that our operating losses will substantially increase for the foreseeable future as we continue the development of tenapanor and RDX227675. In the fourth quarter of 2015, we initiated two Phase 3 clinical trials to evaluate tenapanor for the treatment of IBS-C. In December 2015, we initiated a clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in end stage renal disease patients, and following an End-of-Phase 2 meeting with the FDA, we incorporated suggested changes to the statistical analysis plan allowing it to serve as the first of two registration trials to support the filing of an NDA. In addition, we expect our operating losses to substantially increase as we incur manufacturing costs for tenapanor and RDX227675, commence an onset-of-action and a Phase 3 clinical trial for RDX227675, complete IND enabling studies and commence a Phase 1 clinical trial for RDX98940, our lead development compound in our RDX009 program, and as we continue our discovery, research, development, manufacturing and commercialization activities.

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

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidates, tenapanor and RDX227675, and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with conducting the Phase 3 clinical programs for tenapanor and RDX227675, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in ESRD patients on dialysis as well as our decision whether or not to pursue other indications for tenapanor;

•	the progress, timing, scope, results and costs of our clinical program for RDX227675;

•	the progress, timing, scope, results and costs of IND enabling studies for RDX98940;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

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

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate and one of only two product candidates in clinical trials. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•	our ability to, in a timely manner and under terms that are acceptable to us, to establish one or more collaborative relationships for the commercialization of tenapanor;

•	the ability of the third-party manufacturers we contract with, to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain a commercially viable manufacturing processes that are compliant with current good manufacturing practice, or cGMP, requirements;

•	whether the long-term rat carcinogenicity study required for regulatory approval of tenapanor, which is currently ongoing, will provide data acceptable to the FDA, or whether we will be required to start a new long-term rat carcinogenicity study, which if required, could delay the development of tenapanor;

•	whether, as a result of the observation of the absorption of inactive metabolites of tenapanor seen in our radiolabeled human ADME study, the FDA or foreign regulatory authorities require additional nonclinical and/or clinical studies, which could delay the commercialization of tenapanor;

•	whether FDA or foreign regulatory authorities require additional clinical trials than those anticipated prior to approval to market tenapanor;

•	whether we will be required to conduct clinical trials in addition to those anticipated to obtain adequate commercial pricing;

•	the prevalence and severity of adverse side effects of tenapanor;

•	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;

•	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;

•	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;

•	our ability to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications, if tenapanor is approved for marketing and sale by the FDA or foreign regulatory authorities for both IBS-C and hyperphosphatemia in dialysis patients;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;

•	enforcing intellectual property rights in and to tenapanor;

•	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and

•	a continued acceptable safety and tolerability profile of tenapanor following approval.

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. We cannot be certain that tenapanor will be successful in non-clinical safety studies or clinical trials, or that it will receive regulatory approval. Further, it may not be possible or practicable to demonstrate, or if approved, to market on the basis of, certain of the benefits we believe tenapanor possesses. For example, the reduction of serum phosphorus is currently an approvable endpoint in ESRD patients on dialysis, but not for the broader CKD patient population in the United States. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, we may not generate sufficient revenue from sales of tenapanor, if approved. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in completing the development of, obtaining approval for, and commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays in our clinical studies. Furthermore, results of earlier studies and trials may not be predictive of future trial results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in preclinical and clinical studies for tenapanor do not ensure that the ongoing Phase 3 clinical trials for tenapanor, or future clinical trials, will demonstrate similar results. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. For example, in a Phase 2b study evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, we observed that the study met its primary endpoint by demonstrating a statistically significant dose-related decrease in serum phosphate levels for tenapanor-treated patients compared to patients receiving placebo, while also observing that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses were higher than expected based upon previous clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product.

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

With the advancement of RDX227675 into human studies in June 2015, and the expected initiation of both an onset-of-action clinical trial and a Phase 3 clinical trial for RDX227675 in the fourth quarter of 2016, we expect to invest a significant amount of our efforts and financial resources in the development of RDX227675. We are pursuing a 505(b)(2) regulatory path for approval of RDX227675, which, among other things allows us to rely on the FDA’s previous findings of safety and efficacy and may eliminate the need to conduct certain nonclinical and clinical studies of our product candidate. This regulatory pathway, which can accelerate development, may not be available to us if a pharmaceutically equivalent product to RDX227675 were approved prior to the approval of our 505(b)(2) application. If we are unable to rely upon a 505(b)(2) regulatory pathway for the approval of RDX227675, the development of RDX227675 may be substantially delayed or we may be required to abandon such development.

The clinical and commercial success of RDX227675will depend on a number of factors, including the following:

•	the ability of the third-party manufacturers we contract with, to successfully develop and scale up the manufacturing processes for RDX227675, which has not yet been demonstrated, to manufacture supplies of RDX227675 and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practice, or cGMP, requirements;

•	the significant expansion of the market for the treatment of hyperkalemia beyond its currently limited size, including the success of commercial launches of new hyperkalemia products and the use of any such products by nephrologists and cardiologists in the chronic setting;

•	our ability to successfully obtain labeling claims necessary or desirable for the commercial success of RDX227675;

•	the availability of, and the perceived advantages regarding the relative palatability, relative cost, relative safety, relative tolerance and relative efficacy of alternative and competing treatments;

•	the strength and breadth of any intellectual property protection that we may be granted for RDX227675, and our enforcement of any intellectual property rights in RDX227675;

•	the timely receipt of necessary marketing approvals and exclusivity periods, if any, from the FDA and foreign regulatory authorities;

•	our ability to successfully commercialize RDX227675, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of RDX227675;

•	obtaining and sustaining an adequate level of coverage and reimbursement for RDX227675 by third-party payors; and

•	the effectiveness of our marketing, sales and distribution strategy and operations.

As a result of pursuing a 505(b)(2) path for RDX227675, we will not evaluate the efficacy of RDX227675 in patients with hyperkalemia prior to the initiation of the Phase 3 clinical program. We cannot be certain that clinical trials evaluating RDX227675 will establish a safety and efficacy profile sufficient to enable RDX227675 to gain approval by the FDA, or if approved, compete effectively with alternative and competing treatments. Further, it may not be possible or practicable to demonstrate, or if approved, to market on the basis of, certain of the benefits we believe RDX227675 may possess. Accordingly, there can be no assurance that RDX227675 will ever be successfully commercialized or that we will ever generate revenue from sales of RDX227675. If we are not successful in completing the development of, obtaining approval for, and commercializing RDX227675, or are significantly delayed in doing so, our business will be materially harmed.

We may not be successful in our efforts to develop our product candidates that are at an early stage of development, including RDX98940, the development candidate selected from our RDX009 program, or expand our pipeline of product candidates.

A key element of our strategy is to expand our pipeline of product candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. In December 2015, we selected RDX98940 as our development candidate for our RDX009 program and we intend to file an IND in the fourth quarter of 2016 to commence clinical trials in the U.S. This product candidate, and those product candidates that are in the discovery and lead identification stages of preclinical development will require substantial preclinical and clinical development, testing and regulatory approval prior to commercialization. In particular, tenapanor and RDX227675 are our only product candidates in clinical trials and all of our other product candidates are in the preclinical stage with significant research and development required before we could begin clinical studies. Of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our research programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes, and in the a Phase 2b clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, we observed that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses was higher than expected based upon the results of previous clinical trials. In the event that trials conducted by us with tenapanor or trials we conduct with our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tenapanor, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us to cease further development of a product candidate for a particular indication, or entirely. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor and RDX227675, as well as our other product candidates, would compete against existing treatments. For example, tenapanor will, if approved, compete directly with phosphate binders for the treatment of hyperphosphatemia in ESRD patients on dialysis, including sevelamer hydrochloride (Renagel) and sevelamer carbonate (Renvela), which were launched by Genzyme. Synthon announced the successful completion of a Phase 3 multicenter, randomized, double-blind, multiple-dose, crossover trial in Europe to compare safety and demonstrate equivalence of serum phosphate control of Synthon sevelamer carbonate tablets to Renvela tablets in chronic kidney disease patients on hemodialysis in. Currently, several pharmaceutical companies are distributing Synthon manufactured sevelamer carbonate tablets in multiple European countries including, but not limited to, the United Kingdom, Spain, Sweden and Denmark. In addition to the currently marketed phosphate binders, Keryx has received FDA approval for ferric citrate (Auryxia), an iron-based binder, that is also approved in Japan and we are aware of fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health. Additionally, RDX227675, if approved, will compete directly with Kayexalate and its generic equivalents, known as sodium polystyrene sulfonate, on the market in the United States. In addition, Relypsa recently launched patiromer (Veltassa) in the United States for the treatment of hyperkalemia and announced its acquisition by Galenica in July 2016. Finally, a new drug application, or NDA, was submitted in June 2015, for a sodium zirconium cyclosilicate-based oral potassium binder being developed for the treatment of hyperkalemia by AstraZeneca after its acquisition of ZS Pharma in December 2015.

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

We currently do not have a sales organization. In order to commercialize or co-promote tenapanor and any of our other product candidates, either alone, or with a collaboration partner, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In order to commercialize tenapanor or RDX227675 outside of the United States, we expect to enter into collaborative relationships with one or more third parties. Additionally, in order to commercialize tenapanor for IBS-C, we expect to enter into a collaborative relationship with one or more third parties in the United States to address the primary care market. There can be no assurances that we will be successful in establishing such relationships in a timely manner or on terms that are acceptable to us. If one or more of our product candidates receives regulatory approval, we expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

Our ability to attract and retain collaboration partners or customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, presidential elections, other political influences and inflationary pressures. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. We cannot anticipate all the ways in which the current global economic climate and global financial market conditions could adversely impact our business.

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

Some participants in clinical studies of tenapanor have reported adverse effects after being treated with tenapanor, including diarrhea, nausea, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes and in the Phase 2b evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, we observed that the rate of diarrhea and the discontinuation rate due to diarrhea at the highest doses was higher than expected based upon the results of previous clinical trials. If we are successful in commercializing any products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and planned clinical trials for tenapanor and RDX227675, our lead product candidate from our RDX022 program;

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	announcements of regulatory approval or a complete response letter to tenapanor or RDX227675, or specific label restrictions or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements relating to future collaboration partnerships;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to our product candidates;

•	the success of our testing and clinical trials;

•	Failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	the success of our efforts to obtain adequate intellectual property protection for our product candidates;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.

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

As of June 30, 2016, entities affiliated with New Enterprise Associates or NEA, a venture capital fund associated with one of our directors, collectively beneficially hold approximately 36.6% of our capital stock, including warrants exercisable for shares of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 37.2% of our capital stock, including warrants exercisable for shares of our common stock. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with New Enterprise Associates alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

As of July 18, 2016, the date of the closing of our private placement of equity securities, entities affiliated with NEA, collectively beneficially hold approximately 31.8% of our capital stock, including warrants exercisable for shares of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 32.3% of our capital stock, including warrants exercisable for shares of our common stock. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with NEA alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2016, we had 34,650,266 shares of common stock outstanding. Of those shares, approximately 12.0 million, were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act. As of July 18, 2016, we had 47,250,496 shares of common stock outstanding. Of those shares, approximately 14.3 million, were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of June 30, 2016, approximately 2.5 million shares of common stock that are subject to outstanding options, were eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, approximately 2.2 million shares that are subject to outstanding warrants are eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 5.6 million shares of our outstanding common stock as of June 30, 2016, are entitled to rights with respect to the registration of their shares under the Securities Act. The holders of approximately 18.2 million shares of our outstanding common stock as of July 18, 2016, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Unregistered Sales of Equity Securities

On July 14, 2016, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with the purchasers named therein, or the Purchasers. Pursuant to the Purchase Agreement, on July 18, 2016 we sold an aggregate of 12,600,230 shares of common stock, or the Shares, for aggregate gross proceeds of approximately $110.0 million. The purchase price for each share was $8.73, which was equal to the consolidated closing bid price on the NASDAQ Global Market on the day of pricing, July 14, 2016.

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the Purchasers. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the SEC, by September 1, 2016 for purposes of registering the resale of the Shares We also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of any selling holder) incident to our obligations under the Registration Rights Agreement.

The issue and sale of the Shares pursuant to the Purchase is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated July 14, 2016.				X

10.2	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated July 14, 2016.				X

10.3	Third Amendment to Lease by and between Ardelyx, Inc. and 34175 Ardenwood venture, LLC, dated as of April 28, 2016.				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101	The following financial statements, formatted in XBRL: (i) Condensed Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Unaudited Condensed Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 8, 2016	By:	/s/ Mark Kaufmann
Mark Kaufmann Chief Financial Officer (Principal Accounting and Financial Officer)