Form 10-Q
period 2016-09-30
ARDELYX, INC.
filed 2016-11-07
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of November 1, 2016 was 47,301,894.

ARDELYX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$160,360	$107,004
Short-term investments	69,726	—
Prepaid expenses and other current assets	4,114	5,027

Total current assets	234,200	112,031
Property and equipment, net	6,969	4,711
Other assets	148	104
Restricted cash	—	100

Total assets	$241,317	$116,946

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,298	$2,777
Accrued compensation and benefits	2,227	2,366
Accrued and other liabilities	9,110	2,580

Total current liabilities	17,635	7,723
Other long-term liabilities	789	322

Total liabilities	18,424	8,045

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively; 47,295,834 and 25,964,886 shares issued and outstanding as of September 30 2016 and December 31, 2015, respectively.	5	3
Additional paid-in capital	405,514	210,386
Accumulated other comprehensive loss	(25)	—
Accumulated deficit	(182,601)	(101,488)

Total stockholders’ equity	222,893	108,901

Total liabilities and stockholders’ equity	$241,317	$116,946

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Licensing revenue	$—	$—	$—	$21,611
Collaborative development revenue	—	—	—	2,415

Total revenue	—	—	—	24,026
Operating expenses:
Research and development	24,863	14,705	67,951	27,101
General and administrative	4,337	3,374	13,469	9,438

Total operating expenses	29,200	18,079	81,420	36,539

Loss from operations	(29,200)	(18,079)	(81,420)	(12,513)
Other income (expense), net	169	(77)	307	(138)

Loss before provision for income taxes	(29,031)	(18,156)	(81,113)	(12,651)
Provision for income taxes	—	30	—	30

Net loss	$(29,031)	$(18,126)	$(81,113)	$(12,621)

Net loss per common share, basic and diluted	$(0.65)	$(0.70)	$(2.15)	$(0.58)

Shares used in computing basic net loss per share, basic and diluted	44,935,126	25,930,928	37,706,045	21,859,383

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(29,031)	$(18,126)	$(81,113)	$(12,621)
Unrealized loss on available-for-sale securities, net of tax	(25)	—	(25)	—

Comprehensive loss	$(29,056)	$(18,126)	$(81,138)	$(12,621)

ARDELYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(81,113)	$(12,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	904	540
Amortization of deferred financing costs	289	88
Amortization of deferred compensation for services	148	—
Amortization of premium on investment securities	(11)	—
Stock-based compensation	3,767	1,877
Loss from disposal of fixed assets	—	64
Changes in operating assets and liabilities:
Accounts receivable	—	2,584
Prepaid expenses and other assets	719	(3,107)
Accounts payable	2,678	(281)
Accrued compensation and benefits	(139)	48
Accrued and other liabilities	6,785	7,624
Deferred revenue	—	(47,053)

Net cash used in operating activities	(65,973)	(50,237)

Investing activities
Purchases of short-term investments	(69,740)	—
Purchases of property and equipment	(2,108)	(3,000)

Net cash used in investing activities	(71,848)	(3,000)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	190,574	74,322
Proceeds from issuance of common stock under stock plans	603	646
Other	—	30

Net cash provided by financing activities	191,177	74,998

Net increase in cash and cash equivalents	53,356	21,761
Cash and cash equivalents at beginning of period	107,004	107,286

Cash and cash equivalents at end of period	$160,360	$129,047

Supplemental cash flow disclosure:
Cash paid during the period for income taxes	$—	$69
Supplemental noncash investing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$1,054	$—

See accompanying notes to Condensed Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or “the Company,” is a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. The Company has developed a proprietary drug discovery and design platform enabling it, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing its platform, the Company discovered and designed its lead product candidate, tenapanor, which is currently being evaluated in two Phase 3 clinical trials in patients with irritable bowel syndrome with constipation, or IBS-C. In a Phase 2b clinical trial, tenapanor demonstrated the ability to lower elevated serum phosphorus levels in patients with end-stage renal disease, or ESRD, on dialysis. The Company has initiated the first of two Phase 3 clinical trials to evaluate efficacy, safety and dosing regimens of tenapanor for the treatment of hyperphosphatemia, or elevated serum phosphorus in ESRD patients on dialysis. The Company is developing another drug candidate, RDX227675, for the treatment of hyperkalemia, or elevated serum potassium. The Company is pursuing a 505(b)(2) regulatory pathway for RDX227675. The Company has additional drug candidates in earlier research and development programs focused in GI and cardio-renal diseases, including RDX98940, focused on secretagogues of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013 program compounds focused on potassium secretagogues.

Basis of Presentation

These unaudited condensed financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the entire year ending December 31, 2016 or future operating periods.

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

Recent Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a deferral of the effective date of this ASU by one year, and to permit entities to adopt up to one year earlier if they choose. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points in the new Topic 606 - Revenue from Contracts with Customers, including ASU 2016-08 (“Principal versus Agent Considerations—Reporting Revenue Gross versus Net”), ASU 2016-10 (“Identifying Performance Obligations and Licensing”), ASU 2016-11 (“Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”) and ASU 2016-12 (“Narrow-Scope Improvements and Practical Expedients”). The Company plans to adopt all these standards on January 1, 2018. The Company plans to modify its accounting policies to reflect the requirements of these standards and plans to select a retrospective transition method. The Company did not recognize revenue for the three- or nine-months ended September 30, 2016, and therefore, the planned adoption of this standard will not affect the Company’s condensed financial statements and related disclosures for these periods or future periods until the Company reports revenues.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and applies to annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s condensed financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short term leases) at the commencement date. Lessor accounting under ASU 2016-02 is largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company has not yet selected an implementation date nor has it determined the effect of the standard on the Company’s ongoing financial reporting.

In March 2016, the FASB issued Accounting Standards 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This pronouncement is effective for the Company on July 1, 2017, and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The adoption of ASU 2016-09 is not expected to have a material effect on the Company’s condensed financial statements.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides additional guidance on the presentation and classification of certain items in the statement of cash flows. Early adoption is permitted and the standard shall be applied retrospectively. The adoption of ASU 2016-15 is not expected to have a material effect on the Company’s condensed financial statements.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its condensed financial statements as a result of future adoption.

NOTE 3. CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of September 30, 2016 and December 31, 2015 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	September 30, 2016
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$3,782	$—	$—	$3,782
Money market funds	137,412	—	—	137,412
Corporate bonds	6,166	—	—	6,166
Commercial paper	13,000	—	—	13,000

Total cash and cash equivalents	$160,360	$—	$—	$160,360
Short-term investments
Corporate bonds	30,565	—	(20)	$30,545
Commercial paper	39,186	9	(14)	39,181

Total short-term investments	$69,751	$9	$(34)	$69,726

Total	$230,111	$9	$(34)	$230,086

	December 31, 2015
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	1,185	$—	$—	$1,185
Money market funds	$105,819	$—	$—	$105,819

Total cash and cash equivalents	$107,004	$—	$—	$107,004

Cash equivalents consist of money market funds and corporate debt securities with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable estimate of fair value. The Company invests its cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within stockholders’ equity on the Company’s condensed balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. For the three and nine-month period ended September 30, 2016, there were no realized gains or losses on the available-for-sale securities.

All available-for-sale securities held as of September 30, 2016 had contractual maturities of less than one year. Investments that have maturities beyond one year as of the end of the reporting period are classified as non-current. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of September 30, 2016, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

NOTE 4. FAIR VALUE MEASUREMENTS

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$137,412	$137,412	$—	$—
Corporate bonds	36,711	—	36,711	—
Commercial paper	52,181	—	52,181	—

Total	$226,304	$137,412	$88,892	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$105,819	$105,819	$—	$—
Certificates of deposit	100	—	100	—

Total	$105,919	$105,819	$100	$—

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. The Company classifies certificates of deposit, corporate bonds and commercial paper as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. There were no transfers between Level 1 and Level 2 during the periods presented.

The carrying amounts reflected in the condensed balance sheets for cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at September 30, 2016 and December 31, 2015, due to their short-term nature.

NOTE 5. COLLABORATION AND LICENSING AGREEMENTS

AstraZeneca AB (“AstraZeneca”)

In October 2012, the Company entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, the Company received $75.0 million in up-front license fees and milestone payments which were recorded as deferred revenue when received and recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which, prior to its termination in June 2015, we estimated to be December 2017. In June 2015, the Company entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to the Company’s portfolio of NHE3 inhibitors, including the Company’s lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. Concurrent with the Termination Agreement, the Company recognized all remaining deferred revenue.

NOTE 6. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units and the Company’s employee stock purchase program, or ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$685	$333	$1,992	$965
General and administrative	606	379	1,775	912

Total	$1,291	$712	$3,767	$1,877

At September 30, 2016, the Company had $10.7 million, $0.8 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, restricted stock unit grants and ESPP, respectively, that will be recognized over an average vesting period of 3.0 years, 3.2 years and 0.4 years, respectively.

NOTE 7. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and common stock equivalents. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Basic and diluted loss per share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(29,031)	$(18,126)	$(81,113)	$(12,621)

Denominator:
Weighted average common shares outstanding - basic and diluted	44,935,126	25,930,928	37,706,045	21,859,383

Net loss per share - basic and diluted	$(0.65)	$(0.70)	$(2.15)	$(0.58)

For the three and nine months ended September 30, 2016, the total number of anti-dilutive outstanding common stock equivalents excluded from the net loss per common share computation was 4.7 million and 4.6 million, respectively. For the three and nine months ended September 30, 2015 the total number of anti-dilutive outstanding common stock equivalents excluded from the net loss per common share computation was 1.8 million and 1.4 million, respectively.

NOTE 8. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands)

	September 30,	December 31,
	2016	2015
Accrued clinical trial expenses	$5,916	$311
Accrued contract manufacturing	2,083	289
Accrued professional and consulting services	287	272
AZ clinical trial material accrual	—	1,328
Other	824	380

	$9,110	$2,580

NOTE 9. STOCKHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2016, employees exercised options to purchase 10,331 and 16,581 shares, respectively, of the Company’s common stock with insignificant net proceeds to the Company. For the three and nine months ended September 30, 2015, employees and consultants exercised options to purchase 21,438 and 67,839 shares of the Company’s common stock, respectively, with net proceeds to the Company of insignificant and $0.1 million, respectively.

Employee Stock Purchase Plan

In February 2016, the Company sold 34,012 shares under the ESPP. The shares were purchased at a purchase price of $8.21 per share with proceeds to the Company of approximately $0.3 million. In August 2016, the Company sold 35,042 shares under the ESPP. The shares were purchased at a purchase price of $8.47 per share with proceeds to the Company of approximately $0.3 million.

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

Other than with respect to warrants issued to holders affiliated with New Enterprise Associates, the warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued in June 2015 have been exercised as of September 30, 2016.

In January 2016, the Company completed an underwritten public offering of 8,625,000 shares of common stock at an offering price of $10.00 per share for gross proceeds of $86.3 million. The Company received net proceeds from the offering of approximately $80.8 million, after deducting the underwriters’ discounts and commissions and offering expenses.

In July 2016, the Company sold and issued an aggregate of 12,600,230 shares of common stock in a private placement transaction at an offering price of $8.73 per share for gross proceeds of $110.0 million. The Company received net proceeds from the offering of approximately $109.7 million, after deducting offering expenses. In August 2016, the Company filed a registration statement with the SEC registering the resale of the common stock sold and issued in the private placement transaction.

NOTE 10. SUBSEQUENT EVENTS

None.

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

ABOUT ARDELYX

We are a clinical-stage biopharmaceutical company focused on the discovery, development and commercialization of innovative, minimally-systemic therapeutic drugs that work exclusively in the gastrointestinal, or GI, tract to treat cardio-renal and GI diseases. We have developed a proprietary drug discovery and design platform enabling us, in a rapid and cost-efficient manner, to discover and design novel drug candidates. Utilizing our platform, we discovered and designed our lead product candidate, tenapanor, which is currently being evaluated in two Phase 3 clinical trials (T3MPO-1 and T3MPO-2) in patients with predominant irritable bowel syndrome with constipation, or IBS-C. We, currently expect to receive results from T3MPO-1 in mid-2017, and results from T3MPO-2 are currently expected to be received at the end of 2017. In a Phase 2b clinical study, tenapanor demonstrated the ability to improve the symptoms of IBS-C. In a separate Phase 2b clinical study, tenapanor demonstrated the ability to lower elevated serum phosphorus levels in patients with end-stage renal disease, or ESRD on dialysis. The first of two Phase 3 clinical trials to evaluate efficacy, safety and dosing regimens of tenapanor for the treatment of hyperphosphatemia, or elevated serum phosphorus, in ESRD patients on dialysis is fully enrolled, and we currently expect to receive results from this trial in the first quarter of 2017. We are developing another drug candidate, RDX227675, for the treatment of hyperkalemia, or elevated serum potassium. In June 2016, we announced the results of the final dosing arm of an open label clinical trial evaluating the pharmacodynamic activity of RDX227675 in healthy adult volunteers. Results from a pharmacodynamic study evaluating RDX227675 in healthy adult volunteers demonstrated that a 13.8 g dose of RDX227675 administered once daily exhibited similar stool and urine potassium results to the same total daily dose of 13.8 g administered twice (BID) or three times (TID) daily. Additionally, RDX227675 was generally well-tolerated at all doses evaluated. These results support our plans to proceed with a Phase 3 clinical trial for RDX227675, which we currently expect to initiate in the fourth quarter of 2016. Additionally, in the fourth quarter of 2016, we also plan to initiate an onset-of-action clinical trial in hyperkalemia patients with chronic kidney disease (CKD) on inhibitors of the renin–angiotensin–aldosterone system (RAASi) with results currently expected in the first half of 2017. We are pursuing a 505(b) (2) regulatory pathway for RDX227675. We have been granted a United States composition of matter patent providing patent protection for RDX227675 through at least 2035. We have additional drug candidates in earlier research and development programs focused in GI and cardio-renal diseases including RDX98940 a secretagogue of glucagon-like peptide-1, or GLP-1, and glucagon-like peptide-2, or GLP-2, and RDX013 program compounds that are potassium secretagogues. We currently expect to file an investigational new drug application, or IND, for RDX98940 in the fourth quarter of 2016.

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

In October 2012, we entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, we received $75.0 million of up-front license and milestone fees. The amounts were recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement, which, prior to its termination in June 2015, we estimated to be December 2017. Reimbursements from AstraZeneca for development costs incurred under the AstraZeneca Agreement were classified as collaborative development revenue. In June 2015, we entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to our portfolio of NHE3 inhibitors, including our lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. Concurrent with the Termination Agreement, we recognized all remaining deferred revenue. There was no recognition of licensing and collaborative development revenue after the six-month period ended June 30, 2015.

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

We expect our research and development expenses during the quarter ended December 31, 2016 to increase from the levels incurred in the three months ended September 30, 2016, as we progress the development of tenapanor, RDX227675 and our other our internal product candidates, advance our discovery research projects into the preclinical stage and continue our early stage research including further development of our proprietary drug discovery and design platform.

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

General and Administrative

General and administrative expenses include personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs includes salaries, bonus, benefits and stock-based compensation. We expect general and administrative expense during the three months ended December 31, 2016 to remain consistent with the levels incurred in the three months ended September 30, 2016.

Provision for Income Taxes

We did not record a provision for income taxes for the three and nine months ended September 30, 2016 because we expect to generate a net operating loss for the year ending December 31, 2016. Our deferred tax assets continue to be fully offset by a valuation allowance.

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

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

Revenue

Licensing revenues for the three and nine months ended September 30, 2016 as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Licensing revenue	$—	$—	$—	$21,611
Dollar change from prior year	—		(21,611)
Percent change from prior year	0%		-100%

Licensing revenue for the three months ended September 30, 2016 and September 30, 2015 was zero. Licensing revenue for the nine months ended September 30, 2016 was zero, a decrease of $21.6 million, or 100%, compared to licensing revenue of $21.6 million for the nine months ended September 30, 2015. Licensing revenue for the nine months ended September 30, 2015 was related to the recognition of revenue from upfront and milestone payments related to our collaboration agreement with AstraZeneca. As our collaboration agreement with AstraZeneca was terminated in June 2015, there was no further recognition of revenue related to the upfront and milestone payments after the six-month period ended June 30, 2015.

Collaborative development revenue for the three and nine months ended September 30, 2016 as compared to the same period in the prior year was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collaborative development revenue	$—	$—	$—	$2,415
Dollar change from prior year	—		(2,415)
Percent change from prior year	0%		-100%

Collaborative development revenue consists of our development expenses that were reimbursable to us by AstraZeneca as part of our collaboration agreement. Collaborative development revenue for the three months ended September 30, 2016 and September 30, 2015 was zero. Collaborative development revenue for the nine months ended September 30, 2016 was zero, a decrease of $2.4 million, or 100%, compared to $2.4 million for the nine months ended September 30, 2015. The decrease was due the termination of our collaboration with AstraZeneca and related cessation of reimbursement of research and development expenses.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2016 as compared to same period in the prior year were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$24,863	$14,705	$67,951	$27,101
Dollar change from prior year	10,158		40,850
Percent change from prior year	69%		151%

Research and development expenses were $24.9 million for the three months ended September 30, 2016, an increase of $10.2 million, or 69%, compared to $14.7 million for the three months ended September 30, 2015. Research and development expenses were $68.0 million for the nine months ended September 30, 2016, an increase of $40.9 million, or 151%, compared to $27.1 million for the nine months ended September 30, 2015. The change in both periods was primarily due to expenses incurred for clinical development activities associated with tenapanor including the commencement of two Phase 3 clinical trials in IBS-C and a Phase 3 clinical trial in hyperphosphatemia, as well as clinical manufacturing and process development activities associated with tenapanor, RDX227675 and RDX98940.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2016 as compared to the same period in the prior year were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General and administrative	$4,337	$3,374	$13,469	$9,438
Dollar change from prior year	963		4,031
Percent change from prior year	29%		43%

General and administrative expenses were $4.3 million for the three months ended September 30, 2016, an increase of $1.0 million, or 29%, compared to $3.4 million for the three months ended September 30, 2015. General and administrative expenses were $13.5 million for the nine months ended September 30, 2016, an increase of $4.0 million, or 43%, compared to $9.4 million for the nine months ended September 30, 2015. The increase in both periods was primarily due to an increase in professional services fees including fees for market research and commercialization activities, systems implementation and intellectual property management, as well as increases in personnel-related expenses and facility costs.

Liquidity and Capital Resources

The following table displays a summary of our cash and cash equivalents as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$160,360	$107,004
Short-term investments	69,726	—

	$230,086	$107,004

As of September 30, 2016, we have total cash and cash equivalents and short-term investments of $230.1 million.

On July 13, 2015, we filed a shelf registration statement on Form S-3 (File No. 333-205631) with the SEC, under which we may sell an aggregate of up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contract and/or units. The S-3 shelf registration statement included a prospectus covering the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market,” or “ATM offerings” pursuant to a Controlled Equity Offering Sales Agreement entered into with Cantor Fitzgerald on July 13, 2015. No shares of common stock have been sold to date in ATM offerings.

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

In July 2016, we sold and issued an aggregate of 12,600,230 shares of common stock in a private placement transaction at an offering price of $8.73 per share for gross proceeds of $110.0 million. We received net proceeds from the offering of approximately $109.7 million, after deducting offering expenses. On August 11, 2016, we filed a registration statement on Form S-3 (File No. 333-213085) with the SEC registering the resale of the common stock sold and issued in the private placement transaction.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of September 30, 2016 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We anticipate that we will require significant additional financing in the future to fund our operations, including to support the development, pre-commercialization and commercialization efforts for tenapanor, RDX227675 and RDX98940. We may obtain such additional financing through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no credit facility or committed sources of capital, and there can be no assurances that such sources of capital or additional financing will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in patients with ESRD on dialysis, as well as our decision whether or not to pursue other indications for tenapanor;

•	the progress, timing, scope, results and costs of our clinical program for RDX227675;

•	the progress, timing, scope, results and costs of our IND enabling studies and early clinical development of RDX98940;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with our product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships to in-license or out-license our current programs or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(65,973)	$(50,237)
Cash used in investing activities	(71,848)	(3,000)
Cash provided by financing activities	191,177	74,998

Net decrease in cash and cash equivalents	$53,356	$21,761

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2016 was approximately $66.0 million. The net loss of $81.1 million was offset by (i) an increase of accounts payable and accrued liabilities of $9.3 million due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX227675 and RDX98940, (ii) non-cash charges of $1.3 million for depreciation and amortization and $3.8 million for stock-based compensation and (iii) advance payments of $0.7 million to vendors for clinical development and manufacturing activities.

Net cash used in operating activities during the nine months ended September 30, 2015 was approximately $50.2 million. The net loss of $12.6 million was adjusted for (i) the recognition of deferred revenues of $47.1 million related to upfront payments from AstraZeneca, (ii) an increase of accounts payable and accrued liabilities of $7.4 million due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX227675 and RDX98940, (iii) non-cash charges of $0.6 million for depreciation and amortization and $1.9 million for stock-based compensation, (iv) advance payments of $3.1 million to vendors for clinical development and manufacturing activities, and (v) an increase accounts receivable of $2.6 million due to the termination of our collaboration with AstraZeneca.

Cash Flows from Investing Activities

Net cash used by investing activities was $71.8 million for the nine months ended September 30, 2016 and was primarily due to purchases of marketable securities of $69.7 million and acquisition of property and equipment of $2.1 million related to the expansion of our laboratory and related equipment.

Net cash used by investing activities was $3.0 million for the nine months ended September 30, 2015 and was primarily due to the acquisition of property and equipment related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $191.2 million and was primarily due to net proceeds of $190.6 million from a public offering of common stock.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $75.0 million and was primarily due to net proceeds of $74.3 million from sale and issuance of common stock in a private placement.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
Contractual Obligation:	Less than 1 year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Operating leases (1)	$1,449	$5,067	$1,957	$—	$8,473

Total contractual obligations	$1,449	$5,067	$1,957	$—	$8,473

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2016, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of September 30, 2016, we had an accumulated deficit of $182.6 million.

We expect that our operating losses will substantially increase for the foreseeable future as we incur development and manufacturing costs for tenapanor and RDX227675, prepare for the commercialization of tenapanor and RDX227675, commence an onset-of-action and a Phase 3 clinical trial for RDX227675, incur manufacturing costs for RDX98940, complete IND enabling studies and commence a Phase 1 clinical trial for RDX98940, and as we continue our discovery and research activities.

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

We have no products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	the successful completion of nonclinical and clinical development of our product candidates;

•	obtaining regulatory approvals for our product candidates, either on our own, or with one or more collaboration partners;

•	our ability to successfully commercialize our product candidates, either on our own, or with one or more collaboration partners;

•	developing a sustainable and scalable manufacturing process for any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support clinical development and the market demand for our product candidates, if approved;

•	obtaining market acceptance of our product candidates, if approved, as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring, in-licensing and/or developing new product candidates;

•	negotiating favorable terms in any collaboration partnership, licensing or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and

•	attracting, hiring, and retaining qualified personnel.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our planned clinical programs for tenapanor, RDX227675, RDX98940 or our other product development and platform development activities.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidates, tenapanor and RDX227675, and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with conducting the clinical programs for tenapanor, RDX227675, and RDX98940, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in ESRD patients on dialysis as well as our decision whether or not to pursue other indications for tenapanor;

•	the progress, timing, scope, results and costs of our clinical program for RDX227675;

•	the progress, timing, scope, results and costs of IND enabling studies and clinical trials for RDX98940;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay the clinical development of tenapanor, RDX227675 or RDX98940, delay, limit, reduce or terminate our research activities, preclinical and clinical trials for our other product candidates and our establishment and maintenance of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, either alone or with a collaboration partner.

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

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate and one of only two product candidates in clinical trials. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•	our ability to, in a timely manner and under terms that are acceptable to us, to establish one or more collaborative relationships for the commercialization of tenapanor;

•	the ability of the third-party manufacturers we contract with, to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practice, or cGMP, requirements;

•	whether, as a result of the observation of the absorption of inactive metabolites of tenapanor seen in our radiolabeled human ADME study, the FDA or foreign regulatory authorities require additional nonclinical and/or clinical studies, which could delay the commercialization of tenapanor;

•	whether FDA or foreign regulatory authorities require additional clinical trials than those anticipated prior to approval to market tenapanor;

•	whether we will be required to conduct clinical trials in addition to those anticipated to obtain adequate commercial pricing;

•	the prevalence and severity of adverse side effects of tenapanor;

•	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;

•	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;

•	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;

•	our ability to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications, if tenapanor is approved for marketing and sale by the FDA or foreign regulatory authorities for both IBS-C and hyperphosphatemia in dialysis patients;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;

•	enforcing intellectual property rights in and to tenapanor;

•	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and

•	a continued acceptable safety and tolerability profile of tenapanor following approval.

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

We intend to devote significant resources to the development of RDX227675which may not be successful in nonclinical studies or clinical trials, receive regulatory approval or be successfully commercialized.

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

The clinical and commercial success of RDX227675 will depend on a number of factors, including the following:

•	the ability of the third-party manufacturers we contract with, to successfully develop and scale up the manufacturing processes for RDX227675, which has not yet been demonstrated, to manufacture supplies of RDX227675 and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practice, or cGMP, requirements;

•	the significant expansion of the market for the treatment of hyperkalemia beyond its currently limited size, including the success of commercial launches of new hyperkalemia products and the use of any such products by nephrologists and cardiologists in the chronic setting;

•	our ability to successfully obtain labeling claims necessary or desirable for the commercial success of RDX227675;

•	the availability of, and the perceived advantages regarding the relative palatability, relative cost, relative safety, relative tolerance and relative efficacy of alternative and competing treatments;

•	the strength and breadth of any intellectual property protection that we may be granted for RDX227675, and our enforcement of any intellectual property rights in RDX227675;

•	the timely receipt of necessary marketing approvals and exclusivity periods, if any, from the FDA and foreign regulatory authorities;

•	our ability to successfully commercialize RDX227675, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of RDX227675;

•	obtaining and sustaining an adequate level of coverage and reimbursement for RDX227675 by third-party payors; and

•	the effectiveness of our marketing, sales and distribution strategy and operations.

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

We may not be successful in our efforts to develop our product candidates that are at an early stage of development, including RDX98940 or expand our pipeline of product candidates.

A key element of our strategy is to expand our pipeline of product candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. In December 2015, we selected RDX98940 as our development candidate for our RDX009 program and we currently expect to file an IND in the fourth quarter of 2016 to commence clinical trials in the U.S. This product candidate, and those product candidates that are in the discovery and lead identification stages of preclinical development will require substantial preclinical and clinical development, testing and regulatory approval prior to commercialization. Of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our research programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

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

We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct clinical trials and, in some cases, nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct some of our nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with current good laboratory practices, or GLPs, for nonclinical studies, and good clinical practices, or GCPs, for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in nonclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Even if our product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.

Even if our product candidates obtain FDA or other regulatory approvals, and are ultimately commercialized, our product candidates may not achieve market acceptance among physicians, patients, third-party payors, patient advocacy groups, and the medical community. Market acceptance of our product candidates for which marketing approval is obtained depends on a number of factors, including:

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor and RDX227675, as well as our other product candidates, would compete against existing treatments. For example, tenapanor will, if approved, compete directly with phosphate binders for the treatment of hyperphosphatemia in ESRD patients on dialysis, including sevelamer hydrochloride (Renagel) and sevelamer carbonate (Renvela), which were launched by Genzyme. Synthon announced the successful completion of a Phase 3 multicenter, randomized, double-blind, multiple-dose, crossover trial in Europe to compare safety and demonstrate equivalence of serum phosphate control of Synthon sevelamer carbonate tablets to Renvela tablets in chronic kidney disease patients on hemodialysis in 2014. Currently, several pharmaceutical companies are distributing Synthon manufactured sevelamer carbonate tablets in multiple European countries including, but not limited to, the United Kingdom, Spain, Sweden and Denmark. In addition to the currently marketed phosphate binders, Keryx has received FDA approval for ferric citrate (Auryxia), an iron-based binder, that is also approved in Japan and we are aware of fermagate (Alpharen), an iron-based binder in Phase 2 being developed by Opko Health. Additionally, RDX227675, if approved, will compete directly with Kayexalate and its generic equivalents, known as sodium polystyrene sulfonate, on the market in the United States. In addition, Relypsa, which was acquired by Galenica in September 2016, launched patiromer (Veltassa) in the United States for the treatment of hyperkalemia in December 2015. Finally, a new drug application, or NDA, was submitted in June 2015, for a sodium zirconium cyclosilicate-based oral potassium binder being developed for the treatment of hyperkalemia by AstraZeneca after its acquisition of ZS Pharma in December 2015.

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

We currently do not have a sales organization. In order to commercialize or co-promote tenapanor, RDX227675 or any of our other product candidates, either alone, or with a collaboration partner, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In order to commercialize tenapanor or RDX227675 outside of the United States, we may enter into collaborative relationships with one or more third parties. Additionally, in order to commercialize tenapanor for IBS-C, we may enter into a collaborative relationship with one or more third parties in the United States to address the primary care market. There can be no assurances that we will be successful in establishing such relationships in a timely manner or on terms that are acceptable to us. If one or more of our product candidates receives regulatory approval, we currently expect to establish a specialty sales organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates.

We rely completely on third parties to manufacture our nonclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidate. Our business would be harmed if those third parties fail to obtain approval of the FDA, Competent Authorities of the Member States of the EEA or comparable regulatory authorities, fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our nonclinical and clinical drug supplies for use in the conduct of our nonclinical and clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture any drug products must be approved by the FDA pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We do not control the manufacturing process of our product candidates, and we are completely dependent on our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products.

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

Even if a drug is approved by the FDA or foreign regulatory authorities, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP regulations for any clinical trials that we conduct post-approval. As such, we and our third party contract manufacturers will be subject to continual review and periodic inspections to assess compliance with regulatory requirements. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. Regulatory authorities may also impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.

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

All entities involved in the preparation of product candidates for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or comparable regulatory filing on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and planned clinical trials for tenapanor and RDX227675;

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	announcements of regulatory approval or a complete response letter to tenapanor or RDX227675, or specific label restrictions or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements relating to future collaboration partnerships;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to our product candidates;

•	the success of our testing and clinical trials;

•	failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	the success of our efforts to obtain adequate intellectual property protection for our product candidates;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.

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

As of September 30, 2016, entities affiliated with New Enterprise Associates or NEA, a venture capital fund associated with one of our directors, collectively beneficially hold approximately 31.8% of our capital stock, including warrants exercisable for shares of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 32.3% of our capital stock, including warrants exercisable for shares of our common stock. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with New Enterprise Associates alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2016, we had 47,295,834 shares of common stock outstanding. Of those shares, approximately 14.3 million, were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of September 30, 2016, approximately 2.5 million shares of common stock that are subject to outstanding options, were eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, approximately 2.2 million shares that are subject to outstanding warrants are eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 5.6 million shares of our outstanding common stock as of September 30, 2016, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement, or the Registration Rights Agreement, with the Purchasers. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission, or SEC, by September 1, 2016 for purposes of registering the resale of the Shares. We filed the registration statement on August 11, 2016 and it was declared effective with the SEC on August 24, 2016. We also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of any selling holder) incident to our obligations under the Registration Rights Agreement.

The issue and sale of the Shares pursuant to the Purchase is exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act of 1933, as amended, and Regulation D under the Securities Act of 1933, as amended.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101	The following financial statements, formatted in XBRL: (i) Condensed Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Unaudited Condensed Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: November 7, 2016	By:	/s/ Mark Kaufmann
Mark Kaufmann Chief Financial Officer (Principal Accounting and Financial Officer)