Form 10-K
period 2016-12-31
ARDELYX, INC.
filed 2017-02-17
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2016, based on the last reported sales price of the Registrant’s common stock of $8.73 per share was $197,442,141.

The number of shares of Registrant’s Common Stock outstanding as of February 10, 2017 was 47,327,610.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of December 31, 2016, the close of the Registrant’s 2016 fiscal year, are incorporated by reference into Part III of this Report.

ARDELYX, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the timing of receipt of results for the on-going Phase 3 clinical trials evaluating tenapanor in patients with irritable bowel syndrome with constipation;

•	the timing of the initiation of the second Phase 3 clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in patients with end-stage renal disease, or ESRD, on dialysis;

•	the timing of the receipt of results for the onset-of-action clinical trial for RDX7675;

•	our expectation regarding the availability of the 505(b)(2) regulatory pathway for RDX7675;

•	our plans with respect to the development of RDX8940;

•	our expectations regarding our plans for and our participation in the commercialization of our product candidates, including our expectations regarding our plans to build our own sales and marketing organization to market and sell our product candidates;

•	our expectations regarding the potential market size and the size of the patient populations for our product candidates;

•	our plans with respect to our pre-clinical programs;

•	our ability to identify and validate targets and novel drug candidates using our proprietary drug discovery and design platform including the Ardelyx Primary Enterocyte and Colonocyte Culture System;

•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;

•	the timing or likelihood of regulatory filings, approvals and commercialization for our product candidates, including tenapanor and RDX7675;

•	the implementation of our business model and strategic plans for our business, product candidates and technology;

•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

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

ITEM 1. BUSINESS

Company overview

We are focused on enhancing the way patients with cardiorenal and gastrointestinal, or GI, diseases are treated by using the gut as the gateway to delivering medicines that matter. We have pioneered the development of small molecule therapeutics that act predominantly in the GI tract, thereby avoiding potentially negative side effects on the rest of the body.

Our strategy is to develop therapeutics focused on addressing cardiorenal and gastrointestinal (GI) diseases. We utilize our proprietary drug discovery and design platform by integrating technology that emulates the human GI tract with our gut-restriction chemistry capabilities. We have discovered and developed multiple portfolios of unique, gut-targeted therapeutics.

We plan to evolve from R&D-focused to an integrated biotech company, by building cardiorenal and GI businesses in the United States, while exploring a variety of strategic commercial options outside of the United States. Our ongoing pivotal Phase 3 clinical programs are focused on evaluating our potential products in the treatment of patients with irritable bowel syndrome with constipation, or IBS-C; end-stage renal disease, or ESRD, patients suffering from elevated phosphate, or hyperphosphatemia; and ESRD, chronic kidney disease, or CKD, and/or heart failure patients with elevated potassium, or hyperkalemia.

Overview of Our Cardiorenal Portfolio

Our cardiorenal portfolio is led by tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis. Tenapanor is a minimally-systemic small molecule that acts locally in the GI tract to inhibit the sodium transporter NHE3 and reduce sodium uptake from the gut. In human studies of orally-administered tenapanor, the drug was detected in the blood in less than 1% of thousands of collected serum samples, and even in those, at very low levels (< 1.5 ng/mL). We have evaluated tenapanor across 18 clinical studies in over 2,000 individuals to date.

Tenapanor has been specifically designed to work exclusively within the GI tract, thereby significantly reducing the amount of drug that is absorbed into the bloodstream and, we believe, reducing the potential side effects that could occur. When tenapanor blocks the NHE3 sodium transporter in the GI tract, thereby reducing the absorption of dietary sodium, there is a resulting increase in the protons within the cells. The increase in protons causes a selective reduction in phosphate uptake by tightening junctions or pores that regulate phosphate homeostasis, which then limits the amount of dietary phosphate that can pass from the gut into the blood. We have not observed this impact on other ions, nutrients or macromolecules in our clinical trials.

In February 2017, we reported data from the first Phase 3 clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in patients with ESRD on dialysis. The study demonstrated a statistically significant difference in serum phosphorus levels from the end of the eight-week treatment period to the end of the four-week randomized withdrawal period between the tenapanor-treated group and the placebo-treated group in the responder patient population (mean -1.01 mg/dL, median of -1.3 mg/dL) and met its primary endpoint (95% confidence interval, -1.44, -0.21, LSmean -0.82 mg/dL, p=0.01). The responder population (n=80 out of 164) had a mean reduction in serum phosphorus from baseline to the end of the eight-week treatment period of 2.56 mg/dL, with a reduction of up to 5.7 mg/dL. Notably, in this group, 33 percent of patients had a reduction in serum phosphorus of greater than 3 mg/dL. Tenapanor was generally well-tolerated with only 7.8 percent of patients discontinuing treatment due to GI side effects. We expect to begin a second Phase 3 clinical trial in this indication in mid-2017. If data from this second Phase 3 trial are positive, we intend to submit an NDA to the FDA requesting approval to market in the United States for hyperphosphatemia. We intend to build our own sales and marketing organization to market and sell tenapanor for hyperphosphatemia in the United States. We believe that there are over 745,000 ESRD patients with hyperphosphatemia in major developed countries.

The second product candidate in our cardiorenal portfolio is RDX7675. RDX7675 is an oral, non-absorbed, potassium-binding polymer that is being evaluated for the treatment of hyperkalemia, a potentially severe condition that results from elevated blood potassium and is common in patients with CKD and heart failure. We have developed RDX7675 as a patented improvement to sodium polystyrene sulfonate, or SPS, an FDA-approved polymer that has been the standard of care for the treatment of hyperkalemia for more than 50 years. We have made several key physical and chemical modifications to this polymer to eliminate sodium, optimize binding capacity, improve mouth feel and develop formulations with a more pleasant taste that are easier to ingest.

In 2016, we announced positive results from a clinical study in healthy volunteers evaluating once daily, twice-daily and three-times-daily doses of RDX7675. The study demonstrated that RDX7675 effectively binds potassium in the GI tract and that it is generally well-tolerated at all doses in the study. In addition, in the once-daily dose group we observed a very similar effect on potassium binding as was seen in the two or three times daily dosing groups with the same total daily dose. Based on these data, we determined that once-daily dosing is the most appropriate dosing regimen for further evaluation in the treatment of hyperkalemia in our Phase 3 clinical trial. A separate study was conducted in healthy volunteers to evaluate the palatability of oral formulations of RDX7675 compared to SPS. RDX7675 consistently outperformed SPS in all aspects of the taste assessments, including mouth feel, texture and flavor.

We initiated a Phase 3 clinical trial of RDX7675 in late 2016. We also began an onset of action clinical trial of RDX7675 in late 2016 and expect to have results in the first half of 2017. If data from these clinical trials are positive, we expect to rely on the 505(b)(2) regulatory pathway to request marketing approval in the United States. We currently expect to establish our own cardiorenal sales and marketing organization to market and sell this product. We believe there are approximately two million people in the United States with CKD and/or heart failure who have hyperkalemia.

Our RDX013 program is aimed at discovering and evaluating orally-administered small molecule therapeutic candidates that modulate the transport of potassium in the GI tract. Our agents are designed to enhance potassium secretion in the colon to correct hyperkalemia in patients with CKD and/or heart failure. We have demonstrated proof-of-concept data with our RDX013 program molecules showing potassium secretion in preclinical models of disease.

RDX011 is our program focused on the discovery and development of second-generation NHE3 inhibitors. We have elucidated the mechanism of action of tenapanor as it relates to the inhibition of the absorption of dietary phosphorus, and we intend to leverage this knowledge as we seek to develop new products with selective properties.

Overview of Our Gastrointestinal Portfolio

Our gastrointestinal, or GI, portfolio is led by tenapanor for the treatment of IBS-C. Tenapanor is a minimally-systemic small molecule that acts locally in the GI tract to inhibit the sodium transporter NHE3 and reduce sodium uptake from the gut. We are currently evaluating tenapanor in two Phase 3 clinical trials in patients with IBS-C, T3MPO-1 and T3MPO-2, which were initiated in the fourth quarter of 2015. We expect to report results from T3MPO-1, a 12-week clinical trial, in mid-2017 and from T3MPO-2, a six-month clinical trial, in late 2017. We also expect to have results in late 2017 from T3MPO-3, a long-term safety study, which is enrolling patients who have completed T3MPO-1 or T3MPO-2.

We first reported positive data in October 2014 from the Phase 2b trial of tenapanor in patients with IBS-C. At the 50mg twice-daily dose, the study met its primary efficacy endpoint of a statistically significant increase in the complete spontaneous bowel movement, or CSBM, responder rate. The study also demonstrated clinically meaningful improvements in pain and other measures of discomfort and that tenapanor was well-tolerated in this patient population.

If the Phase 3 clinical trials are positive, we expect to submit an NDA to the FDA to request marketing approval in the United States for IBS-C. We currently expect to establish our own sales and marketing organization to market and sell tenapanor for IBS-C in the United States. While estimates vary, it is projected that approximately 11 million people in the United States suffer from IBS-C.

A second candidate in our GI portfolio is RDX8940. RDX8940 is a minimally absorbed, oral TGR5 agonist for which we submitted an investigational new drug application, or IND, in late 2016. TGR5 is an important receptor present on cells within the GI tract that is activated by the bile acids that the body secretes in response to the food we ingest. As part of a normal physiological response, the binding of bile acids to TGR5 stimulates the production of critical metabolic hormones such as those involved in maintenance of the body’s reaction to nutrients and the maintenance and care of the structural integrity of the gut. Based on the preclinical data we have generated to date, we currently are evaluating development of RDX8940 for the treatment of patients with nonalcoholic steatohepatitis, or NASH. We are also evaluating the potential for RDX8940 in additional GI indications.

RDX011 is our second-generation NHE3 inhibitor. We intend to leverage our knowledge of NHE3 inhibitors and their effect on sodium and phosphate management as we seek to develop novel products. We also intend to evaluate new indications for tenapanor and other NHE3 inhibitors to exploit the unique capabilities and tools we have developed to modulate transport of ions and other processes in the gut.

The focus of our RDX023 program is on the discovery and development of gut-biased farnesoid X receptor, or FXR, agonists for the treatment of GI and inflammatory diseases. FXR is expressed at high levels in the liver and intestine and plays a central role in the regulation of bile acid and lipid homeostasis. Systemic FXR agonists appear to have limitations based on their potential to have undesirable and negative effects on multiple systems in the body. We are evaluating our differentiated gut-biased RDX023 program molecules in animal models of NASH/nonalcoholic fatty liver disease, or NAFLD, bile acid diarrhea and other indications.

OUR PROPRIETARY DRUG DISCOVERY AND DESIGN PLATFORM

The emerging view of the GI tract is that it is a critical and active sentinel organ that transmits signals from the environment to instruct other organs how to respond to a meal, the microbiome or even pathogens. We have created a unique discovery and design platform that permits us to discover targets found in the GI tract that regulate important processes in the body and design products candidates that act upon those targets in the GI tract to take advantage of the gut’s ability to communicate with other organs. Our platform integrates two critical concepts: (i) our proprietary chemistry capabilities that enable us to design and optimize gut-restricted compounds that can provide a higher margin of safety than systemically absorbed compounds, and (ii) our stem cell-based translational technology called the Ardelyx Primary Enterocyte and Colonocyte Culture System, or APECCS, that enables us to discover targets in the GI tract which control health and disease processes, to optimize drug candidates and to understand their mechanisms of action. Our platform can be applied across the entire GI tract, allowing for the broadest evaluation of disease targets to develop medicines optimized for specific diseases. The predictive ability of our platform enables us to better assess, at a very early stage, the potential for small molecule compounds to treat specific diseases.

How Our Platform Works

We have developed several proprietary capabilities that allow us to discover and design new gut-restricted compounds, including the following:

1.    Gut-restriction Chemistry. Since our founding almost ten years ago, we have become experts in the development of gut-restricted small molecules. This has required the development of new techniques to ensure that the small molecules are not absorbed. Gut-restriction chemistry includes a suite of proprietary techniques, technology and know-how that we have developed in order to restrict the mechanism of the drug to targets within the GI tract. Drugs that have minimal absorption have the potential to provide greater safety than drugs that are absorbed.

2.    Stem Cell Technology. APECCS is an in-vitro capability we have developed and industrialized. We start with human stem cells obtained from biopsies from the intestinal tract of healthy or diseased patients. We grow these cells in conditions where the resulting tissue mimics the key aspects of the area of the human gastrointestinal tract from where the stem cells were derived. We can also achieve this process with mouse cells, allowing us to make the connection between mouse and human results. This, in turn, allows us to evaluate the potential efficacy of our drugs before we see their effects in humans.

OUR PRODUCT PIPELINE

The following table summarizes key information about our product candidates as of December 31, 2016:

Cardiorenal Portfolio

Our cardiorenal portfolio includes two Phase 3 clinical product candidates, tenapanor in Phase 3 clinical development for treating hyperphosphatemia in ESRD patients on dialysis and RDX7675 in Phase 3 clinical development for treating hyperkalemia in CKD and heart failure patients. In addition to our two phase 3 product candidates, we have two programs that are in research phase.

Tenapanor for Treating Hyperphosphatemia in ESRD Patients on Dialysis

The lead product candidate in our cardiorenal portfolio is tenapanor for the treatment of hyperphosphatemia, or high levels of blood phosphorus, in ESRD patients on dialysis. Hyperphosphatemia is a significant problem among dialysis patients worldwide.

CKD is the progressive deterioration of renal function that can occur over several months or years. The symptoms of worsening kidney function are nonspecific, and can include having less energy, reduced appetite, dry itchy skin, swollen feet and ankles or generally just not feeling well. If the deterioration continues and is not halted by either changes in lifestyle or with the assistance of pharmacological intervention, the disease will likely cause significant cardiovascular morbidity, and can progress to ESRD, the final stage of CKD, where kidney function will be lost entirely.

Current management of ESRD includes hemodialysis and peritoneal dialysis as a means to filter toxins from the blood once kidneys have failed. Unless this intervention occurs, kidney failure results in the accumulation of waste products that may ultimately cause death. Hemodialysis, the most common form of dialysis, generally requires a patient to visit a dialysis center at least three times per week for a three- to five-hour session, significantly reducing quality of life.

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

In ESRD patients, excess levels of phosphorus has been shown to lead to an increase in cardiovascular disease risk, as well as increases in serum FGF-23, an important regulator of phosphate and vitamin D metabolism. Highly elevated levels of FGF23 is an independent risk factor for adverse cardiac clinical outcomes as well as the development of secondary hyperparathyroidism (SHPT), marked by elevated parathyroid hormone. SHPT is associated with renal osteodystrophy, a condition of abnormal bone growth characterized by brittle bones.

Since dialysis is unable to efficiently eliminate excess phosphorus, ESRD patients are put on restrictive low phosphorus diets and are currently prescribed medications called phosphate binders, the only interventions currently marketed for the treatment of hyperphosphatemia. Phosphate binders act by binding dietary phosphorus and commonly need to be taken with meals and snacks. They include calcium, iron or lanthanum, a rare-earth metal, which bind to and precipitate with dietary phosphate in the GI tract. The goal of these phosphorus binders is for patients to eliminate through their stool the precipitated phosphorus that comes from the food they ingest. A limitation of this approach is the systemic excess absorption of calcium, iron or lanthanum, resulting in side effects and other unintended consequences for ESRD patients.

Safety and tolerability have been significant concerns with many approved phosphate binders. The more common side effects of approved phosphate binders include long-term vascular calcification, nausea and vomiting, diarrhea or constipation and ileus or disruption of the normal propulsive ability of the GI tract.

ESRD patients, who generally are severely restricted in their fluid intake, are prescribed on average 19 oral pills per day, of which approximately 50% comprise phosphate binders to reduce serum phosphorus. The amount of phosphorus a binder can remove is limited by its binding capacity, and therefore, increasing the dose, and hence the pill burden, of the binder is the only way to increase the amount of phosphorus being bound and excreted. As a result of pill burden and mass, as well as a number of side effects, prescribed phosphate binder doses are intolerable for many patients.

We are developing tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis. Tenapanor has the potential to be the first small molecule approach to treating hyperphosphatemia, with a unique mechanism of action that acts by inhibiting, or blocking, the NHE3 transporter in the GI tract to reduce the absorption of dietary sodium. When tenapanor blocks the NHE3 sodium transporter in the GI tract, thereby reducing the absorption of dietary sodium, there is a resulting increase in the protons within the cells. The increase in protons causes a selective reduction in phosphate uptake by tightening junctions or pores that regulate phosphate homeostasis, which then limits the amount of dietary phosphate that can pass from the gut into the blood We have not observed this impact on other ions, nutrients or macromolecules in our clinical trials. We have submitted a manuscript for publication of this mechanism in a scientific peer-reviewed journal. Tenapanor has been specifically designed to work exclusively within the GI tract, thereby significantly reducing the amount of drug that is absorbed into the bloodstream and the potential side effects that could occur. In human studies of orally-administered tenapanor, the drug was detected in the blood in less than 1% in thousands of collected serum samples, and even in those, at very low levels (< 1.5 ng/mL). We have evaluated tenapanor across 18 clinical studies in over 2,000 individuals to date.

Clinical data supporting tenapanor in hyperphosphatemia

In February 2017, we announced data from our first Phase 3 clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis.

The Phase 3 trial was an eight-week, double-blind, randomized trial, with a four-week placebo-controlled randomized withdrawal period. We enrolled a total of 219 ESRD patients with hyperphosphatemia who are on dialysis. Enrolled patients were randomized evenly into three arms, in which all groups received tenapanor for eight weeks. Tenapanor was administered at doses of 3 mg or 10 mg twice-daily and in a dose-titration arm starting at 30 mg twice-daily with the option to down-titrate once a week during the first four weeks to 20, 15, 10 and 3 mg twice-daily, based on GI tolerability. After the end of the eight-week treatment period, patients were re-randomized 1:1 to either remain on their current tenapanor dose or switch to placebo for a four-week, placebo-controlled, randomized withdrawal period.

The primary endpoint of the trial was the difference in change in serum phosphorus between the pooled tenapanor-treated patients and placebo-treated patients from the end of the eight-week treatment period to the end of the four-week randomized withdrawal period, in the responder population. The responder population, which was reviewed by the U.S. Food and Drug Administration, is defined as patients who demonstrate a greater than or equal to 1.2 mg/dL decrease in serum phosphorus from baseline during the initial eight-week treatment period.

The study demonstrated a statistically significant difference in serum phosphorus levels from the end of the eight-week treatment period to the end of the four-week randomized withdrawal period between the tenapanor-treated group and the placebo-treated group in the responder patient population (mean -1.01 mg/dL, median of -1.3 mg/dL) and met its primary endpoint (95% confidence interval, -1.44, -0.21, LSmean -0.82 mg/dL, p=0.01). The responder population (n=80 out of 164) had a mean reduction in serum phosphorus from baseline to the end of the eight-week treatment period of 2.56 mg/dL, with a reduction of up to 5.7 mg/dL. Notably, in this group, 33 percent of patients had a reduction in serum phosphorus of greater than 3 mg/dL.

Tenapanor was well-tolerated in the trial. In the eight-week treatment period, the only adverse event that affected more than five percent of patients treated with tenapanor was diarrhea (39 percent), a patient-reported side effect of loosened stool or increased frequency in bowel movements regardless of magnitude. In the four-week randomized withdrawal period, there was a diarrhea rate of 1.2 percent for patients treated with tenapanor compared with 2.4 percent on placebo. Treatment discontinuations due to diarrhea for patients on tenapanor was 7.8 percent (n=17). There were no discontinuations due to diarrhea in the randomized withdrawal period.

In order to fully assess GI tolerability, patients used an eDiary to record the frequency of daily bowel habits, as well as stool form using the Bristol Stool Form Scale, or BSFS. During the eight-week treatment period, there was a 0.4 per day increase in bowel movement frequency from baseline, and during the four-week randomized withdrawal period, there was a 0.29 per day increase as compared to placebo. Bowel movement frequency was within the normal range in all groups. During the eight-week treatment period, there was a 0.87 point increase in BSFS from a baseline score of 4.2, out of a maximum of seven, where seven is liquid stool. During the four-week randomized withdrawal period, there was a 0.7 point difference in BSFS between placebo (4.4) and tenapanor treatment (5.1).

Based on the results from this trial, we intend to initiate a second Phase 3 study of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis in mid-2017. We currently expect that this Phase 3 study will include a 26-week open-label treatment period, with a randomized withdrawal period followed by an additional 26-week long-term safety extension. We currently intend to build our own sales and marketing organization to market and sell tenapanor for hyperphosphatemia in the United States.

The hyperphosphatemia market

Phosphate binders are the only drugs marketed for the treatment of hyperphosphatemia in ESRD patients. The various types of phosphate binders commercialized in the United States include the following:

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

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Sanofi booked €935 million ($1.04 billion) in worldwide sales of sevelamer during 2015 and €687 million through September 30, 2016. Generic sevelamer was expected to enter the U.S. market in early 2014 after expiration of Sanofi’s patent, but as of 2017, no generic sevelamer has yet been approved in the United States. Generic sevelamer was approved, however, in certain jurisdictions in Europe in 2015.

Each of these agents has various limitations. Calcium carbonate and calcium acetate can cause long term vascular calcification. Lanthanum carbonate (Fosrenol) entered the market in 2004 as an alternative to calcium and aluminum based agents, but nephrologists’ concerns about the long term toxicity from the absorption of metals such as lanthanum and its GI side effect profile have limited its market penetration. Sevelamer hydrochloride (Renagel) is an acidic formulation of sevelamer that has been linked with worsening of metabolic acidosis in some patients. Sevelamer carbonate (Renvela) was developed as an improved formulation of sevelamer to reduce incidence of metabolic acidosis. The active ingredient of both products, sevelamer, is associated long-term with vomiting (22%), nausea (20%), diarrhea (19%), dyspepsia (16%), abdominal pain (9%), and flatulence (8%). Ferric citrate (Auryxia), an iron-based phosphate binder, was approved by the FDA in September 2014. While iron is often deficient in ESRD patients because of CKD-associated anemia and lack of sufficient dietary iron, the FDA has required Auryxia to add a warning of iron-overload in the label for use in ESRD.

In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

According to the most recent data available from the U.S. Renal Data System, in 2014 there were 428,558 patients on hemodialysis in the United States. Additionally, according to the European ERA-EDTA Registry 2012 Annual Report and a study in 2010 by the Japanese Society for Dialysis Therapy, there were approximately 280,000 patients on hemodialysis in Europe and about 250,000 in Japan. We estimate, based on phosphate binder utilization, the only approved therapies for hyperphosphatemia, that there are approximately 300,000, 225,000 and 220,000 ESRD patients with hyperphosphatemia in the United States, countries in Europe and Japan, respectively, resulting in approximately 745,000 ESRD patients with hyperphosphatemia in such countries.

Because many ESRD patients with hyperphosphatemia are unable to lower serum phosphorus levels to below 5.5 mg/dL with currently marketed phosphate binders, we believe there is a significant medical need for new agents with new mechanisms, demonstrated efficacy, a strong safety profile, and significantly lower pill burden. We believe that tenapanor, if approved, has the potential to have the lowest pill burden and mass among any currently marketed hyperphosphatemia products, with milligram rather than gram quantities. In addition, we may evaluate whether tenapanor has the potential to be used in combination with phosphate binders for those patients who cannot achieve adequate phosphate control with a single agent.

RDX7675 for treating hyperkalemia

The second product candidate in our cardiorenal portfolio is RDX7675. RDX7675 is an oral, non-absorbed, potassium-binding polymer that is being evaluated for the treatment of hyperkalemia, a potentially severe condition that results from elevated blood potassium. Hyperkalemia is generally defined as the presence of blood potassium levels greater than 5.0 mEq/L. Normal levels are 3.5 to 5.0 mEq/L. When hyperkalemia is severe, above 7.0 mEq/L, there is a significantly increased risk of death because of the potential for heart conductance problems.

Hyperkalemia can be caused by a variety of sources. Kidney disease can result in the elevation of potassium in the blood. Also, certain drugs such as the common hypertension medications known as RAAS inhibitors, which inhibit the renin-angiotensin-aldosterone system, can cause hyperkalemia. As a result, the dosage of RAAS inhibitors must often be significantly reduced in patients whose potassium levels are elevated (such as in those with CKD and heart failure) because of the fear that elevated potassium can cause significantly worse problems than hypertension including sudden cardiac arrest in severe cases. In fact, despite the success of RAAS inhibitors in controlling blood pressure in these populations, several published guidelines have suggested that physicians should reduce and possibly discontinue RAAS inhibitors in order to manage the risk of hyperkalemia in CKD and heart failure patients. The alternative medications used to control hypertension, including diuretics and calcium channel blockers, are significantly less effective than RAAS inhibitors, particularly in patients with failing kidneys and severe hypertension. According to the publication Market Dynamix: Hyperkalemia released by Spherix Global Insights, U.S. cardiologists reported that of the patients who would benefit from RAAS inhibition, up to 38% of patients with heart failure and up to 55% of patients with both heart failure and CKD are being administered a sub-optimal dose or none at all, and nephrologists reported that at least one-third of patients who would benefit from RAAS inhibition receive a sub-optimal dose or none at all. We believe there is a strong medical need for new medications that control hyperkalemia in order to allow for continued use of RAAS inhibitors to control hypertension in these patient populations.

RDX7675 is an oral, non-absorbed, potassium-binding polymer that has demonstrated effective binding to potassium in pharmacodynamics studies in healthy volunteers. Using our unique chemistry, we have designed RDX7675 as a patented improvement to sodium polystyrene sulfonate, or SPS, an FDA approved polymer that has been the standard-of-care for the treatment of hyperkalemia for more than 50 years. We made several key physical and chemical modifications to eliminate sodium and sorbitol, optimize binding capacity, greatly improve palatability and develop formulations that would taste pleasant and be easier to ingest. We believe these improvements offer unique advantages for patients with hyperkalemia and could increase patient satisfaction and compliance.

Clinical data supporting RDX7675 in hyperkalemia

In January 2016, we announced results from an open-label pharmacodynamic study of RDX7675 in healthy adult volunteers. The study consisted of a two-day treatment-free baseline period and a four-day treatment period. The study included four cohorts, and in each cohort 12 subjects received RDX7675 and three subjects received a similar dose of sodium polystyrene sulfonate, or SPS for a total of 60 subjects. RDX7675 was administered at 4.6 g BID (9.2 g/day), 6.9 g BID (13.8 g/day), 4.6 g TID (13.8 g/day) and 9.2 g TID (27.5 g/day), and resulted in a mean increase of fecal potassium from baseline of 888 mg/day, 1,791 mg/day, 1,408 mg/day, and 1,670 mg/day, respectively. RDX7675 was generally well-tolerated at all doses and demonstrated comparable results to those observed with SPS. Other fecal electrolytes were monitored during the study and no unexpected changes were observed; in particular, fecal magnesium remained unchanged from baseline.

Sodium is currently used as a counter-ion in SPS products marketed in the United States and certain other products under development. We formulated RDX7675 with a calcium counter-ion, rather than a sodium counter-ion, as adding sodium to the daily intake of the target patient population runs counter to best clinical practice. In patients with CKD and/or heart failure, the standard of care is a low-sodium diet as sodium can contribute to fluid overload and edema, a common experience for these patients. In addition, excess sodium diminishes the beneficial effects of blood pressure drugs such as RAAS inhibitors. We have also improved both the physical properties of polystyrene sulfonate and the formulation in a manner that we expect may lead to improved patient adherence and compliance. Notably, in a single center, randomized, crossover study to evaluate various oral formulations of RDX7675 in healthy subjects, RDX7675 consistently outperformed SPS in all aspects of the taste assessments, including mouth feel, texture and flavor.

In December 2016, we initiated two clinical trials: an onset of action clinical trial and a Phase 3 clinical trial. The onset of action trial is designed to evaluate the effect of RDX7675 on the rate of blood potassium lowering, along with safety and efficacy, in approximately 60 patients with hyperkalemia. Data from this trial are expected in the first half of 2017. This will mark the first time we will have efficacy and safety data from RDX7675 in a patient population with hyperkalemia. The Phase 3 clinical trial will enroll patients with hyperkalemia who are taking RAAS inhibitor medications. The trial will include three parts: Part A will be a single-blind study in which all subjects receive RDX7675 for four weeks; Part B will be an eight-week, double-blind, placebo controlled, randomized withdrawal study; and Part C is an open label long term safety study for subjects from Parts A and B. The primary endpoint for Part A is serum potassium change from Part A baseline, and the primary endpoint for Part B is serum potassium change from Part B baseline (RDX7675 versus placebo). If these clinical trials are positive, we would expect to submit an NDA to the FDA under the 505(b)(2) regulatory pathway to request marketing approval of RDX7675 for hyperkalemia in the United States. We currently expect to establish our own sales and marketing organization to sell this product.

The hyperkalemia market

Based on various literature sources, we believe there are approximately 2 million people with CKD and/or heart failure in the United States annually who also have occurrences of hyperkalemia. According to a retrospective observational study of a national cohort of 246,000 veterans cared for in the Veterans Health Administration, about 21% and 42% of patients with CKD Stage 3b and Stage 4, respectively, had a hyperkalemic event during a 12-month period, suggesting that hyperkalemia affects about 900,000 individuals with CKD Stage 3b or Stage 4 in the United States. According to the United States Renal Data System 2014 Atlas of CKD & ESRD, over 50% of CKD Stage 3b and Stage 4 patients are prescribed RAAS inhibitors because of their efficacy in controlling hypertension and success in slowing the clinical course of CKD. Additionally, according to the American Heart Association, 5.7 million Americans are living today with heart failure. Our proprietary research suggests that up to 16%, or approximately 900,000, of these patients had hyperkalemia during a 12-month period. Over half of heart failure patients are prescribed RAAS inhibitors. Our proprietary research also suggests that up to 200,000 patients with ESRD could benefit from an agent that treats hyperkalemia.

We are aware of at least two drugs approaching or on the market for the treatment of hyperkalemia. Veltassa (patiromer FOS), an oral, polymer-based potassium binder, was approved for marketing by the FDA in October 2015 and was commercially launched by Relypsa, which was acquired by Galenica AG for $1.5 billion in September 2016. Additionally, ZS Pharma submitted an NDA in June 2015 for ZS-9, a sodium zirconium cyclosilicate-based oral potassium binder. ZS-9 is expected to commercially launched by AstraZeneca, which acquired ZS Pharma in December 2015 for $2.7 billion.

RDX013 Program: Small Molecule for Treating Hyperkalemia

Our RDX013 program is aimed at discovering and evaluating orally-administered small molecule therapeutic candidates that modulate the transport of potassium in the GI tract. Our agents are designed to enhance potassium secretion in the colon to correct hyperkalemia in patients with CKD and/or heart failure. We have demonstrated proof-of-concept data with RDX013 showing potassium secretion in preclinical models of disease.

RDX011 Program: Second-Generation NHE3 Inhibitor

RDX011 is our program focuses on the discovery and development of second-generation NHE3 inhibitors. We have elucidated the mechanism of action of tenapanor as it relates to inhibition of dietary phosphorus, and we intend to leverage this knowledge as we seek to develop new products with selective properties.

Gastrointestinal Portfolio

Our gastrointestinal portfolio includes two product candidates, tenapanor in Phase 3 clinical development for treating IBS-C and RDX8940, a TGR5 agonist for which we have filed an IND in late 2016 to begin clinical studies, as well as two programs that are in the research phase.

Tenapanor: NHE3 Inhibitor for Treating IBS-C

IBS-C is a GI disorder in which abdominal pain or discomfort is associated with constipation, and which significantly impacts the health and quality of life of affected patients. In a third-party study, over 50% of IBS-C patients rated their pain, constipation and straining as being “extremely bothersome.” In the same study, GI symptoms led to an average 4.9 days of “disrupted productivity” and 0.8 days of missed work per month. There is no specific test or biomarker for IBS-C and therefore its presence is diagnosed by symptoms and by eliminating other disorders. IBS-C is very similar to chronic constipation and is clinically distinguished by a significant abdominal pain component.

Tenapanor is a minimally-systemic small molecule that acts locally in the GI tract to inhibit the sodium transporter NHE3 and reduce sodium uptake from the gut. Part of its mechanism to treat IBS-C constipation is an osmotic effect in the intestines – water follows salt and stool is gently loosened by the body’s own fluids. We are also continuing to evaluate the mechanism that explains the effect of tenapanor on pain in IBS-C. In human studies of orally-administered tenapanor, the drug was detected in the blood in less than 1% in thousands of collected serum samples, and even in those, at very low levels (< 1.5 ng/mL). We have evaluated tenapanor across 18 clinical studies in over 2,000 individuals to date.

Clinical data supporting tenapanor in IBS-C

We conducted a Phase 2b clinical trial in IBS-C patients and announced results from that study in October 2014. The clinical trial was a randomized, double blind, placebo-controlled, multi-center study to evaluate the safety and efficacy of three dose levels of tenapanor in 356 patients with IBS-C as defined by the Rome III criteria and who had active disease as determined during a two-week screening period. Patients who qualified and who were randomized into the study received 5, 20, or 50 mg of tenapanor or placebo twice daily for 12 consecutive weeks. At the end of this treatment period, patients were followed for an additional four weeks. The results were reported on an intent-to-treat basis.

The primary endpoint, CSBM responder rate, was achieved in 60.7% of patients receiving tenapanor 50 mg twice daily versus 33.7% receiving placebo (p<0.001). A CSBM responder was defined as a patient who had an increase of greater than or equal to one CSBM from baseline during six out of 12 weeks. We also measured a more stringent CSBM responder rate where a responder was defined as a patient who an increase of greater than or equal to one CSBM from baseline and had three or more CSBMs per week during nine out of 12 weeks. The CSBM nine of 12-week responder rate was achieved in 23.8% of patients receiving tenapanor 50 mg twice daily versus 7.9% receiving placebo (p<0.004).

An abdominal pain responder was achieved in 65.5% of patients receiving tenapanor 50 mg twice daily versus 48.3% receiving placebo (p<0.026). An abdominal pain responder was defined as a patient who experienced at least a 30% decrease in abdominal pain from baseline for six of 12 weeks. We also measured a more stringent abdominal pain responder rate where a responder was defined as a patient who experienced at least a 30% decrease in abdominal pain from baseline for nine of 12 weeks. For this more stringent abdominal pain measurement, the abdominal pain nine of 12 responder rate was achieved in 48.8% of patients receiving tenapanor 50 mg twice daily versus 31.5% receiving placebo (p<0.022).

The overall responder rate, or dual composite endpoint percent, was achieved in 50% of patients receiving tenapanor 50 mg twice daily versus 23.6% receiving placebo (p<0.001). An overall responder was defined as a patient who was a CSBM responder and an abdominal pain responder during the same week for six of 12 weeks. We also measured a more stringent overall responder rate where a responder was defined as a patient who was both a CSBM responder and an abdominal pain responder during the same week for nine of 12 weeks. The overall nine of 12-week responder rate was achieved in 20.2% of patients receiving tenapanor 50 mg twice daily versus 6.7% receiving placebo (p<0.01).

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

We are currently conducting two pivotal Phase 3 clinical trials in the United States with tenapanor in IBS-C patients, T3MPO-1 and T3MPO-2. T3MPO-1 is a 12-week double-blind, placebo-controlled, multi-center, randomized trial with a 4-week, placebo-controlled randomized withdrawal period. T3MPO-2 is a six-month, double-blind, placebo-controlled multi-center, randomized trial. The primary endpoint in each of the trials is the six of 12-week overall responder rate. An overall responder is defined as a weekly responder for six of 12 weeks where both the abdominal pain response and the CSBM response criteria are met during the same week. An abdominal pain responder is defined as a patient with a 30% or greater reduction in average weekly worst abdominal pain compared to baseline during the week, and a CSBM responder is defined as a patient who has an increase of one or more in average weekly CSBMs compared to baseline during the week. We are also evaluating other endpoints in these studies, including CSBM and abdominal pain responder rates for six of 12 weeks as well as for nine of 12 weeks, abdominal symptoms and other clinically relevant endpoints. The T3MPO-1 trial is fully enrolled with over 600 patients, and we expect to report trial results in mid-2017. The T3MPO-2 trial fully enrolled with over 600 patients and with results from this trial by year-end 2017. Patients completing T3MPO-1 and T3MPO-2 are eligible to enroll into T3MPO-3, an open-label, long-term safety study where patients can continue to receive tenapanor for up to one year. By year-end 2017, we also expect to have T3MPO-3 data from a sufficient number of patients required to support the NDA filing of tenapanor. If these trials are successful, we currently expect to submit an NDA to the FDA in 2018 for marketing approval in the United States and we currently expect to commence a clinical program to evaluate tenapanor in patients with chronic idiopathic constipation (CIC).

The IBS-C market

Numerous treatments exist for the constipation component of IBS-C, many of which are over-the-counter. We are aware of two prescription products marketed for IBS-C, Linzess (linaclotide) marketed by Ironwood Pharmaceuticals and Allergan and Amitiza (lubiprostone) marketed by Sucampo and Takeda. In two Phase 3 clinical trials of Linzess in IBS-C patients, the placebo-adjusted rate of IBS-C patients reaching the primary endpoint, overall responder rate, indicating a significant response during six out of 12 weeks of treatment, was 12.6% and 19.8%, respectively. In these studies, Linzess caused diarrhea in up to 17% more patients than placebo. Trulance (plecanatide) was approved by the FDA in January 2017 for use in adults for treatment of CIC, and Synergy Pharmaceuticals, the drug’s manufacturer, presented Phase 3 data from two clinical studies of Trulance in IBS-C patients in December 2016. In one study, the placebo-adjusted rate of IBS-C patients reaching the primary endpoint, overall responder rate, indicating a significant response during 6 out of 12 weeks of treatment, was 7.3% and 9.8% of patients receiving 3mg and 6mg, respectively. In the other study, the placebo-adjusted rate of IBS-C patients reaching the same primary endpoint was 12.4% and 11.7% of patients receiving

3mg and 6mg, respectively. Synergy has stated its intent to submit an NDA for Trulance in IBS-C in the first quarter 2017.

We believe that tenapanor may offer a significant benefit over currently marketed drugs like Amitiza, Linzess and Trulance, in part because of the efficacy and tolerance profile demonstrated in our Phase 2b clinical trial. Within the United States, there are approximately 11 million patients that suffer that suffer from IBS-C. There is significant unmet need for prescription medications, where only 1 in 4 treated patients were very satisfied with the current FDA approved treatments in IBS-C.

RDX8940: TGR5 Agonist

RDX8940 is a minimally absorbed, oral TGR5 agonist for which we submitted an IND in late 2016. In light of the pre-clinical data, we are evaluating the development of RDX8940 for the treatment of patients with NASH and other gastrointestinal indications.

TGR5 is an important receptor present on cells within the GI tract that is activated in response to the bile acids the body secretes in response to the food we ingest. As part of a normal physiological response, the binding of bile acids to TGR5 stimulates the production of critical metabolic hormones such as glucagon-like peptides 1 and 2, or GLP-1 and GLP-2. GLP-1 is involved in maintaining insulin sensitivity and in aiding glucose and lipid metabolism. GLP-2 is involved in maintenance of the structural integrity of the gut as well as its growth.

We believe that endogenous and local secretion of GLP-1 and GLP-2 triggered by the stimulation of TGR5 receptors by an oral TGR5 agonist may have significant therapeutic potential for the treatment of several conditions. Injectable GLP-1 analogs are being evaluated in the treatment of NASH because they are known to improve lipid metabolism in the liver. Injectable stabilized GLP-1 analogs that are commercially available, such as exenatide (Byetta) and liraglutide (Victoza), are commonly used to treat type 2 diabetes, among other metabolic conditions. An injectable, stabilized form of GLP-2, called Gattex (teduglutide), is marketed for short bowel syndrome. GLP-2 stimulates the repair of the gut and improves the structural integrity of gut wall that is damaged in many disease conditions. A leaky gut, and the corresponding systemic inflammation, is also believed to be involved in the pathology of NASH. In all of these cases, GLP-1 and GLP-2 analogs are injectable thus we believe an oral agent that can emulate these effects would be welcome.

Historically one of the limitations for the development of TGR5 agonists has been the observation with systemic compounds that stimulation of TGR5 in the gallbladder results in excess gallbladder filling, potentially increasing the risk of gallstones. Using our approach to design small molecules, we have created novel TGR5 agonist candidates that have extremely low systemic exposure and we have shown that these agents do not result in excess gallbladder filling in preclinical animal models.

RDX8940 has demonstrated proof-of-concept in an animal efficacy model of NASH. We submitted an IND at year-end 2016 to begin evaluation of RDX8940 in healthy adult subjects. This study is designed to include a single dose evaluation of RDX8940 followed by a multiple ascending dose evaluation of RDX8940, with and without DPP-IV inhibitors. Results of this clinical trial will provide important safety assessments, data regarding gut hormone responses such as GLP-1 and GLP-2 and any potential gallbladder effects, all of which will inform our next steps for this program and its potential utility in NASH and other GI disorders.

RDX011 Program: Second-Generation NHE3 Inhibitors

RDX011 is a program in our GI portfolio focused on leveraging our knowledge of NHE3 inhibitors and their effect on sodium and phosphate management as we seek to develop novel products. We also intend to evaluate new indications for tenapanor and other NHE3 inhibitors in order to exploit the unique capabilities and tools we have developed to modulate transport of ions and other processes in the gut.

RDX023 Program: Gut-Biased Farnesoid X Receptor Agonists

The focus of our RDX023 program is on the discovery and development of gut-biased FXR agonists for the treatment of GI and inflammatory diseases. FXR is expressed at high levels in the intestine and liver and plays a central role in the regulation of bile acid and lipid homeostasis. Systemic FXR agonists appear to have limitations based on their potential to have undesirable and negative effects on multiple systems in the body. We are evaluating our differentiated gut-biased RDX023 program molecules in animal models of NASH/nonalcoholic fatty liver disease, or NAFLD, irritable bowel disease, or IBD, bile acid diarrhea and other indications.

We presented data at the American Association for the Study of Liver Diseases conference in November 2016 demonstrating proof of concept that a novel, orally administered, intestinal-selective FXR agonist reduced liver steatosis, or infiltration of liver cells with fat, in mice. We intend to designate a lead development candidate from this program in 2017.

INTELLECTUAL PROPERTY

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and operation of our business. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

NHE3 patents

Our NHE3 patent portfolio is wholly owned by us. This portfolio includes four issued U.S. patents, two issued Japanese patents, and one issued Mexican patent. These issued patents cover the composition and methods of using tenapanor and are predicted, without extension or adjustment, to expire in 2029. We have related national patent applications pending in Europe, China, India, Israel and a number of other countries. Any patents issuing from these patent applications are also predicted without extension or adjustment to expire in 2029.

Additional U.S. and international patent applications are pending covering additional methods of using tenapanor, and composition of matter and methods of using compounds that we believe may be follow on compounds to tenapanor.

RDX7675

We have an issued patent in the United States that covers the composition of matter of RDX7675, and we have additional patent applications pending in the U.S. and internationally covering the composition and methods of using RDX7675. Our issued patent will provide coverage through 2035 without extensions or adjustments.

RDX8940

We have patent applications pending in the United States and internationally that cover the compositions and methods of using our TGR5 agonists.

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

•	Phase 1: Clinical trials are initially conducted in a limited population of subjects to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients with severe problems or life-threatening diseases to gain an early indication of its effectiveness.

•	Phase 2: Clinical trials are generally conducted in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific targeted indications in patients with the disease or condition under study.

•	Phase 3: Clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. Phase 3 clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites.

•	Phase 4: In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.

In the case of a 505(b)(2) NDA, which is a marketing application in which sponsors may rely on investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted, some of the abovementioned studies and preclinical studies may not be required or may be abbreviated. Bridging studies may be needed, however, to demonstrate the applicability of the studies that were previously conducted by other sponsors to the drug that is the subject of the marketing application.

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

Under the Prescription Drug User Fee Act, the FDA has a goal of responding to standard review NDAs of new molecular entities within ten months after the 60-day filing review period, or six months after the 60-day filing review period for priority review NDAs, but this timeframe is often extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

Hatch-Waxman Act

Section 505 of the FFDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.

If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

The Hatch-Waxman Act establishes periods of regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) application that relies on the branded reference drug. For example, the holder of an NDA, including a 505(b)(2) NDA, may obtain five years of exclusivity upon approval of a new drug containing new chemical entities, or NCEs, that have not been previously approved by the FDA. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The Hatch-Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug’s approval. As a general matter, the three-year exclusivity does not prohibit the

FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

Fraud and abuse laws

In the United States, the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. These laws include but are not limited to, the Anti-Kickback Statute, the federal False Claims Act, the federal Physician Payments Sunshine Act, and other state and federal laws and regulations.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,563 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

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

Many states have also adopted laws similar to the federal laws discussed above. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. There has also been a recent trend of increased regulation of payments made to physicians and other healthcare providers. Certain states mandate implementation of compliance programs, impose restrictions on drug manufacturers’ marketing practices and/or require the tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration to physicians. Many of these laws contain ambiguities as to what is required to comply with such laws, which may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and perhaps federal, authorities.

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

In addition, in July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment includes all renal dialysis services furnished for outpatient maintenance dialysis, including ESRD-related drugs and biologicals. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, and due to subsequent legislative amendments, such inclusion will remain delayed until January 1, 2025. Unless additional Congressional action is taken, beginning in 2025 ESRD-related drugs will be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact bundling may have on the phosphate binder industry, the impact could potentially cause dramatic price reductions for tenapanor, if approved.

Healthcare reform

In March 2010, Congress passed and President Obama signed into law, the Patient Protection and Affordable Care Act, a healthcare reform measure, often called, the Affordable Care Act. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.

The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, which impacted existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011 among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act was enacted, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

Other regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

EMPLOYEES

As of December 31, 2016, we had 93 full-time employees, including a total of 23 employees with Ph.D. degrees. Within our workforce, 68 employees are engaged in research and development and the remaining 25 in general management and administration, including finance, legal, and business development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

RESEARCH AND DEVELOPMENT

Our research and development costs were $94.2 million, $39.9 million and $25.9 million in the years 2016, 2015 and 2014, respectively. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for additional detail regarding our research and development activities.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing our clinical product candidates, tenapanor and RDX7675, and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of December 31, 2016, we had an accumulated deficit of $ 213.9 million.

We expect that our operating losses will substantially increase for the foreseeable future as we prepare for the commercialization of tenapanor and RDX7675, incur manufacturing and development costs for tenapanor, RDX7675, and RDX8940, including costs associated with completing the on-going Phase 3 development of tenapanor in IBS-C and in hyperphosphatemia, completing the on-going onset-of-action trial and the Phase 3 clinical trials for RDX7675, and commencing clinical development of RDX8940, and as we continue our discovery and research activities.

Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We have substantial net operating loss and tax credit carryforwards for Federal and California income tax purposes. Such net operating losses and tax credits carryforwards may be reduced as a result of certain intercompany restructuring transactions. In addition, the future utilization of such net operating loss and tax credit carryforwards and credits may be subject to limitations, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our planned clinical programs for tenapanor, RDX7675, RDX8940 or our other product development and platform development activities.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidates, tenapanor, RDX7675, and RDX8940, and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with conducting the clinical programs for tenapanor, RDX7675, and RDX8940, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in ESRD patients on dialysis as well as our decision whether or not to pursue other indications for tenapanor;

•	the progress, timing, scope, results and costs of our clinical program for RDX7675 and RDX8940;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay the clinical development of tenapanor, RDX7675 or RDX8940, delay, limit, reduce or terminate our research activities, preclinical and clinical trials for our other product candidates and our establishment and maintenance of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, either alone or with a collaboration partner.

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

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate and one of only two product candidates in clinical trials. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•	our ability to, in a timely manner and under terms that are acceptable to us, to establish one or more collaborative relationships for the commercialization of tenapanor;

•	the ability of the third-party manufacturers we contract with, to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP, requirements;

•	whether the FDA or foreign regulatory authorities require additional nonclinical and/or clinical studies, which could delay the commercialization of tenapanor;

•	whether the FDA or foreign regulatory authorities require us to conduct clinical trials in addition to those anticipated prior to approval to market tenapanor;

•	whether we will be required to conduct clinical trials in addition to those anticipated to obtain adequate commercial pricing;

•	the prevalence and severity of adverse side effects of tenapanor;

•	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;

•	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;

•	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;

•	our ability to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications, if tenapanor is approved for marketing and sale by the FDA or foreign regulatory authorities for both IBS-C and hyperphosphatemia in dialysis patients;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;

•	enforcing intellectual property rights in and to tenapanor;

•	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and

•	a continued acceptable safety and tolerability profile of tenapanor following approval.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. Product candidates in later stages of clinical trials, such as tenapanor, which is being evaluated in two Phase 3 clinical trial programs, may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product.

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

We intend to devote significant resources to the development of RDX7675 which may not be successful in nonclinical studies or clinical trials, receive regulatory approval or be successfully commercialized.

With the advancement of RDX7675 into both an onset-of-action clinical trial and a Phase 3 clinical trial for RDX7675 in the fourth quarter of 2016, we expect to invest a significant amount of our efforts and financial resources in the development of RDX7675. We are pursuing a 505(b)(2) regulatory path for approval of RDX7675, which, among other things allows us to rely on the FDA’s previous findings of safety and efficacy and may eliminate the need to conduct certain nonclinical and clinical studies of our product candidate. This regulatory pathway, which can accelerate development, may not be available to us if a pharmaceutically equivalent product to RDX7675 were approved prior to the approval of our 505(b)(2) application. If we are unable to rely upon a 505(b)(2) regulatory pathway for the approval of RDX7675, the development of RDX7675 may be substantially delayed or we may be required to abandon such development.

The clinical and commercial success of RDX7675 will depend on a number of factors, including the following:

•	the ability of the third-party manufacturers we contract with, to successfully develop and scale up the manufacturing processes for RDX7675, which has not yet been demonstrated, to manufacture supplies of RDX7675 and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP, requirements;

•	the significant expansion of the market for the treatment of hyperkalemia beyond its currently limited size, including the success of commercial launches of new hyperkalemia products and the use of any such products by nephrologists and cardiologists in the chronic setting;

•	our ability to successfully obtain labeling claims necessary or desirable for the commercial success of RDX7675;

•	the availability of, and the perceived advantages regarding the relative palatability, relative cost, relative safety, relative tolerance and relative efficacy of alternative and competing treatments;

•	the strength and breadth of any intellectual property protection that we have or may be granted for RDX7675, and our enforcement of any intellectual property rights in RDX7675;

•	the timely receipt of necessary marketing approvals and exclusivity periods, if any, from the FDA and foreign regulatory authorities;

•	our ability to successfully commercialize RDX7675, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of RDX7675;

•	obtaining and sustaining an adequate level of coverage and reimbursement for RDX7675 by third-party payors; and

•	the effectiveness of our marketing, sales and distribution strategy and operations.

We cannot be certain that clinical trials evaluating RDX7675 will establish a safety and efficacy profile sufficient to enable RDX7675 to gain approval by the FDA, or if approved, compete effectively with alternative and competing treatments. Further, it may not be possible or practicable to demonstrate, or if approved, to market on the basis of, certain of the benefits we believe RDX7675 may possess. Accordingly, there can be no assurance that RDX7675 will ever be successfully commercialized or that we will ever generate revenue from sales of RDX7675. If we are not successful in completing the development of, obtaining approval for, and commercializing RDX7675, or are significantly delayed in doing so, our business will be materially harmed.

We may not be successful in our efforts to develop our product candidates that are at an early stage of development, including RDX8940 or expand our pipeline of product candidates.

A key element of our strategy is to expand our pipeline of product candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. In

December 2016, we filed an IND to commence clinical development of RDX8940 in the United States. This product candidate, and those product candidates that are in the discovery and lead identification stages of preclinical development will require substantial preclinical and clinical development, testing and regulatory approval prior to commercialization. Of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our research programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

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

We do not have the ability to independently conduct clinical trials and, in some cases, nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct some of our nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with current GLPs for nonclinical studies, and good clinical practices, or GCPs, for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in nonclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor and RDX7675, as well as our other product candidates, would compete against existing treatments.

For example, tenapanor will, if approved, compete directly with phosphate binders for the treatment of hyperphosphatemia in ESRD patients on dialysis. The various types of phosphate binders commercialized in the United States include the following:

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

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Sanofi booked €935 million ($1.04 billion) in worldwide sales of sevelamer during 2015 and €687 million through September 30, 2016. Generic sevelamer was expected to enter the U.S. market in early 2014 after expiration of Sanofi’s patent, but as of 2017, no generic sevelamer has yet been approved in the United States. Generic sevelamer was approved, however, in certain jurisdictions in Europe in 2015. In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

Numerous treatments exist for constipation and the constipation component of IBS-C, many of which are over-the-counter. These include psyllium husk (such as Metamucil), methylcellulose (such as Citrucel), calcium polycarbophil (such as FiberCon), lactulose (such as Cephulac), polyethylene glycol (such as MiraLax), sennosides (such as Exlax), bisacodyl (such as Ducolax), docusate sodium (such as Colace), magnesium hydroxide (such as Milk of Magnesia), saline enemas (such as Fleet) and sorbitol. These agents are generally inexpensive and work well to temporarily relieve constipation.

We are also aware of two prescription products marketed for IBS-C, Linzess (linaclotide) marketed by Ironwood Pharmaceuticals and Allergan and Amitiza (lubiprostone) marketed by Sucampo and Takeda. In two Phase 3 clinical trials of Linzess in IBS-C patients, the placebo-adjusted rate of IBS-C patients reaching the primary endpoint, overall responder rate, indicating a significant response during 6 out of 12 weeks of treatment, was 12.6% and 19.8%, respectively. In these studies, Linzess caused diarrhea in up to 17% more patients than placebo. Trulance (plecanatide) was approved by FDA in January 2017 for use in adults for treatment of chronic idiopathic constipation, and Synergy Pharmaceuticals, the drug’s manufacturer, presented Phase 3 data from two clinical studies of Trulance in IBS-C patients in December 2016. In one study, the placebo-adjusted rate of IBS-C patients reaching the primary endpoint, overall responder rate, indicating a significant response during 6 out of 12 weeks of treatment, was 7.3% and 9.8% of patients receiving 3mg and 6mg, respectively. In the other study, the placebo-adjusted rate of IBS-C patients reaching the same primary endpoint was 12.4% and 11.7% of patients receiving 3mg and 6mg, respectively. Synergy has stated their intent to submit an NDA for plecanatide in IBS-C in the first quarter 2017.

Finally, we are aware of at least two drugs approaching or on the market for the treatment of hyperkalemia. Veltassa (patiromer FOS), an oral, polymer-based potassium binder, was approved for marketing by the FDA in October 2015 and was commercially launched by Relypsa, a company that was acquired by Galenica for $1.5 billion in September 2016. Additionally, ZS Pharma submitted an NDA in June 2015 for ZS-9, a sodium zirconium cyclosilicate-based oral potassium binder. ZS-9 will be commercially launched by AstraZeneca, a company that acquired ZS Pharma in December 2015 for $2.7 billion.

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

We currently do not have a sales organization. In order to commercialize or co-promote tenapanor, RDX7675 or any of our other product candidates, either alone, or with a collaboration partner, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In order to commercialize tenapanor or RDX7675 outside of the United States, we may enter into collaborative relationships with one or more third parties. There can be no assurances that we will be successful in establishing such relationships in a timely manner or on terms that are acceptable to us. If one or more of our product candidates receives regulatory approval, we currently expect to establish appropriate sales organizations with technical expertise supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our drug supplies for use in the conduct of our nonclinical and clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. The facilities used by our contract manufacturers to manufacture any drug products must be approved by the FDA pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We do not control the manufacturing process of our product candidates, and we are completely dependent on our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products.

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

In July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extended this implementation date to January 1, 2024. Additionally, section 204 of the Stephen Beck, Jr., Achieving a Better Life Experience Act of 2014, or ABLE, provides that payment for oral-only ESRD drugs cannot be made under the ESRD Prospective Payment System prior to January 1, 2025. As a result of the recent legislation, beginning in 2025, ESRD-related drugs may be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor and RDX7675, if approved. We may be unable to sell tenapanor and/or RDX7675, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

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

We are highly dependent on the services of our President and Chief Executive Officer, Michael Raab, our Executive Vice President and Chief Operating Officer, Reginald Seeto, MBBS, our Chief Scientific Officer, Jeremy Caldwell, Ph.D., and our Chief Development Officer, David Rosenbaum, Ph.D. If we are not able to retain these members of our management team, or recruit additional management, clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon Michael Raab, our President and Chief Executive Officer, Reginald Seeto, MBBS, Jeremy Caldwell, Ph.D., our Chief Scientific Officer and David Rosenbaum, Ph.D., our Chief Development Officer. The loss of services of any of these individuals could delay or impair the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. Although we have entered into employment agreements with our senior management team, including Mr. Raab and Drs. Seeto, Caldwell and Rosenbaum, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO (December 31, 2019), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, or (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th , and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We may form collaboration partnerships, create joint ventures or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. In particular, we expect to form one or more collaboration partnerships in connection with the commercialization of tenapanor outside of the United States, if approved. We face significant competition in seeking appropriate collaboration partners, and the negotiation process to secure appropriate terms is time-consuming and complex. Any delays in identifying suitable collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such a collaboration partnership for any future product candidates and programs on terms that are acceptable to us, or at all. This may be because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view our product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. Even if we are successful in entering into a collaboration partnership or license arrangement, there is no guarantee that the collaboration partnership will be successful, or that any future collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

Our research and development activities involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and manufacturers and suppliers with whom we may contract are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. We cannot guarantee that the safety procedures utilized by third-party manufacturers and suppliers with whom we may contract will comply with the standards prescribed by laws and regulations or will eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

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

We are exposed to risks associated with reduced profitability and the potential financial instability of our collaboration partners or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to reduce their support of our programs or financing activities. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. In addition, the volatility in the financial markets could cause significant fluctuations in the interest rate and currency markets. We currently do not hedge for these risks. The foregoing events, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in widespread and prolonged unemployment, either regionally or on a national basis, prior to the effectiveness or after the repeal of certain provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, a substantial number of people may become uninsured or underinsured. To the extent economic challenges result in fewer individuals pursuing or being able to afford our product candidates once commercialized, our business, results of operations, financial condition and cash flows could be adversely affected.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If tenapanor, RDX7675 or our other product candidates receive marketing approval, we and our collaborating partners, if any, will be restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

If approved, tenapanor, RDX7675 and our other product candidates may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, collaboration partners, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	the federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers;

•	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources;

•	state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or pricing information and marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts; and

•	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2025 unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation, and the current administration and United States Congress have expressed a desire to repeal and/or modify the Affordable Care Act. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

Risks Related to Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of tenapanor, RDX7675 or our other product candidates, or prevent or delay the continued use of our drug discovery and development platform, including APECCS.

There have been many lawsuits and other proceedings asserting infringement or misappropriation of patents and other intellectual property rights in the pharmaceutical and biotechnology industries. There can be no assurances that we will not be subject to claims alleging that the manufacture, use or sale of tenapanor, RDX7675 or any other product candidates, or that the use of our drug discovery and development platform, including APECCS, infringes existing or future third-party patents, or that such claims, if any, will not be successful. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of tenapanor, RDX7675 or other product candidates or by the use of APECCS. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of tenapanor, RDX7675 or our other product candidates, or by the use of APECCS.

We may be subject to third-party patent infringement claims in the future against us or our that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. We may be required to indemnify future collaboration partners against such claims. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If a patent infringement suit were brought against us we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. In addition, if a patent infringement suit were brought against us regarding the use of APECCS, we could be forced to stop our use of APECCS or modify our processes to avoid infringement, which may not be possible at a reasonable cost, if at all, and which could result in substantial delay in our use of APECCS for the discovery of new product candidates or potential targets. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, we may be unable to maintain such licenses and the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease our use of APECCS or some other aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, or unable to maintain such licenses when granted. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and planned clinical trials for tenapanor, RDX7675 and RDX8940;

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	announcements of regulatory approval, a complete response letter or a refuse to file letter to tenapanor or RDX7675, or specific label restrictions or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements relating to future collaboration partnerships;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to our product candidates;

•	the success of our testing and clinical trials;

•	failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	the success of our efforts to obtain adequate intellectual property protection for our product candidates;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.

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

As of December 31, 2016, entities affiliated with New Enterprise Associates or NEA, a venture capital fund associated with one of our directors, collectively beneficially hold approximately 31.8% of our capital stock, including warrants exercisable for shares of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 33.7% of our capital stock, including warrants and stock options exercisable for shares of our common stock within sixty (60) days of December 31, 2016. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with New Enterprise Associates alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2016, we had 47,309,422 shares of common stock outstanding. Of those shares, approximately 14.3 million, were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of December 31, 2016, approximately 2.7 million shares of common stock that are subject to outstanding options, were eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, approximately 2.2 million shares that are subject to outstanding warrants are eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 5.6 million shares of our outstanding common stock as of December 31, 2016, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is currently located in Fremont, California, and consists of approximately 72,500 square feet of leased office and laboratory space under a lease that currently expires in September 2021. We believe that our existing facilities are adequate for our current needs. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe that as of December 31, 2016, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock commenced trading on The NASDAQ Global Select Market under the symbol “ARDX” on June 19, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on The NASDAQ Global Select Market:

	High	Low
Year ended December 31, 2016:
First Quarter	$17.90	$6.84
Second Quarter	$9.81	$6.36
Third Quarter	$13.29	$8.42
Fourth Quarter	$16.30	$10.55

	High	Low
Year Ended December 31, 2015:
First Quarter	$27.99	$13.00
Second Quarter	$17.66	$7.95
Third Quarter	$22.48	$15.00
Fourth Quarter	$21.27	$15.13

As of December 31, 2016, there were 50 holders of record of our common stock. The last reported sale price of the common stock on February 10, 2017 on The NASDAQ Global Select Market was $ 11.15 per share.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

The information required by Item 701 of Regulation S-K was previously included in our Quarterly Reports on 10-Q for the quarters ended June 30, 2016 and September 30, 2016, and in our Current Report on Form 8-K filed with the SEC on July 20, 2016, and accordingly such information is omitted pursuant to Item 5(a) of Form 10-K.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the NASDAQ Composite Index (depicted in the graph as “IXIC”) and the (ii) the NASDAQ Biotechnology Index (depicted in the graph as “NBI”) for the period from June 19, 2014 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2016. The figures represented below assume an investment of $100 in our common stock at the closing price of $14.11 on June 19, 2014 and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on June 19, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 invested in stock or index	Ticker	June 19, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Ardelyx, Inc	ARDX	$100.00	$133.88	$128.42	$100.64
NASDAQ Composite Index	IXIC	$100.00	$108.64	$114.87	$123.49
NASDAQ Biotechnology Index	NBI	$100.00	$121.38	$135.24	$105.92

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share amounts)
Statement of Operations Data:
Revenue:
Licensing revenue	$—	$21,611	$18,394	$8,063	$3,182
Collaborative development revenue	—	2,415	13,229	20,865	2,228

Total revenue	—	24,026	31,623	28,928	5,410
Operating expenses:
Research and development	94,161	39,885	25,900	28,093	10,184
General and administrative	18,734	13,530	7,287	3,700	4,031

Total operating expenses	112,895	53,415	33,187	31,793	14,215

Loss from operations	(112,895)	(29,389)	(1,564)	(2,865)	(8,805)
Other income (expense), net	508	(261)	10	(52)	(30)
Change in fair value of preferred stock warrant liability	—	—	(1,593)	(3,506)	(950)

Loss before provision for income taxes	(112,387)	(29,650)	(3,147)	(6,423)	(9,785)
Benefit from (provision for) income taxes	—	29	(67)	(141)	—

Net loss	$(112,387)	$(29,621)	$(3,214)	$(6,564)	$(9,785)

Net loss per common share, basic and diluted	$(2.80)	$(1.29)	$(0.31)	$(5.82)	$(11.32)

Weighted-average number of common shares used in net loss per share, basic and diluted	40,118,522	22,892,640	10,248,337	1,127,948	864,020

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$200,823	$107,004	$107,286	$34,435	$32,903
Total assets	213,131	116,946	113,414	42,904	37,884
Deferred revenue	—	—	47,053	40,298	32,662
Convertible preferred stock warrant liability	—	—	—	6,456	2,950
Convertible preferred stock	—	—	—	56,155	56,155
Accumulated deficit	(213,875)	(101,488)	(71,867)	(68,653)	(62,089)
Total stockholders’ equity ( deficit)	193,151	108,901	60,682	(63,479)	(57,392)

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

OVERVIEW

We are focused on enhancing the way patients with cardiorenal and gastrointestinal, or GI, diseases are treated by using the gut as the gateway to delivering medicines that matter. We have pioneered the development of small molecule therapeutics that act predominantly in the GI tract, thereby avoiding potentially negative side effects on the rest of the body. We are focused on enhancing the way patients with cardiorenal and gastrointestinal, or GI, diseases are treated by using the gut as the gateway to delivering medicines that matter. We have pioneered the development of small molecule therapeutics that act predominantly in the GI tract, thereby avoiding potentially negative side effects on the rest of the body.

Our strategy is to evolve from R&D-focused to an integrated biotech company, by building cardiorenal and GI businesses in the United States, while exploring a variety of strategic commercial options outside the United States. We are developing several products and programs focused on underserved medical needs including the following:

Cardiorenal Portfolio

•	Tenapanor: Phase 3 clinical development for treatment of ESRD patients on dialysis suffering from elevated phosphate, or hyperphosphatemia

•	RDX7675: Phase 3 clinical development for the treatment of patients with hyperkalemia, common in patients with CKD and/or heart failure

•	Research Programs: we are evaluating small-molecule approaches to treat hyperkalemia in order to significantly reduce pill burden and we are leveraging our knowledge of phosphorus absorption to discover improved approaches.

Gastrointestinal Portfolio

•	Tenapanor: Phase 3 clinical development for treatment of IBS-C patients

•	RDX8940: IND filed in late 2016 to begin clinical studies.

•	Research Programs: we are leveraging our knowledge of the mechanisms of tenapanor in order to discover new agents that modulate transport of ions and other processes in the gut.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development activities, including developing our clinical product candidates, tenapanor, RDX7675 and RDX8940, and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales and have no products approved for commercialization. As of December 31, 2016, we had an accumulated deficit of $213.9 million.

We expect that our operating losses will substantially increase for the foreseeable future as we prepare for the commercialization of tenapanor and RDX7675, incur development and manufacturing costs for tenapanor, RDX7675, and RDX8940, including costs associated with completing the on-going Phase 3 development programs for tenapanor, completing the onset-of-action and a Phase 3 clinical trial for RDX7675, and commencing clinical development of RDX8940, and as we continue our research activities. To date, we have funded our operations from the sale and issuance of common stock, convertible preferred stock, and funds from our former collaborations partnership with AstraZenecaAB, or AstraZeneca, and Sanofi SA, or Sanofi.

On June 24, 2014, we completed our initial public offering, or IPO, and sold 4,928,900 shares of our common stock. We received cash proceeds of $61.2 million, net of underwriting discounts and commissions and expenses paid by us.

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

In July 2016, we sold and issued an aggregate of 12,600,230 shares of common stock in a private placement transaction at an offering price of $8.73 per share for gross proceeds of $110.0 million. We received net proceeds from the offering of approximately $109.8 million, after deducting offering expenses.

AstraZeneca AB

In October 2012, we entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, we received an aggregate of $75 million in up-front license and milestone fees. The amounts were recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement.

In June 2015, we entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to our portfolio of NHE3 inhibitors, including our lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. As the AstraZeneca Agreement was terminated in June 2015, we recognized the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015. In the three months ended June 30, 2015, we recorded a $15.0 million payment for the return of the licenses as well as a $10.0 million payment for reimbursement of research and development expenses and the acceleration of the transfer of information and materials as a reduction in licensing revenue in the consolidated statements of operations. There has been no recognition of licensing revenue or collaborative development revenue since the termination of the AstraZeneca agreement in 2015.

Sanofi SA

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

FINANCIAL OPERATIONS OVERVIEW

Revenue

We have not generated any revenue from product sales. Our revenue to date has been generated from non-refundable license payments and reimbursements for research and development expenses under our license agreements with AstraZeneca and Sanofi, both of which were terminated in 2015. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the agreement, which we consider to be licensing revenue. Should any of our agreements contain event based payments, such payments are recorded as revenue when we achieve the underlying milestone if it is deemed to be a substantive milestone at the date the arrangement is entered into. To the extent that non-substantive milestones are achieved and we have remaining performance obligations, milestones are deferred and recognized as revenue over the estimated remaining period of performance. Reimbursements from AstraZeneca for development costs incurred under our license and collaboration agreement with them were classified as collaborative development revenue. There has been no recognition of licensing revenue or collaborative development revenue since the termination of the AstraZeneca agreement in 2015.

Research and Development Expenses

We recognize all research and development expenses as they are incurred to support the discovery, development and manufacturing of our product candidates. Research and development expenses consist of the following:

•	external research and development expenses incurred under agreements with consultants, third-party contract research organizations and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;

•	expenses associated with supplies and materials consumed in connection with our research operations;

•	employee-related expenses, which include salaries, benefits, travel and stock-based compensation;

•	other costs associated with regulatory, clinical and non-clinical development activities; and

•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense, information technology expense and other supplies.

We expect to continue to make substantial investments in research and development activities as we progress the development of tenapanor, RDX7675, RDX8940 and our other our product candidates, advance our research programs into the preclinical stage and continue our early stage research including further development of our proprietary drug discovery and design platform. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

The successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollment and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical trials of our product candidates or if and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment as to each product candidate’s commercial potential. We will need to raise additional capital and will seek additional collaboration partnerships in the future in order to complete the development and commercialization of our product candidates, including tenapanor, RDX7675 and RDX8940.

General and Administrative

General and administrative expenses include personnel costs, travel expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs includes salaries, bonuses, benefits, facilities and other allocated expenses and stock-based compensation. We expect general and administrative expense to increase as we expand our operating activities to prepare for a potential commercial launch of tenapanor and to support our operations as a public company, including, among other things, increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations related fees.

Income Taxes

Due to a current period loss, we did not record a provision for income taxes for the year ended December 31, 2016.

We recorded income tax benefit for the year ended December 31, 2015 primarily due to the provision to return true-up for the year ended December 31, 2014.

For the tax year ended December 31, 2014, the Company recorded an income tax provision due to the minimum taxes which resulted from upfront and milestone payments received from AstraZeneca.

Our deferred assets continue to be subject to full valuation allowance for the tax years ended December 31, 2016 and 2015. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with clinical studies;

•	investigative sites in connection with clinical studies;

•	vendors related to product manufacturing, development and distribution of clinical supplies;

•	collaborator entities in connection with our collaboration agreements; and

•	vendors in connection with preclinical development activities.

We record expenses related to clinical studies and manufacturing development activities based on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued or prepaid expense balance accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

Stock-Based Compensation

We estimate the fair value of stock options and Employee Stock Purchase Plan or ESPP shares using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

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

Restricted stock units or RSUs are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,
	2016	2015
	(in thousands)
Licensing revenue	$—	$21,611
Dollar change from prior year	(21,611)
Percent change from prior year	-100%

Licensing revenue for the year ended December 31, 2016 was zero, a decrease of $21.6 million, or 100%, compared to $21.6 million for the year ended December 31, 2015. Licensing revenue for 2015 was related to the recognition of revenue from upfront and milestone payments under the AstraZeneca agreement. Because the AstraZeneca agreement was terminated in June 2015, there has been no further recognition of revenue related to the upfront and milestone payments under such agreement since that time.

	Year Ended December 31,
	2016	2015
	(in thousands)
Collaborative development revenue	$—	$2,415
Dollar change from prior year	(2,415)
Percent change from prior year	-100%

Collaborative development revenue consists of our development expenses that were reimbursable to us by AstraZeneca under the AstraZeneca agreement. Collaborative development revenue for the year ended December 31, 2016 was zero, a decrease of $2.4 million, or 100%, compared to $2.4 million for the year ended December 31, 2015. The decrease was due the termination of our collaboration with AstraZeneca and the related cessation of reimbursement of research and development expenses.

Research and Development

	Year Ended December 31,
	2016	2015
	(in thousands)
Research and development	$94,161	$39,885
Dollar change from prior year	54,276
Percent change from prior year	136%

Research and development expenses were $94.2 million for the year ended December 31, 2016, an increase of $54.3 million, or 136%, compared to $39.9 million for the year ended December 31, 2015. The increase consisted of a $44.1 million increase in our external program costs and a $10.2 million increase in our internal program costs. The increase in external program costs of $44.1 million was primarily due to expenses incurred for clinical development activities associated with tenapanor including the commencement of two Phase 3 clinical trials in IBS-C, a long term safety trial, and one Phase 3 clinical trial in hyperphosphatemia, as well as clinical manufacturing and process development activities associated with tenapanor, RDX7675 and RDX8940.

The increase in our internal costs of $10.2 million was primarily due to an increase in personnel, facility and other costs, primarily related to an increase in research and development headcount to support the growth of our development activities.

General and Administrative

	Year Ended December 31,
	2016	2015
	(in thousands)
General and administrative	$18,734	$13,530
Dollar change from prior year	5,204
Percent change from prior year	38%

General and administrative expenses were $18.7 million for the year ended December 31, 2016, an increase of $5.2 million, or 38%, compared to $13.5 million for the year ended December 31, 2015. The increase was primarily due to increases of $2.7 million in personnel and other costs including share-based compensation, as a result of an increase in headcount, $1.4 million in professional fees and $1.1 million in market research and pre-commercialization activities.

Comparison of the Years Ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,
	2015	2014
	(in thousands)
Licensing revenue	$21,611	$18,394
Dollar change from prior year	3,217
Percent change from prior year	17%

Licensing revenue for the year ended December 31, 2015 was $21.6 million, an increase of $3.2 million, or 17%, compared to $18.4 million for the year ended December 31, 2014. The increase reflects the impact of the recognition of $3.9 million of licensing revenue for the three months ended March 31, 2015 and the recognition of the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015 and as a result of the Termination Agreement with AstraZeneca. This recognition of deferred revenue was primarily offset by an aggregate of $25.0 million in payments made to AstraZeneca in connection with the Termination Agreement.

	Year Ended December 31,
	2015	2014
	(in thousands)
Collaborative development revenue	$2,415	$13,229
Dollar change from prior year	(10,814)
Percent change from prior year	-82%

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

Research and Development

	Year Ended December 31,
	2015	2014
	(in thousands)
Research and development	$39,885	$25,900
Dollar change from prior year	13,985
Percent change from prior year	54%

Research and development expenses were $39.9 million for the year ended December 31, 2015, an increase of $14.0 million, or 54%, compared to $25.9 million for the year ended December 31, 2014. The change was primarily due to the $7.3 million in expenses incurred for the tenapanor clinical trial material from AstraZeneca as well as an increase of $6.7 million in expenses incurred for clinical development activities associated with tenapanor and RDX7675, and manufacturing process development for RDX7675.

General and Administrative

	Year Ended December 31,
	2015	2014
	(in thousands)
General and administrative	$13,530	$7,287
Dollar change from prior year	6,243
Percent change from prior year	86%

General and administrative expenses were $13.5 million for the year ended December 31, 2015, an increase of $6.2 million, or 86%, compared to $7.3 million for the year ended December 31, 2014. The increase was primarily due to an increase in professional services fees, personnel and public company operational costs.

Change in Fair Value of Preferred Stock Warrant Liability

	Year Ended December 31,
	2015	2014
	(in thousands)
Change in Fair Value of Preferred Stock Warrant Liability	$—	$(1,593)
Dollar change from prior year	1,593
Percent change from prior year	-100%

Change in fair value of preferred stock warrant liability was zero for the year ended December 31, 2015 compared to $(1.6) million for the year ended December 31, 2014. The preferred stock warrants were net exercised upon the completion of our IPO in June 2014 and were no longer subject to remeasurement.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$74,598	$107,004
Short-term investments	126,225	—

	$200,823	$107,004

As of December 31, 2016, we had cash, cash equivalents and short-term investments totaling $200.8 million.

On July 13, 2015, we filed a shelf registration statement on Form S-3 (File No. 333-205631) with the SEC, under which we may sell an aggregate of up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. The S-3 shelf registration statement included a prospectus covering the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market,” or “ATM offerings” pursuant to a Controlled Equity Offering Sales Agreement, or Sales Agreement, entered into with Cantor Fitzgerald & Co. on July 13, 2015. No shares of common stock have been sold to date in ATM offerings, and on February 6, 2017 we gave notice to Cantor Fitzgerald & Co. of our termination of the Sales Agreement, effective February 16, 2017.

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

In July 2016, we sold and issued an aggregate of 12,600,230 shares of common stock in a private placement transaction at an offering price of $8.73 per share for gross proceeds of $110.0 million. We received net proceeds from the offering of approximately $109.8 million, after deducting offering expenses.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of December 31, 2016 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan can change, and we will require significant additional capital to fund our operations, including to support the development, pre-commercialization and commercialization efforts for tenapanor, RDX7675 and RDX8940. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in patients with ESRD on dialysis, as well as our decision whether or not to pursue other indications for tenapanor;

•	the progress, timing, scope, results and costs of our clinical programs for RDX7675 and RDX8940;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with our product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships to in-license or out-license our current programs or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of research programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash (used in) provided by operating activities	$(92,534)	$(71,840)	$13,397
Cash used in investing activities	(131,076)	(3,454)	(1,856)
Cash provided by financing activities	191,204	75,012	61,310

Net decrease in cash and cash equivalents	$(32,406)	$(282)	$72,851

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2016 was approximately $92.5 million. The net loss of $112.4 million was adjusted for (i) an increase of accounts payable and accrued liabilities of $11.2 million primarily due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX7675 and RDX8940, (ii) non-cash charges of $1.8 million for depreciation and amortization and $5.3 million for stock-based compensation and (iii) pre-payments of $1.6 million to vendors for clinical development and manufacturing activities.

Net cash used in operating activities during the year ended December 31, 2015 was approximately $71.8 million. The net loss of $29.6 million was adjusted for (i) the recognition of deferred revenues of $47.1 million related to upfront payments from AstraZeneca, (ii) an increase of accounts payable and accrued liabilities of $2.3 million due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX7675 and RDX8940, (iii) non-cash charges of $1.3 million for depreciation and amortization and $2.6 million for stock-based compensation, (iv) advance payments of $4.1 million to vendors for clinical development and manufacturing activities, and (v) an increase accounts receivable of $2.6 million due to the termination of our collaboration with AstraZeneca.

Net cash provided by operating activities during the year ended December 31, 2014 was approximately $13.4 million. The net loss of $3.2 million was adjusted for (i) the increase in deferred revenues of $6.8 million related to upfront payments from AstraZeneca, (ii) an increase of accounts payable and accrued liabilities of $2.2 million due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor and RDX7675, (iii) non-cash charges of $0.3 million for depreciation and amortization and $1.7 million for stock-based compensation, (iv) advance payments of $0.1 million to vendors for clinical development and manufacturing activities, and (v) an increase accounts receivable of $3.9 million due to the termination of our collaboration with AstraZeneca.

Cash Flows from Investing Activities

Net cash used by investing activities was $131.1 million for the year ended December 31, 2016 and was primarily due to purchases of marketable securities of $133.8 million and acquisition of property and equipment of $4.9 million related to the expansion of our laboratory and related equipment. These uses of cash were partially offset by maturities of short-term investments of $7.6 million.

Net cash used in investing activities for the years ended December 31, 2015 and 2014 was related to our acquisition of property and equipment of $3.5 million and $1.9 million, respectively. Purchases of property and equipment are primarily related to expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $191.2 million and was primarily due to net proceeds of $190.6 million from public and private offerings of our common stock.

Net cash provided by financing activities for the year ended December 31, 2015 was $75.0 million and was primarily due to net proceeds of $74.3 million from a private offering of our common stock.

Net cash provided by financing activities for the year ended December 31, 2014 was $61.3 million and was primarily due to net proceeds of $61.2 million from a public offering of our common stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Payments Due by Period
Contractual Obligation:	Less than 1 year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Operating leases (1)	1,460	5,213	1,440	—	8,113

Total contractual obligations	$1,460	$5,213	$1,440	$—	$8,113

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements refer to NOTE 2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, to our financial statements appearing elsewhere in this Annual Report on Form 10-K

JOBS ACT ACCOUNTING ELECTION

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. We had cash, cash equivalents and short-term investments of $200.8 million as of December 31, 2016, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our short term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. The credit rating of our long-term securities must be rated at least A- by Standard & Poor’s or A3 by Moody’s. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign exchange transaction losses of $0.1 million for the year ended December 31, 2016. For most contracts payable in a foreign currency, we have generally purchased the total expected payable amount of foreign currency at the execution of the contract and currently do not hedge foreign currency exchange rate exposure. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee the impact of currency fluctuations related to our international activities will not be material in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARDELYX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Ardelyx, Inc.

We have audited the accompanying consolidated balance sheets of Ardelyx, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ardelyx, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

February 17, 2017

ARDELYX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$74,598	$107,004
Short-term investments	126,225	—
Prepaid expenses and other current assets	3,169	5,027

Total current assets	203,992	112,031
Property and equipment, net	8,991	4,711
Other assets	148	104
Restricted cash	—	100

Total assets	$213,131	$116,946

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,635	$2,777
Accrued compensation and benefits	3,161	2,366
Accrued and other liabilities	10,405	2,580

Total current liabilities	19,201	7,723
Other long-term liabilities	779	322

Total liabilities	19,980	8,045

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized as of December 31, 2016 and December 31, 2015, respectively; no shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of December 31, 2016 and December 31, 2015, respectively; 47,309,422 and 25,964,886 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively.	5	3
Additional paid-in capital	407,092	210,386
Accumulated deficit	(213,875)	(101,488)
Accumulated other comprehensive loss	(71)	—

Total stockholders’ equity	193,151	108,901

Total liabilities and stockholders’ equity	$213,131	$116,946

See accompanying notes.

ARDELYX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share amounts)
Revenue:
Licensing revenue	$—	$21,611	$18,394
Collaborative development revenue	—	2,415	13,229

Total revenue	—	24,026	31,623
Operating expenses:
Research and development	94,161	39,885	25,900
General and administrative	18,734	13,530	7,287

Total operating expenses	112,895	53,415	33,187

Loss from operations	(112,895)	(29,389)	(1,564)
Other income (expense), net	508	(261)	10
Change in fair value of preferred stock warrant liability	—	—	(1,593)

Loss before provision for income taxes	(112,387)	(29,650)	(3,147)
Benefit from (Provision for) income taxes	—	29	(67)

Net loss	$(112,387)	$(29,621)	$(3,214)

Net loss per common share, basic and diluted	$(2.80)	$(1.29)	$(0.31)

Weighted-average number of common shares used in net loss per share, basic and diluted	40,118,522	22,892,640	10,248,337

See accompanying notes.

ARDELYX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(112,387)	$(29,621)	$(3,214)
Unrealized loss on available-for-sale securities, net of tax	(71)	—	—

Comprehensive loss	$(112,458)	$(29,621)	$(3,214)

See accompanying notes.

ARDELYX, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2013	11,517,222	$56,155	1,225,481	$—	$5,174	$(68,653)	$—	$(63,479)
Conversion of convertible preferred stock to common stock in connection with initial public offering	(11,517,222)	(56,155)	11,517,222	1	56,154	—	—	56,155
Net exercise and conversion of preferred stock warrants to common stock in connection with initial public offering	—	—	571,244	—	8,049	—	—	8,049
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	4,928,900	1	61,240	—	—	61,241
Exercise of stock options and vesting of early exercised stock options, net of repurchases	—	—	336,398	—	238	—	—	238
Issuance of common stock for services	—	—	10,000	—	208	—	—	208
Stock-based compensation	—	—	—	—	1,484	—	—	1,484
Net loss	—	—	—	—	—	(3,214)	—	(3,214)

Balance as of December 31, 2014	—	$—	18,589,245	$2	$132,547	$(71,867)	$—	$60,682
Issuance of common stock and warrants in connection with the private placement, net of expenses of $3,449	—	—	7,242,992	1	74,322	—	—	74,323
Issuance of common stock upon exercise of options	—	—	77,784	—	111	—	—	111
Issuance of common stock under employee stock purchase plan	—	—	41,580	—	548	—	—	548
Issuance of common stock for services	—	—	13,285	—	194	—	—	194
Stock-based compensation	—	—	—	—	2,634	—	—	2,634
Other	—	—	—	—	30	—	—	30
Net loss	—	—	—	—	—	(29,621)	—	(29,621)

Balance as of December 31, 2015	—	$—	25,964,886	$3	$210,386	$(101,488)	$—	$108,901
Issuance of common stock in connection with PIPE, net of expenses of $263	—	—	12,600,230	1	109,735	—	—	109,736
Issuance of common stock in connection with public offering, net of expenses of $5,413	—	—	8,625,000	1	80,836	—	—	80,837
Issuance of common stock under employee stock purchase plan	—	—	69,054	—	576	—	—	576
Issuance of common stock for services	—	—	20,118	—	187	—	—	187
Issuance of common stock upon exercise of options	—	—	25,134		55			55
Issuance of common stock in conjunction with vesting of restricted stock units	—	—	5,000	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,317	—	—	5,317
Other comprehensive loss	—	—	—	—	—	—	(71)	(71)
Net loss	—	—	—	—	—	(112,387)	—	(112,387)

Balance as of December 31, 2016	—	$—	47,309,422	$5	$407,092	$(213,875)	$(71)	$193,151

See accompanying notes.

ARDELYX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(112,387)	$(29,621)	$(3,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,295	829	302
Amortization of deferred financing costs	346	351	—
Amortization of deferred compensation for services	194	107	—
Amortization of premium on investment securities	(86)		—
Stock-based compensation	5,317	2,634	1,692
Change in fair value of preferred stock warrant liability	—	—	1,593
Loss from disposal of fixed assets	—	65	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,584	3,852
Prepaid expenses and other assets	1,562	(4,083)	96
Accounts payable	2,148	(371)	831
Accrued compensation and benefits	795	718	721
Accrued and other liabilities	8,282	2,000	647
Deferred revenue	—	(47,053)	6,755
Other long-term liabilities	—	—	122

Net cash (used in) provided by operating activities	(92,534)	(71,840)	13,397

Investing activities
Purchases of short-term investments	(133,810)	—	—
Proceeds from maturities of short-term investments	7,600	—	—
Purchases of property and equipment	(4,866)	(3,454)	(1,856)

Net cash used in investing activities	(131,076)	(3,454)	(1,856)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	190,573	74,323	61,241
Proceeds from issuance of common stock under stock plans	631	659	71
Other	—	30	(2)

Net cash provided by (used in) financing activities	191,204	75,012	61,310

Net increase in cash and cash equivalents	(32,406)	(282)	72,851
Cash and cash equivalents at beginning of period	107,004	107,286	34,435

Cash and cash equivalents at end of period	$74,598	$107,004	$107,286

Supplementary disclosure of cash flow information
Income taxes paid	$—	$69	$—
Supplementary disclosure of non-cash financing information:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$730	$—	$—
Services settled through the issuance of common stock	$187	$—	$208
Reclassification of convertible preferred warrant liability to additional paid-in capital	$—	$—	$8,049
Conversion of convertible preferred stock to common stock at closing of initial public offering	$—	$—	$56,155

See accompanying notes.

ARDELYX, INC.

NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

The Company is focused on enhancing the way patients with cardiorenal and gastrointestinal, or GI, diseases are treated by using the gut as the gateway to delivering medicines that matter. The Company has pioneered the development of small molecule therapeutics that act predominantly in the GI tract, thereby avoiding potentially negative side effects on the rest of the body. The Company’s strategy is to evolve from R&D-focused to an integrated biotech company, by building cardiorenal and GI businesses in the United States, while exploring a variety of strategic commercial options outside the United States. The Company is developing several products and programs focused on underserved medical needs including the following:

Cardiorenal Portfolio

•	Tenapanor: Phase 3 clinical development for treatment of ESRD patients on dialysis suffering from elevated phosphate, or hyperphosphatemia

•	RDX7675: Phase 3 clinical development for the treatment of patients with hyperkalemia, common in patients with CKD and/or heart failure

•	Research Programs: the Company is evaluating small-molecule approaches to treat hyperkalemia in order to significantly reduce pill burden as well as leveraging its knowledge of phosphorus absorption to discover improved approaches.

Gastrointestinal Portfolio

•	Tenapanor: Phase 3 clinical development for treatment of IBS-C patients

•	RDX8940: IND filed in late 2016 to begin clinical studies.

•	Research Programs: The Company is leveraging our knowledge of the mechanisms of tenapanor in order to discover new agents that modulate transport of ions and other processes in the gut.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Ardelyx and its wholly-owned subsidiary, Ardelyx Cayman Islands, and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue, clinical trial accruals, contract manufacturing accruals, fair value of assets and liabilities, income taxes, and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidity

The Company has never been profitable on an annual basis and, as of December 31, 2016, the Company has an accumulated deficit of $213.9 million. The Company has incurred net losses of approximately $112.4 million, $29.6 million and $3.2 million in the years ended December 31, 2016, 2015 and 2014, respectively. The Company expects to continue to incur net operating losses for the foreseeable future, as the Company continues the development of, seeks regulatory approval for, and if approved, begins to commercialize, tenapanor and RDX7675. The Company will need additional funding to support its future operating activities and adequate funding may not be available to the Company on acceptable terms, or at all. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the business, results of operations, and financial condition. The Company will need to generate significant revenues to achieve profitability and may never do so.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less on the date of purchase to be cash equivalents.

Short-Term Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Short-term investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company is exposed to credit risks in the event of default by the issuers to the extent of the amount recorded in its Consolidated Balance Sheets. Cash, cash equivalents and short-term investments are invested through banks and other financial institutions in the United States.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the related remaining lease term.

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2016, there have been no such impairment losses.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities including salaries and related employee benefits, costs associated with clinical trials, costs related to pre-commercialization manufacturing activities such as manufacturing process validation activities and the manufacturing of clinical drug supply, nonclinical research and development activities, regulatory activities, research-related overhead expenses and fees paid to external service providers and contract research and manufacturing organizations that conduct certain research and development activities on behalf of the Company.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice its monthly invoices in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with clinical studies;

•	investigative sites in connection with clinical studies;

•	vendors related to product manufacturing, development and distribution of clinical supplies;

•	collaborator entities in connection with our collaboration agreements; and

•	vendors in connection with preclinical development activities.

The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly. To date, there have been no material differences from the Company’s estimates to the amounts actually incurred.

Stock-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. For employee stock options, the Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and generally recognizes the fair value as stock-based compensation expense on a straight-line basis over the vesting period of the respective awards. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For restricted stock, the compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period.

The Company accounts for equity instruments issued to nonemployees based on their fair values on the measurement dates using the Black-Scholes option-pricing model. The estimated fair values of the options granted to nonemployees are remeasured as they vest. As a result, the noncash charge to operations for nonemployee options with vesting conditions is affected each reporting period by changes in the fair value of the Company’s common stock.

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

The Company continued to adjust the carrying value of the warrants until the closing of its initial public offering (IPO), at which time the warrants were net exercised for shares of the Company’s common stock and the liability was reclassified to stockholders’ equity (deficit).

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that under GAAP are recorded as an element of stockholders’ equity (deficit), but are excluded from net loss.

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

Recent Accounting Pronouncements

In May, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a deferral of the effective date of this ASU by one year, and to permit entities to adopt up to one year earlier if they choose. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points in the new Topic 606 - Revenue from Contracts with Customers, including ASU 2016-08 (“Principal versus Agent Considerations—Reporting Revenue Gross versus Net”), ASU 2016-10 (“Identifying Performance Obligations and Licensing”), ASU 2016-11 (“Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”) and ASU 2016-12 (“Narrow-Scope Improvements and Practical Expedients”). The Company plans to adopt all these standards on January 1, 2018. The Company plans to modify its accounting policies to reflect the requirements of these standards and plans to select the modified retrospective transition method. The Company did not recognize revenue for the year ended December 31, 2016, and therefore, the planned adoption of this standard will not affect the Company’s consolidated financial statements and related disclosures for these periods or future periods until the Company reports revenues.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, if required. The Company adopted ASU 2014-15 for the year ended December 31, 2016 and this ASU applies to all future annual and interim reporting periods. The adoption of ASU 2014-15 did not have a material effect on the Company’s consolidated financial statements and related disclosures, although it could have an impact on disclosures in future periods.

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

In March 2016, the FASB issued Accounting Standards 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company elected early adoption of ASU 2016-09 in the in the fourth quarter of 2016 which required us to reflect any adjustments as of January 1, 2016. Upon adoption, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they previously were recognized in equity. The adoption resulted in approximately $0.8 million income tax benefit recognized, before full valuation allowance, as of December 31, 2016. The previously unrecognized excess tax benefit of approximately $0.7 million as of January 1, 2016 was recorded as an increase to deferred tax asset with the corresponding increase to valuation allowance and no impact to the beginning retained earnings. The Company did not change its policy with respect to the treatment of forfeitures; and, the Company continues estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings upon adoption. With the early adoption of 2016-09, the Company has elected to present the cash flow statement on a prospective transition method where no prior periods have been adjusted.

In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides additional guidance on the presentation and classification of certain items in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and the standard shall be applied retrospectively. The adoption of ASU 2016-15 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a retrospective transition method to each period presented. The adoption of ASU 2016-18 is not expected to have a material effect on the Company’s consolidated financial statements.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its consolidated financial statements as a result of future adoption.

3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash and cash equivalents and short-term investments as of December 31, 2016 and December 31, 2015 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Cash and cash equivalents:
Cash	$3,638	$—	$—	$3,638
Money market funds	68,561	—	—	68,561
Commercial paper	2,399	—	—	2,399

Total cash and cash equivalents	$74,598	$—	$—	$74,598
Short-term investments
Corporate bonds	58,464	2	(56)	$58,410
Commercial paper	62,946	5	(20)	62,931
Asset-backed securities	4,886	—	(2)	4,884
Total short-term investments	$126,296	$7	$(78)	$126,225

Total	$200,894	$7	$(78)	$200,823

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Cash and cash equivalents:
Cash	$25,194	$—	$—	$25,194
Money market funds	81,810	—	—	81,810

Total cash and cash equivalents	$107,004	$—	$—	$107,004

During the three months ended December 31, 2016, the Company determined that one of its bank accounts comprising $24.0 million at December 31, 2015 should have been classified as cash rather than as money market funds. Accordingly, the impact of this reclassification has been reflected in the table for December 31, 2015 presented above. The Company made a similar reclassification in NOTE 4, FAIR VALUE MEASUREMENTS. This change in classification does not affect previously reported financial statements for any period.

Cash equivalents consist of money market funds and corporate debt securities with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. The Company invests its cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within stockholders’ equity on the Company’s consolidated balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. For the year ended December 31, 2016, there were no realized gains or losses on the available-for-sale securities.

All available-for-sale securities held as of December 31, 2016 had contractual maturities of less than one year. Investments that have maturities beyond one year as of the end of the reporting period are classified as non-current. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of December 31, 2016, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to a change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

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

The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1	–	Valuations are based on quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasuries and trading securities with quoted prices on active markets.

Level 2	–	Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

Level 3	–	Valuations based on unobservable inputs in which there is little or no market data, which require us to develop our own assumptions.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,561	$68,561	$—	$—
Corporate bonds	58,410	—	58,410	—
Commercial paper	65,330	—	65,330	—
Asset-backed securities	4,884	—	4,884	—

Total	$197,185	$68,561	$128,624	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$81,810	$81,810	$—	$—
Certificates of deposit	100	—	100	—

Total	$81,910	$81,810	$100	$—

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. The Company classifies certificates of deposit as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. There were no transfers between Level 1 and Level 2 during the periods presented.

The carrying amounts reflected in the balance sheets for cash equivalents, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both December 31, 2016 and December 31, 2015, due to their short-term nature.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2016	2015
	(in thousands)
Laboratory equipment	$5,487	$4,471
Office equipment and furniture	824	134
Leasehold improvements	7,783	3,914

Property and equipment, gross	14,094	8,519
Less: accumulated depreciation	(5,103)	(3,808)

Total property and equipment, net	$8,991	$4,711

Depreciation expense totaled $1.3 million, $0.8 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014.

6. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued clinical trial expenses	$6,694	$311
Accrued contract manufacturing	2,705	289
Accrued professional and consulting services	322	272
AstraZeneca clinical trial material accrual	—	1,328
Other	684	380

	$10,405	$2,580

7. COLLABORATION AND LICENSING AGREEMENTS

AstraZeneca AB (“AstraZeneca”)

In October 2012, the Company entered into a collaboration partnership with AstraZeneca for the worldwide development and commercialization of tenapanor. Under the terms of the AstraZeneca collaboration partnership agreement, or the AstraZeneca Agreement, the Company received an aggregate of $75 million in up-front license and milestone fees. The amounts were recorded as deferred revenue when received and were recognized as revenue on a straight-line basis over the remaining estimated period of performance under the AstraZeneca Agreement.

In June 2015, the Company entered into a termination agreement with AstraZeneca (the “Termination Agreement”) pursuant to which all licenses granted to AstraZeneca to the Company’s portfolio of NHE3 inhibitors, including the Company’s lead product candidate, tenapanor, were terminated, except for the limited purpose of allowing AstraZeneca to satisfy its obligations under the Termination Agreement. As the AstraZeneca Agreement was terminated in June 2015, the Company recognized the remaining deferred revenue balance of $43.1 million during the three months ended June 30, 2015. In the three months ended June 30, 2015, the

Company recorded a $15.0 million payment for the return of the licenses as well as a $10.0 million payment for reimbursement of research and development expenses and the acceleration of the transfer of information and materials as a reduction in licensing revenue in the consolidated statements of operations. There has been no recognition of licensing revenue or collaborative development revenue since the termination of the AstraZeneca agreement in 2015.

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

8. CONVERTIBLE PREFERRED STOCK

On June 24, 2014, prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 11,517,222 shares of common stock with the related carrying value of $56.2 million reclassified to common stock and additional paid-in capital.

9. PREFERRED STOCK WARRANTS

In connection with the closing of the Series B financing in August 2011, the Company issued warrants for the purchase of 574,953 shares of Series B convertible preferred stock. The exercise price of the warrants was $0.09 per share. The preferred stock warrant liability was measured at fair value on a recurring basis. Changes in fair value were recorded in change in fair value of preferred stock warrant liability in the Statements of Operations and Comprehensive Loss. As of December 31, 2013, the fair value of this convertible preferred stock warrant liability amounted to $6.5 million. Just prior to the IPO close date of June 24, 2014, the preferred stock warrant liability was remeasured prior to the net exercise of the warrants using the IPO price. The preferred stock warrants were net exercised upon the completion of our initial public offering (IPO) in June 2014 and were reclassified to stockholder’s equity.

10. EQUITY INCENTIVE PLANS

2008 Plan

The Company granted options under its 2008 Stock Incentive Plan (the “2008 Plan”) until June 2014 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2008 Plan. The 2008 Plan provided for the granting of incentive and nonstatutory stock options, and stock purchase rights to employees, directors and consultants at the discretion of the Board of Directors. Stock options granted generally vest over a period of four years from the date of grant. In connection with the Board of Directors and stockholders’ approval of the 2014 Plan, all remaining shares available for future award under the 2008 Plan were transferred to 2014 Plan, and the 2008 Plan was terminated.

2014 Plan

The 2014 Equity Incentive Award Plan (“2014 Plan”) became effective on June 18, 2014, immediately prior to the time the Company’s Registration Statement on Form S-1 became effective. Under the 2014 Plan, 1,419,328 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit (RSU) awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards. In addition, 35,221 shares that had been available for future awards under the 2008 Plan as of June 18, 2014, were added to the initial reserve available under the 2014 Plan, bringing the total reserve upon the effective date of the 2014 Plan to 1,454,549. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2014 Plan will be increased by (i) the number of shares represented by awards outstanding under 2008 Plan on June 18, 2014, that are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, up to a maximum of 1,153,279 shares, and (ii) if approved by the Administrator of the 2014 Plan, an annual increase on the first day of each fiscal year ending in 2024, equal to the lesser of (A) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 10,683,053 shares of stock may be issued upon the exercise of incentive stock options. Effective January 1, 2017, the 2014 Plan share reserve was increased by 1,892,376 shares.

2016 Plan

In November 2016, the Company’s board of directors approved the 2016 Employment Commencement Incentive Plan (the Inducement Plan) under which 1,000,000 shares were reserved. As of December 31, 2016, no shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan.

Stock Plan Activity

The following table summarizes activity under the 2008 Plan, the 2014 Plan, and the Inducement Plan, including grants to nonemployees issued:

		Options Issued and Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value
				(in thousands)
Balance at December 31, 2013	3,914	1,162,829	$1.03
Options authorized	1,452,661	—	—
Options granted	(188,888)	188,888	24.41
Options exercised	—	(336,398)	0.71
Options canceled	4,084	(4,084)	2.21
Options repurchased	3,511	(3,511)	0.55
Issuance of common stock for services	(10,000)	—	—

Balance at December 31, 2014	1,265,282	1,007,724	$5.51
Options authorized	743,569	—
Options granted	(379,709)	379,709	19.60
Options exercised	—	(77,784)	1.42
Options canceled	28,563	(28,563)	12.41
Issuance of common stock for services	(13,285)	—	—

Balance at December 31, 2015	1,644,420	1,281,086	$9.78
Options authorized	1,038,595	—
Additional shares reserved under the Inducement Plan	1,000,000	—	—
Options granted	(1,524,014)	1,524,014	11.42
Options exercised	—	(25,134)	2.19
Options canceled	67,743	(67,743)	16.67
Issuance of common stock for services	(20,118)	—	—

Balance at December 31, 2016	2,206,626	2,712,223	$10.60	$13,750

Vested and expected to vest at December 31, 2016		2,640,905	$10.54	$13,574

Vested at December 31, 2016		1,263,430	$7.58	$10,187

The weighted-average grant-date estimated fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $7.69, $12.91 and $18.53 per share. The aggregate intrinsic value was calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock of $14.20 per share as of December 31, 2016.

The total estimated fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $6.4 million, $2.4 million and $0.5 million, respectively.

Restricted Stock Units

During 2016, the Compensation Committee made awards of RSUs to certain employees of the Company. The RSUs awarded under the Plan are generally subject to ratable vesting and are contingent on such employee’s continued service on such date.

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company expenses the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs at the date of grant, ratably over the period during which the vesting restrictions lapse.

A summary of non-vested RSU activity under the Plan for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2015	9,425	$18.04
Granted	174,389	14.34
Vested	(30,122)	16.35
Forfieted	(5,000)	18.04

Non-vested restricted stock units at December 31, 2016	148,692	$14.17

The total estimated fair value of restricted stock vested during 2016 was $0.5 million.

Employee Stock Purchase Plan

The Company adopted the 2014 Employee Stock Purchase Plan (ESPP) and initially reserved 202,762 shares of common stock as of its effective date of June 18, 2014. If approved by the Administrator of the ESPP, on the first day of each calendar year, ending in 2024, the number of shares in the reserve will increase by an amount equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 2,230,374 shares of our common stock may be issued under the ESPP. Effective January 1, 2015, the ESPP share reserve was increased by 185,892. Under the ESPP, participants are offered the option to purchase shares of the Company’s common stock at a discount during a series of successive offering periods normally commencing on March 1 and September 1 of each year. The initial offering period commenced on September 1, 2014 and will end on February 27, 2015. As of December 31, 2016 278,020 shares were available for future issuance under the ESPP.

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to employees:

	Year Ended December 31, 2016
	2016	2015
Expected term ( years)	0.5	0.5
Volatility	76%	97%
Risk-free interest rate	0.48%	0.16%
Dividend yield	—%	—%

There were no shares issued during the year ended December 31, 2014 under the ESPP. In 2015, the Company sold 41,580 shares of its common stock under the ESPP. The shares were purchased at a weighted- average purchase price of $13.25 with proceeds of approximately $0.6 million. In 2016, the Company sold 69,054 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $8.34 with proceeds of approximately $0.6 million.

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

Other than with respect to warrants issued to holders affiliated with New Enterprise Associates, the warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued in June 2015 have been exercised during each of the years ended December 31, 2015 and December 31, 2016.

Stock-based Compensation

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$2,786	$1,327	$1,376
General and administrative	2,531	1,307	316

Total stock-based compensation	$5,317	$2,634	$1,692

As of December 31, 2016, the Company had $11.5 million, $2.1 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, restricted stock unit grants and ESPP, respectively, that will be recognized over an average vesting period of 2.9 years, 3.5 years and 0.2 years, respectively.

The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term ( years)	5.99	5.89	5.97
Volatility	77%	75%	94%
Risk-free interest rate	1.62%	1.64%	1.79%
Dividend yield	—%	—%	—%

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

Expected Volatility—Since the Company has only been publicly traded for a short period and does not have adequate trading history for its common stock, the expected stock price volatility was calculated based on the average historical volatility for comparable publicly traded pharmaceutical companies. The Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the Company’s stock-based awards.

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

Options Granted to Nonemployees.

The Company has granted options to purchase shares of common stock to consultants in exchange for services performed. The Company granted options to purchase 12,500, 5,000 and 10,000 shares with average exercise prices of $13.71, $18.58 and $20.77 per share, respectively, during the years ended December 31, 2016, 2015 and 2014, respectively. These options vest upon grant or various terms up to three years. The Company recognized non-employee stock compensation expense of $0.1 million, $0.2 million and $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense for non-employee stock options is calculated using the Black-Scholes option-pricing model and is recorded as the options vest. Options subject to vesting are required to be periodically revalued over their service period, which is generally the same as the vesting period.

Issuance of Common Stock for Services

During the year ended December 31, 2016, the Company issued 20,118 shares of common stock in exchange for services performed. The shares issued were valued at $0.2 million based on the fair value of the common stock on the date of grant. During the year ended December 31, 2015, the Company issued 13,285 shares of common stock in exchange for services performed. The shares issued were valued at $0.2 million based on the fair value of the common stock on the date of grant. During the year ended December 31, 2014, the Company issued 10,000 shares of common stock in exchange for services performed. The shares issued were valued at $0.2 million based on the fair value of the common stock on the date of grant.

11. INCOME TAXES

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	December 31,
	2016	2015	2014
Expected income tax provision at the federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.3	(3.8)	4.6
Change in valuation allowance	(36.2)	(30.7)	(17.9)
Nondeductible expenses	—	—	(20.6)
Tax credits	0.3	1.3	—
Other	0.6	(1.7)	(3.2)

Income tax provision	0.0%	0.1%	(2.1%)

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$68,639	$30,572
Research credits	2,643	1,919
Stock awards	2,583	1,011
Other	1,558	571

Gross deferred tax assets	75,423	34,073
Valuation allowance	(74,520)	(33,845)

Total deferred tax assets	903	228
Deferred tax liabilities	(903)	(228)

Net deferred tax assets	$—	$—

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the two-year periods ended December 31, 2016 and December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2016 and December 31, 2015, full valuation allowance has been recorded against Company’s net deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. The valuation allowance increased by approximately $40.7 million for the year ended December 31, 2016. The valuation allowance increased by approximately $9.1 million for the year ended December 31, 2015.

At December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $192.0 million that expire beginning in 2030 if not utilized, and federal research and development tax credit carryforwards of approximately $3.4 million that expire beginning in 2027 if not utilized. In addition, the Company had net operating loss carryforwards for California income tax purposes of approximately $31.1 million that expire beginning of 2030 if not utilized, and state research and development tax credit carryforwards of approximately $3.8 million which can be carried forward indefinitely. The Company had other state net operating losses of approximately $1.1 million that begin to expire in 2025. The Company had approximately insignificant and $0.2 million of minimum tax credit carryovers for federal and California income tax purposes, respectively. The minimum tax credits have no expiration date.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$3,298	$2,815	$1,411
Additions (subtractions) based on tax positions related to prior year	45	(58)	405
Additions based on tax positions related to current year	549	541	999

Balance at end of year	$3,892	$3,298	$2,815

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $3.9 million, $3.3 million and $2.8 million as of December 31, 2016, 2015 and 2014, respectively.

The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of an income tax audit is highly uncertain, the Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change during the next 12 months.

The Company files income tax returns in the U.S. federal, California, Maryland, Massachusetts, New Hampshire and New Jersey, tax jurisdictions. Due to the Company’s net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and California state tax examinations. The Company is not currently under examination in any tax jurisdiction.

12. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of share-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the years ended December 31, 2016, 2015 and 2014, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	December 31,
	2016	2015	2014
Numerator:
Net loss	$(112,387)	$(29,621)	$(3,214)

Denominator:
Weighted average number of shares outstanding—basic and diluted	40,118,522	22,892,640	10,248,337

Net loss per share-basic and diluted	$(2.80)	$(1.29)	$(0.31)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2016	2015	2014
Options to purchase common stock	2,557,314	1,244,442	1,007,724
Warrants to purchase common stock	2,172,899	300,302	—

Total	4,730,213	1,544,744	1,007,724

13. RELATED PARTY TRANSACTIONS

There were no related party transactions in 2016 and 2015.

As part of the consulting arrangement with the spouse of an executive of the Company to provide research and development services related to clinical operations, the Company incurred expenses of $0.2 million for services rendered during year ended December 31, 2014.

14. COMMITMENTS AND CONTINGENCIES

The Company has a lease agreement for a facility in Fremont, California that was amended in December 2012 to extend the lease agreement to September 2016. In September 2014, the Company signed the second amendment to its facility lease agreement in Fremont, California to add space and to extend the lease term through September 2019. In addition, the amended lease agreement provides for a tenant improvement allowance of up to $0.6 million. In May 2016, the Company signed a third amendment to its facility lease agreement in Fremont, California to add space and to extend the lease term through September 2021 (the “Third Amendment”). The Third Amendment provides for a tenant improvement allowance of up to $0.4 million and the extended lease has rent escalation clauses throughout the lease term. Rent increases, including the impact of a rent holiday and leasehold improvement allowance from the landlord, will be recognized as deferred rent and amortized on a straight-line basis over the term of the lease.

Under the terms of the lease agreement, the Company provided the lessor with a security deposit in the amount of $0.1 million. The lessor shall be entitled to draw on the security deposit in the event of any uncured default by the Company under the terms of the lease.

The future minimum payments under the noncancelable operating lease at December 31, 2016, are as follows (in thousands):

Year ending December 31,	Amounts
2017	$1,460
2018	1,502
2019	1,686
2020	2,026
2021	1,439

Total	$8,113

Rent expense under operating leases was $1.3 million, $0.9 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Guarantees and Indemnifications

The Company indemnifies each of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity, as permitted under Delaware law and in accordance with our certificate of incorporation and bylaws. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity.

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

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial results from operations for the years ended December 31, 2016 and 2015 are as follows (in thousands, except per share amounts):

	2016 Quarter End
	March 31,	June 30	September 30	December 31
Total revenue	$—	$—	$—	$—
Operating expenses	23,529	28,690	29,200	31,476
Net loss	(23,467)	(28,613)	(29,031)	(31,276)
Net loss per share:
Basic and Diluted	(0.70)	(0.83)	(0.65)	(0.66)

	2015 Quarter End
	March 31,	June 30	September 30	December 31
Total revenue	$5,883	$18,143	$—	$—
Operating expenses	9,373	9,087	18,079	16,876
Net (loss) income	(3,502)	9,007	(18,126)	(17,000)
Net (loss) income per share:
Basic	(0.19)	0.43	(0.70)	(0.65)
Diluted	(0.19)	0.42	(0.70)	(0.65)

16. SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management assessed our internal control over financial reporting as of December 31, 2016, the end the period covered by this Annual Report on Form 10-K. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Ardelyx, Inc.

Date: February 17, 2017	By:	/s/ Michael Raab
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

Signature	Title	Date

/s/ Michael Raab	President, Chief Executive Officer and Director	February 17, 2017
Michael Raab	(Principal Executive Officer)

/s/ Mark Kaufmann	Chief Financial Officer	February 17, 2017
Mark Kaufmann	(Principal Financial Officer)

/s/ Bryan Shaw	Vice President,	February 17, 2017
Bryan Shaw	Corporate Controller
(Principal Accounting Officer)

/s/ David Mott	Chairman of the Board of Directors	February 17, 2017
David Mott

/s/ Robert Bazemore	Director	February 17 2017
Robert Bazemore

/s/ William Bertrand, Jr.	Director	February 17, 2017
William Bertrand, Jr.

/s/ Annalisa Jenkins, MBBS, MRCP	Director	February 17, 2017
Annalisa Jenkins, MBBS, MRCP

/s/ Gordon Ringold, Ph.D.	Director	February 17, 2017
Gordon Ringold, Ph.D.

/s/ Richard Rodgers	Director	February 17, 2017
Richard Rodgers

Exhibit Index

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014	4.2

4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	S-3	7/13/2015	4.3

10.1(c)	Termination Agreement, dated June 2, 2015, by and between AstraZeneca AB and Ardelyx, Inc.	10-Q	8/12/2015	10.1

10.1(d)	Amendment No. 1 to Termination Agreement and to Manufacturing and Supply Agreement, dated November 2, 2015 by and between AstraZeneca AB and Ardelyx, Inc.	10-K	3/4/2016	10.1

10.2†	License and Option Agreement, dated February 21, 2014, by and between Sanofi and Ardelyx, Inc.	S-1/A	6/5/2014	10.2

10.3	Amended and Restated Investor’s Rights Agreement dated June 23, 2011, by and among Ardelyx, Inc. and the investors listed therein.	S-1	5/19/2014	10.3

10.4(a)	Lease, dated August 8, 2008, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(a)

10.4(b)	Amendment to Lease, dated December 20, 2012, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(b)

10.4(c)	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC.	8-K	9/9/2014	10.1

10.4(c)	Third Amendment to Lease, dated April 28, 2016, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC.	10-Q	8/8/2016	10.3

10.5(a)#	Ardelyx, Inc. 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(a)

10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(b)

10.5(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2008 Stock Incentive Plan, as amended.	S-1	5/19/2014	10.5(c)

10.6(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan.	S-8	7/14/2014	99.3

10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(b)

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.6(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan.	S-1/A	6/18/2014	10.6(c)

10.7#	Form of Indemnification Agreement for directors and officers.	S-1/A	6/9/2014	10.7

10.8#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab.	S-1/A	6/9/2014	10.8

10.9#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Mark Kaufmann.	S-1/A	6/9/2014	10.15

10.10#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.16

10.11#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Jeffrey Jacobs, Ph.D.	S-1/A	6/9/2014	10.17

10.12#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.19

10.13#	Offer Letter, dated August 11, 2011, by and between Ardelyx, Inc. and Mark Kaufmann.	S-1/A	6/9/2014	10.10

10.14#	Offer Letter, dated May 2, 2008, by and between Ardelyx, Inc. and Jeff Jacobs, Ph.D.	S-1/A	6/9/2014	10.12

10.15#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.13

10.16#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.14

10.19#	Offer Letter, dated November 21, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.	10-K	3/5/2015	10.22

10.20#	Change in Control Severance Agreement, dated December 19, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.	10-K	3/5/2015	10.23

10.21#	Offer Letter, dated December 12, 2015, by and between Ardelyx, Inc. and Paul Korner, MD, MBA	10-K	3/4/2016	10.21

10.22#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan.	S-8	7/14/2014	99.6

10.23#	Non-Employee Director Compensation Program.	S-1/A	6/9/2014	10.21

10.24	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	10-Q	8/12/15	10.2

10.25	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated June 2, 2015	S-3	7/13/15	99.1

		Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.26	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated July 14, 2016	10-Q	8/8/16	10.1

10.27	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated July 14, 2016	10-Q	8/8/16	10.1

10.28(a)#	Ardelyx, Inc. 2016 Employment Commencement Incentive Plan	S-8	11/9/16	99.1

10.28(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/9/16	99.2

10.28(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/9/16	99.3

10.28(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/9/16	99.4

10.29#	Change in Control Severance Agreement, dated January 4, 2016, by and between Ardelyx, Inc. and Paul Korner, MD, MBA				X

10.30#	Offer Letter, dated October 1, 2016, by and between Ardelyx, Inc. and Reginald Kim Seeto, MB.BS; B.Sc.				X

10.31#	Change in Control Severance Agreement, dated October 22, 2016, by and between Ardelyx, Inc. and Reginald Kim Seeto, MB.BS; B.Sc.				X

10.32#	Offer Letter, dated November 15, 2016, by and between Ardelyx, Inc. and Bryan Shaw.				X

10.33#	Change in Control Severance Agreement, dated December 6, 2016, by and between Ardelyx, Inc. and Bryan Shaw.				X

12.1	Statement Regarding the Computation of Ratio of Earnings to Fixed Charges				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
#	Indicates management contract or compensatory plan.