Form 10-Q
period 2017-03-31
ARDELYX, INC.
filed 2017-05-05
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of May 1, 2017 was 47,386,756.

ARDELYX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$71,213	$74,598
Short-term investments	102,210	126,225
Prepaid expenses and other current assets	4,585	3,169

Total current assets	178,008	203,992
Property and equipment, net	8,915	8,991
Other assets	842	148

Total assets	$187,765	$213,131

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,893	$5,635
Accrued compensation and benefits	1,856	3,161
Accrued and other liabilities	11,565	10,405

Total current liabilities	19,314	19,201
Other long-term liabilities	767	779

Total liabilities	20,081	19,980

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized as of March 31, 2017 and December 31, 2016, respectively; no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2017 and December 31, 2016, respectively; 47,386,756 and 47,309,422 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	5	5
Additional paid-in capital	409,610	407,092
Accumulated deficit	(241,883)	(213,875)
Accumulated other comprehensive loss	(48)	(71)

Total stockholders’ equity	167,684	193,151

Total liabilities and stockholders’ equity	$187,765	$213,131

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$22,387	$19,250
General and administrative	6,047	4,279

Total operating expenses	28,434	23,529

Loss from operations	(28,434)	(23,529)
Other income, net	426	62

Loss before provision for income taxes	(28,008)	(23,467)
Provision for income taxes	—	—

Net loss	$(28,008)	$(23,467)

Net loss per common share, basic and diluted	$(0.59)	$(0.70)

Weighted-average number of common shares used in computing basic net loss per share, basic and diluted	47,343,234	33,466,955

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(28,008)	$(23,467)
Unrealized gain on available-for-sale securities, net of tax	23	—

Comprehensive loss	$(27,985)	$(23,467)

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(28,008)	$(23,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	594	310
Amortization of deferred financing costs	72	80
Amortization of deferred compensation for services	46	47
Amortization of premium on investment securities	(48)	—
Stock-based compensation	2,109	1,191
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,228)	881
Accounts payable	858	2,102
Accrued compensation and benefits	(1,305)	(1,047)
Accrued and other liabilities	1,149	3,656

Net cash used in operating activities	(26,761)	(16,247)

Investing activities
Proceeds from maturities of short-term investments	31,872	—
Sales of short-term investments	10,482	—
Purchases of short-term investments	(18,268)	—
Purchases of property and equipment	(1,118)	(200)

Net cash provided by (used in) investing activities	22,968	(200)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	80,837
Proceeds from issuance of common stock under stock plans	408	284

Net cash provided by financing activities	408	81,121

Net (decrease) increase in cash and cash equivalents	(3,385)	64,674
Cash and cash equivalents at beginning of period	74,598	107,004

Cash and cash equivalents at end of period	$71,213	$171,678

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or “the Company,” is focused on enhancing the way patients with cardiorenal and gastrointestinal, or GI, diseases are treated by using the gut as the gateway to delivering medicines that matter. The Company has pioneered the development of small molecule therapeutics that act predominantly in the GI tract, thereby avoiding potentially negative side effects on the rest of the body. The Company’s strategy is to evolve from a research and development-focused company to an integrated biotechnology company, by building cardiorenal and GI portfolios in the United States, while exploring a variety of strategic commercial options outside the United States. The Company is developing several products and programs focused on underserved medical needs including the following:

Cardiorenal Portfolio

•	Tenapanor: Phase 3 for treatment of end-stage renal disease, or ESRD, patients on dialysis suffering from elevated phosphate, or hyperphosphatemia

•	RDX7675: Phase 3 to treat patients with hyperkalemia, common in patients with chronic kidney disease, or CKD, and/or heart failure

•	Research Programs: The Company is evaluating small-molecule approaches to treat hyperkalemia in order to significantly reduce pill burden as well as leveraging its knowledge of phosphorus absorption to discover improved approaches.

Gastrointestinal Portfolio

•	Tenapanor: Phase 3 for treatment of irritable bowel syndrome with constipation, or IBS-C, patients

•	RDX8940: IND filed in late 2016; currently advancing towards Phase 1 development

•	Research Programs: The Company is evaluating gut biased farnesoid X receptor, or FXR, agonists for the treatment of various GI diseases and disorders, and is leveraging its knowledge of the mechanisms of tenapanor in order to discover new agents that modulate transport of ions and other processes in the gut.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the quarter ended March 31, 2017 are not necessarily indicative of results to be expected for the entire year ending December 31, 2017 or future operating periods.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC (the “2016 Form 10-K”). The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, as filed with the 2016 Form 10-K.

The accompanying condensed consolidated financial statements include the accounts of Ardelyx, Inc. and its wholly-owned subsidiary, Ardelyx Cayman Islands, and have been prepared in accordance with US GAAP. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although management believes these estimates are based upon reasonable assumptions within the bounds of its knowledge of the Company’s business and operations, actual results could differ materially from those estimates.

Accrued Research and Development Expenses

As part of the process of preparing its financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers submit its monthly invoices in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	contract research organizations (“CROs”) in connection with clinical studies;

•	investigative sites in connection with clinical studies;

•	vendors related to product manufacturing, development and distribution of clinical supplies;

•	collaborator entities in connection with collaboration agreements; and

•	vendors in connection with preclinical development activities.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a deferral of the effective date of this ASU by one year, and to permit entities to adopt up to one year earlier if they choose. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the modified retrospective or cumulative effect transition method. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points in the new Topic 606 - Revenue from Contracts with Customers, including ASU 2016-08 (“Principal versus Agent Considerations—Reporting Revenue Gross versus Net”), ASU 2016-10 (“Identifying Performance Obligations and Licensing”), ASU 2016-11 (“Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”) and ASU 2016-12 (“Narrow-Scope Improvements and Practical Expedients”). The Company plans to adopt all these standards on January 1, 2018. The Company plans to modify its accounting policies to reflect the requirements of these standards and plans to select the modified retrospective transition method. The Company did not recognize revenue for the three months ended March 31, 2017 and March 31, 2016, and therefore, the planned adoption of this standard will not affect the Company’s consolidated financial statements and related disclosures for these periods or future periods until the Company reports revenues.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16). This update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016-16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for our interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The adoption of ASU 2016-16 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of March 31, 2017 and December 31, 2016 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	March 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Cash and cash equivalents:
Cash	$1,084	$—	$—	$1,084
Money market funds	70,129	—	—	70,129

Total cash and cash equivalents	$71,213	$—	$—	$71,213
Short-term investments
Corporate bonds	46,098	2	(33)	$46,067
Commercial paper	41,792	2	(7)	41,787
Asset-backed securities	14,368	1	(13)	$14,356

Total short-term investments	$102,258	$5	$(53)	$102,210

Total	$173,471	$5	$(53)	$173,423

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Cash and cash equivalents:
Cash	$3,638	$—	$—	$3,638
Money market funds	68,561	—	—	68,561
Commercial paper	2,399	—	—	2,399

Total cash equivalents and investments	$74,598	$—	$—	$74,598
Short-term investments
Corporate bonds	$58,464	$2	$(56)	$58,410
Commercial paper	62,946	5	(20)	62,931
Asset-backed securities	4,886	—	(2)	4,884

Total short-term investments	$126,296	$7	$(78)	$126,225

Total	$200,894	$7	$(78)	$200,823

Cash equivalents consist of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. The Company invests its cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive gain (loss)” within stockholders’ equity on the Company’s condensed consolidated balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “other income, net” in the consolidated condensed statement of operations.

All available-for-sale securities held as of March 31, 2017 had contractual maturities of less than one year. Investments that have maturities beyond one year as of the end of the reporting period are classified as non-current. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of it cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of March 31, 2017, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to a change in credit risk and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

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

The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1	–	Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by the Company at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasuries and trading securities with quoted prices on active markets.

Level 2	–	Valuations based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

Level 3	–	Valuations based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$70,129	$70,129	$—	$—
Corporate bonds	46,067	—	46,067	—
Commercial paper	41,787	—	41,787	—
Asset-backed securities	14,356	—	14,356	—

Total	$172,339	$70,129	$102,210	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,561	$68,561	$—	$—
Corporate bonds	58,410	—	58,410	—
Commercial paper	65,330	—	65,330	—
Asset-backed securities	4,884	—	4,884

Total	$197,185	$68,561	$128,624	$—

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. The Company classifies corporate bonds, commercial paper and asset-backed securities as Level 2. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. There were no transfers between Level 1 and Level 2 during the periods presented.

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at March 31, 2017 and December 31, 2016, due to their short-term nature.

NOTE 5. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units, or RSUs, and the Company’s employee stock purchase program, or ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$1,031	$626
General and administrative	1,078	565

Total	$2,109	$1,191

In January 2017, the Company granted performance-based restricted stock unit, or PRSU, awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company. At March 31, 2017, 161,865 PRSUs were outstanding. Based on the evaluation of the probability of achieving performance conditions at March 31, 2017, the Company has not recorded stock-based compensation expense for the three months ended March 31, 2017 related to the PRSUs. The Company will continue to evaluate the probability of achieving the performance conditions for the PRSUs at each reporting period and will record compensation expense related to the PRSUs accordingly.

At March 31, 2017, the Company had $21.8 million, $1.9 million and $0.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, restricted stock unit grants and ESPP, respectively, that will be recognized over an average vesting period of 3.3 years, 3.3 years and 0.4 years, respectively. At March 31, 2017, there was no unrecognized compensation expense related to PRSUs.

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(28,008)	$(23,467)

Denominator:
Weighted average common shares outstanding - basic and diluted	47,343,234	33,466,955

Net loss per share - basic and diluted	$(0.59)	$(0.70)

For the three months ended March 31, 2017 and 2016, the total number of anti-dilutive outstanding common stock equivalents excluded from the net loss per common share computation was 6.1 million and 4.5 million, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands)

	March 31,	December 31,
	2017	2016
Accrued clinical trial expenses	$7,517	$6,694
Accrued contract manufacturing	3,010	2,705
Accrued professional and consulting services	391	322
Other	647	684

	$11,565	$10,405

NOTE 8. STOCKHOLDERS’ EQUITY

Option Exercises

For the three months ended March 31, 2017, employees exercised options to purchase 19,301 shares of the Company’s common stock with insignificant net proceeds to the Company. For the three months ended March 31, 2016, employees exercised options to purchase 6,250 shares of the Company’s common stock with insignificant net proceeds to the Company.

Restricted Stock Units

For the three months ended March 31, 2017, the Company issued 15,188 shares of the Company’s common stock due to vesting of restricted stock units. For the three ended March 31, 2016, the Company issued zero shares of the Company’s common stock due to vesting of restricted stock units.

Employee Stock Purchase Plan

In February 2017, the Company sold 42,845 shares under the ESPP. The shares were purchased at a purchase price of $8.77 per share with proceeds to the Company of approximately $0.4 million.

Offerings of Common Stock and Warrants

In June 2015, the Company sold and issued an aggregate of 7,242,992 shares of its common stock and warrants to purchase 2,172,899 shares of common stock in a private placement transaction for aggregate gross proceeds of approximately $77.8 million or net proceeds, after deducting issuance costs, of approximately $74.3 million. The purchase price for the common stock was $10.70 per share and the purchase price for the warrants was $0.125 per warrant. The warrants are exercisable for an exercise price of $13.91 per share. None of the warrants issued in June 2015 have been exercised as of March 31, 2017.

NOTE 9. SUBSEQUENT EVENTS

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx,” “Company,” “we,” “us,” and “our” refer to Ardelyx, Inc.

ABOUT ARDELYX

We are focused on enhancing the way patients with cardiorenal and gastrointestinal, or GI, diseases are treated by using the gut as the gateway to delivering medicines that matter. We have pioneered the development of small molecule therapeutics that act predominantly in the GI tract, thereby avoiding potentially negative side effects on the rest of the body.

Our strategy is to evolve from a research and development-focused company to an integrated biotechnology company, by building cardiorenal and GI portfolios in the United States, while exploring a variety of strategic commercial options outside the United States. We are developing several products and programs focused on underserved medical needs including the following:

Cardiorenal Portfolio

•	Tenapanor: Phase 3 clinical development for treatment of ESRD patients on dialysis suffering from elevated phosphate, or hyperphosphatemia

•	RDX7675: Phase 3 clinical development for the treatment of patients with hyperkalemia, common in patients with CKD and/or heart failure

•	Research Programs: We are evaluating small-molecule approaches to treat hyperkalemia in order to significantly reduce pill burden and we are leveraging our knowledge of phosphorus absorption to discover improved approaches.

Gastrointestinal Portfolio

•	Tenapanor: Phase 3 clinical development for treatment of IBS-C patients

•	RDX8940: IND filed in late 2016; currently advancing towards Phase 1 development

•	Research Programs: We are evaluating gut biased FXR agonists for the treatment of various GI diseases and disorders, and leveraging our knowledge of the mechanisms of tenapanor in order to discover new agents that modulate transport of ions and other processes in the gut.

Financial Operations Overview

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

General and Administrative

General and administrative expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, in executive and other administrative functions. Other general and administrative expenses include facility related costs, communication expenses and professional fees for legal, patent review, consulting and accounting services.

We anticipate that our general and administrative expenses will increase in the future in support of continued research and development activities, potential commercialization of our product candidates, including tenapanor, RDX7675, and continued costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and payments to outside consultants, lawyers and accountants, among other expenses. Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Provision for Income Taxes

We did not record a provision for income taxes for the three ended March 31, 2017 because we expect to generate a net operating loss for the year ending December 31, 2017. Our deferred tax assets continue to be fully offset by a valuation allowance.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to research and development expense and accruals and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2016 Form 10-K with the SEC on February 17, 2017. For a description of our critical accounting policies, please refer to our 2016 Form 10-K.

RESULTS OF OPERATIONS

Three months Ended March 31, 2017 and 2016

Research and Development

Research and development expenses for the three months ended March 31, 2017 as compared to same period in the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$22,387	$19,250
Dollar change from prior year	3,137
Percent change from prior year	16%

Research and development expenses were $22.4 million for the three months ended March 31, 2017, an increase of $3.1 million, or 16%, compared to $19.3 million for the three months ended March 31, 2016. The increase consisted of a $3.4 million increase in our internal program costs and a $0.3 million decrease in our external program costs.

The increase in our internal costs of $3.4 million was primarily due to an increase in personnel, facility and other costs, primarily related to costs associated with increased research and development headcount to support the growth of our research and development activities.

The decrease in our external program costs of $0.3 million was due to a decrease of $2.1 million in expenses incurred for clinical development activities, clinical manufacturing and process development activities related to the completion of some of our Phase 3 studies associated with tenapanor. This was offset by an increase of $1.8 million in expenses incurred for clinical development activities, clinical manufacturing and process development activities associated with RDX7675 and RDX8940.

General and Administrative

General and administrative expenses for the three months ended March 31, 2017 as compared to the same period in the prior year were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
General and administrative	$6,047	$4,279
Dollar change from prior year	1,768
Percent change from prior year	41%

General and administrative expenses were $6.0 million for the three months ended March 31, 2017, an increase of $1.8 million, or 41%, compared to $4.3 million for the three months ended March 31, 2016. The increase was primarily due to increases of $1.3 million in personnel and other costs including share-based compensation, as a result of an increase in headcount and $0.5 million in professional fees.

Liquidity and Capital Resources

The following table displays a summary of our cash, cash equivalents and short-term investments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$71,213	$74,598
Short-term investments	102,210	126,225

	$173,423	$200,823

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of March 31, 2017 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan can change, and we will require significant additional capital to fund our operations, including to support the development, pre-commercialization and commercialization efforts for tenapanor, RDX7675 and RDX8940. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into additional collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in patients with ESRD on dialysis, as well as our decision whether or not to pursue other indications for tenapanor;

•	the progress, timing, scope, results and costs of our clinical programs for RDX7675 and RDX8940;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with our product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships to in-license or out-license our current programs or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of research programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash used in operating activities	$(26,761)	$(16,247)
Cash provided by (used in) investing activities	22,968	(200)
Cash provided by financing activities	408	81,121

Net (decrease) increase in cash and cash equivalents	$(3,385)	$64,674

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2017 was approximately $26.8 million. The net loss of $28.0 million was adjusted for (i) an increase of accounts payable and accrued liabilities of $0.7 million primarily due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX7675 and RDX8940, (ii) non-cash charges of $0.6 million for depreciation and amortization and $2.1 million for stock-based compensation and (iii) a decrease in pre-payments of $2.2 million to vendors for clinical development and manufacturing activities.

Net cash used in operating activities during the three months ended March 31, 2016 was approximately $16.2 million. The net loss of $23.5 million was adjusted for (i) an increase of accounts payable and accrued liabilities of $4.7 million due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX7675 and RDX8940, (ii) non-cash charges of $0.4 million for depreciation and amortization and $1.2 million for stock-based compensation, and (iii) advance payments of $0.9 million to vendors for clinical development and manufacturing activities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $23.0 million for the three months ended March 31, 2017 and was primarily due to maturities and sales of short-term investments of $42.4 million. This was offset by purchases of short-term investments of $18.3 million and acquisition of property and equipment of $1.1 million related to the expansion of our laboratory and related equipment.

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2016 and was primarily due to the acquisition of property and equipment related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $0.4 million and was primarily due to proceeds from issuance of common stock under stock plans.

Net cash provided by financing activities for the three months ended March 31, 2016 was $81.1 million and was primarily due to net proceeds of $80.8 million from a public offering of common stock.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligation:	Less than 1 year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
Operating leases (1)	$1,478	$5,311	$1,096	$—	$7,885
Purchase commitment	694	480	—	—	1,174

Total contractual obligations	$2,172	$5,791	$1,096	$—	$9,059

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Refer to Note 2 in the accompanying notes to our unaudited interim condensed consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our 2016 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2017, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of March 31, 2017, we had an accumulated deficit of $241.9 million.

We expect that our operating losses will substantially increase for the foreseeable future as we prepare for the potential commercialization of tenapanor and RDX7675, incur manufacturing and development costs for tenapanor, RDX7675, and RDX8940, including costs associated with completing the on-going Phase 3 development of tenapanor in IBS-C and in hyperphosphatemia, completing the on-going onset-of-action trial and the Phase 3 clinical trial for RDX7675, and commencing clinical development of RDX8940, and as we continue our discovery and research activities.

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

With the initiation of RDX7675 in both an onset-of-action clinical trial and a Phase 3 clinical trial for RDX7675 in the fourth quarter of 2016, we expect to invest a significant amount of our efforts and financial resources in the development of RDX7675. We are pursuing a 505(b)(2) regulatory path for approval of RDX7675, which, among other things allows us to rely on the FDA’s previous findings of safety and efficacy and may eliminate the need to conduct certain nonclinical and clinical studies of our product candidate. This regulatory pathway, which can accelerate development, may not be available to us if a pharmaceutically equivalent product to RDX7675 were approved prior to the approval of our 505(b)(2) application. If we are unable to rely upon a 505(b)(2) regulatory pathway for the approval of RDX7675, the development of RDX7675 may be substantially delayed or we may be required to abandon such development.

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

Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Although our research and development efforts to date have resulted in several development programs, we may not be able to develop product candidates that are safe, effective and well-tolerated. Our research programs may initially show promise in identifying potential product candidates, and we may select candidates for development, yet we may fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	the research methodology used and our drug discovery and design platform may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective, well- tolerated or otherwise does not meet applicable regulatory or commercial criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe, effective and well-tolerated by patients, the medical community or third-party payors, if applicable.

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

Although we expect to continue to enhance the capabilities of our APECCS system by advancing the cell culture and screening process and/or acquiring new technologies to broaden the scope of APECCS, we may not be successful in any of our enhancement and development efforts. In addition, we may not be able to enter into agreements on suitable terms to utilize technologies required to exploit certain capabilities of APECCS, and in such case, we may be forced to limit our use or further development of APECCS, or to modify APECCS for continued use. It may not be possible to modify APECCS in manner that avoids the utilization of certain technologies, without materially and adversely affecting the performance of APECCS or without incurring substantial cost and delay in advancement of the system. If our enhancement or development efforts are unsuccessful, or if we are forced to limit our use or further development of APECCS due to the inability to enter into agreements on suitable terms to permit the utilization of technologies required to exploit APECCS, we may not be able to advance our drug discovery capabilities as quickly as we expect or identify as many potential druggable targets as we desire.

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

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Sanofi booked €935 million ($1.04 billion) in worldwide sales of sevelamer during 2015 and €687 million through September 30, 2016. Generic sevelamer was expected to enter the U.S. market in early 2014 after expiration of Sanofi’s patent, but as of 2017, no generic sevelamer has yet been approved in the United States. Generic sevelamer was approved, however, in certain jurisdictions in Europe in 2015. In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron- based binder in Phase 3 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

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

We are also aware of two prescription products marketed for IBS-C, Linzess (linaclotide) marketed by Ironwood Pharmaceuticals and Allergan and Amitiza (lubiprostone) marketed by Sucampo and Takeda. Additionally, Trulance (plecanatide) was approved by FDA in January 2017 for use in adults for treatment of chronic idiopathic constipation, and Synergy Pharmaceuticals, the drug’s manufacturer, presented Phase 3 data from two clinical studies of Trulance in IBS-C patients in December 2016 and submitted an NDA for this indication in March 2017.

Finally, we are aware of at least two drugs approaching or on the market for the treatment of hyperkalemia. Veltassa (patiromer FOS), an oral, polymer-based potassium binder, was approved for marketing by the FDA in October 2015 and was commercially launched by Relypsa, a company that was acquired by Galenica in September 2016. Additionally, ZS Pharma submitted an NDA in June 2015 for ZS-9, a sodium zirconium cyclosilicate-based oral potassium binder. ZS-9 will be commercially launched by AstraZeneca, a company that acquired ZS Pharma in December 2015.

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

In July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extended this implementation date to January 1, 2024. Additionally, section 204 of the Stephen Beck, Jr., Achieving a Better Life Experience Act of 2014, or ABLE, provides that payment for oral-only ESRD drugs cannot be made under the ESRD Prospective Payment System prior to January 1, 2025. As a result of the recent legislation, beginning in 2025, ESRD-related drugs may be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor and RDX7675, if approved. We may be unable to sell tenapanor and/or RDX7675, if approved, to dialysis providers on a profitable basis if third- party payors reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO (December 31, 2019), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, or (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 th , and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies, and depends upon numerous factors. The FDA and comparable foreign authorities have substantial discretion in the approval process and we may encounter matters with the FDA or such comparable authorities that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies or trials for drug product either prior to or post- approval, such as additional drug-drug interaction studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or result in a decision not to approve an application for regulatory approval. Despite the time and expense exerted, failure can occur at any stage.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our, or our collaboration partners’, clinical studies;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which approval is sought;

•	the FDA or comparable foreign regulatory authorities may disagree with the interpretation of data from preclinical studies or clinical studies;

•	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	we or our collaboration partners may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk- benefit ratio for its proposed indication is acceptable;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers responsible for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

In order to market any product in the EEA (which is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk–benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

We currently expect that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation, and we currently expect that the new Presidential Administration and U.S. Congress will seek to modify or repeal all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to any regulatory changes, and such regulatory changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were otherwise authorized by the Affordable Care Act. However, we cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

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

Risks Related to Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of tenapanor, RDX7675, RDX8940 or our other product candidates, or prevent or delay the continued use of our drug discovery and development platform, including APECCS.

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

Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation, including the Leahy-

Smith America Invents Act signed into law on September 16, 2011. That Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and new venues and opportunities for competitors to challenge patent portfolios. Because of that Act, the U.S. patent system is now a “first to file” system, which may make it more difficult to obtain patent protection for inventions and increase the uncertainties and costs surrounding the prosecution of our or our collaboration partners’ patent applications and the enforcement or defense of our or our collaboration partners’ issued patents, all of which could materially adversely affect our business, results of operations and financial condition. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Many of our employees, consultants and contractors were previously employed at or engaged by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors, executed proprietary rights, non-disclosure and non- competition agreements in connection with such previous employment. Although we try to ensure that our employees, consultants and contractors do not use the intellectual property and other proprietary information or know-how or trade secrets of others in their work for us, and do not perform work for us that is in conflict with their obligations to another employer or any other entity, we may be subject to claims that we or these employees, consultants and contractors have used or disclosed such intellectual property, including know-how, trade secrets or other proprietary information. In addition, an employee, advisor or consultant who performs work for us may have obligations to a third party that are in conflict with their obligations to us, and as a result such third party may claim an ownership interest in the intellectual property arising out of work performed for us. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, or access to consultants and contractors. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

As of March 31, 2017, entities affiliated with New Enterprise Associates or NEA, a venture capital fund associated with one of our directors, collectively beneficially hold approximately 31.7% of our capital stock, including warrants exercisable for shares of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 36.0% of our capital stock, including warrants and stock options exercisable for shares of our common stock within sixty (60) days of March 31, 2017. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with New Enterprise Associates alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2017, we had 47,386,756 shares of common stock outstanding. Of those shares, approximately 14.3 million, were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of March 31,2017, approximately 4.0 million shares of common stock that are subject to outstanding options, were eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, approximately 2.2 million shares that are subject to outstanding warrants are eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 5.6 million shares of our outstanding common stock as of March 31, 2017, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the required approval of at least 66 2 / 3 % of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the required approval of at least 66 2 / 3 % of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: May 5, 2017	By:	/s/ Mark Kaufmann
Mark Kaufmann Chief Financial Officer (Principal Financial Officer)