Form 10-Q
period 2017-06-30
ARDELYX, INC.
filed 2017-08-09
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of August 2, 2017 was 47,445,139.

ARDELYX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$63,636	$74,598
Short-term investments	85,088	126,225
Prepaid expenses and other current assets	5,221	3,169

Total current assets	153,945	203,992
Property and equipment, net	9,335	8,991
Other assets	842	148

Total assets	$164,122	$213,131

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,713	$5,635
Accrued compensation and benefits	2,599	3,161
Accrued and other liabilities	11,076	10,405

Total current liabilities	18,388	19,201
Other long-term liabilities	756	779

Total liabilities	19,144	19,980

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 47,442,639 and 47,309,422 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	5	5
Additional paid-in capital	412,617	407,092
Accumulated deficit	(267,604)	(213,875)
Accumulated other comprehensive loss	(40)	(71)

Total stockholders’ equity	144,978	193,151

Total liabilities and stockholders’ equity	$164,122	$213,131

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$20,572	$23,838	42,960	43,091
General and administrative	5,846	4,852	11,892	9,130

Total operating expenses	26,418	28,690	54,852	52,221

Loss from operations	(26,418)	(28,690)	(54,852)	(52,221)
Other income, net	697	77	1,123	139

Loss before provision for income taxes	(25,721)	(28,613)	(53,729)	(52,082)
Provision for income taxes	—	—	—	—

Net loss	$(25,721)	$(28,613)	$(53,729)	$(52,082)

Net loss per common share, basic and diluted	$(0.54)	$(0.83)	$(1.13)	$(1.53)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	47,403,243	34,636,559	47,373,404	34,051,785

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(25,721)	$(28,613)	$(53,729)	$(52,082)
Unrealized gain on available-for-sale securities, net of tax	9	—	31	—

Comprehensive loss	$(25,712)	$(28,613)	$(53,698)	$(52,082)

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(53,729)	$(52,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,242	631
Amortization of deferred financing costs	325	174
Amortization of deferred compensation for services	91	101
Amortization of premium on investment securities	1	—
Stock-based compensation	4,899	2,476
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,163)	1,073
Accounts payable	(451)	1,717
Accrued compensation and benefits	(562)	(328)
Accrued and other liabilities	498	5,089

Net cash used in operating activities	(50,849)	(41,149)

Investing activities
Proceeds from maturities of short-term investments	75,434	—
Sales of short-term investments	10,482	—
Purchases of short-term investments	(44,748)	—
Purchases of property and equipment	(1,907)	(495)

Net cash provided by (used in) investing activities	39,261	(495)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	80,837
Proceeds from issuance of common stock under stock plans	626	472

Net cash provided by financing activities	626	81,309

Net (decrease) increase in cash and cash equivalents	(10,962)	39,665
Cash and cash equivalents at beginning of period	74,598	107,004

Cash and cash equivalents at end of period	$63,636	$146,669

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or “the Company,” is focused on enhancing the way patients with cardiorenal and gastrointestinal, or GI, diseases are treated by using the gut as the gateway to delivering medicines that matter. The Company has pioneered the development of small molecule therapeutics that act predominantly in the GI tract, thereby avoiding potentially negative side effects on the rest of the body. The Company’s strategy is to evolve from a research and development-focused company to an integrated biotechnology company, by establishing regional and global partnerships to leverage its own commercial capabilities and experience to help build its cardiorenal and GI portfolios. The Company is developing several products and programs focused on underserved medical needs including the following:

Cardiorenal Portfolio

•	Tenapanor: Phase 3 for treatment of end-stage renal disease, or ESRD, patients on dialysis suffering from elevated serum phosphorous, or hyperphosphatemia

•	RDX7675: Phase 3 to treat patients with hyperkalemia, a severe disorder of elevated serum potassium common in patients with chronic kidney disease, or CKD, and/or heart failure

•	Research Programs: Development of unique, small-molecule approaches to treat hyperkalemia to improve efficacy and compliance significantly reducing pill burden

Gastrointestinal Portfolio

•	Tenapanor: Phase 3 clinical development for treatment of patients with irritable bowel syndrome with constipation, or IBS-C, a highly prevalent disorder with symptoms of both constipation and abdominal pain

•	RDX8940: Investigational New Drug Application, or IND, filed in late 2016 for various indications

•	Research Programs: Gut biased farnesoid X receptor, or FXR, agonists for the treatment of various GI disorders, and efforts that leverage its knowledge of the mechanisms of tenapanor in order to discover new agents that modulate transport of ions and other processes in the gut.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the entire year ending December 31, 2017 or future operating periods.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a deferral of the effective date of this ASU by one year, and to permit entities to adopt up to one year earlier if they choose. Therefore, the new standard will become effective for the Company on January 1, 2018 and early application is permitted for periods beginning on or after January 1, 2017. The standard permits the use of either the modified retrospective or cumulative effect transition method. Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points in the new Topic 606 - Revenue from Contracts with Customers, including ASU 2016-08 (“Principal versus Agent Considerations—Reporting Revenue Gross versus Net”), ASU 2016-10 (“Identifying Performance Obligations and Licensing”), ASU 2016-11 (“Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”) and ASU 2016-12 (“Narrow-Scope Improvements and Practical Expedients”). The Company plans to adopt all these standards on January 1, 2018. The Company plans to modify its accounting policies to reflect the requirements of these standards and plans to select the modified retrospective transition method. The Company did not recognize revenue for the three and six months ended June 30, 2017 and June 30, 2016, and therefore, the planned adoption of this standard will not affect the Company’s condensed consolidated financial statements and related disclosures for these periods or future periods until the Company reports revenues.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces most current lease guidance when it becomes effective. This standard update intends to increase the transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the effect that the new guidance will have on its consolidated financial statements and related disclosures.

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

In May 2017, FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting (ASU 2017- 09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of June 30, 2017 and December 31, 2016 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	June 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Cash and cash equivalents:
Cash	$8,290	$—	$—	$8,290
Money market funds	54,249	—	—	54,249
Commercial paper	1,097	—	—	1,097

Total cash and cash equivalents	$63,636	$—	$—	$63,636
Short-term investments
Corporate bonds	42,782	1	(27)	$42,756
Commercial paper	24,399	2	(6)	24,395
Asset-backed securities	17,947	—	(10)	$17,937

Total short-term investments	$85,128	$3	$(43)	$85,088

Total	$148,764	$3	$(43)	$148,724

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Cash and cash equivalents:
Cash	$3,638	$—	$—	$3,638
Money market funds	68,561	—	—	68,561
Commercial paper	2,399	—	—	2,399

Total cash equivalents and investments	$74,598	$—	$—	$74,598
Short-term investments
Corporate bonds	$58,464	$2	$(56)	$58,410
Commercial paper	62,946	5	(20)	62,931
Asset-backed securities	4,886	—	(2)	4,884

Total short-term investments	$126,296	$7	$(78)	$126,225

Total	$200,894	$7	$(78)	$200,823

Cash equivalents consist of money market funds and commercial paper with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. The Company invests its cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive gain (loss)” within stockholders’ equity on the Company’s condensed consolidated balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “other income, net” in the consolidated condensed statement of operations.

All available-for-sale securities held as of June 30, 2017 had contractual maturities of less than one year. Investments that have maturities beyond one year as of the end of the reporting period are classified as non-current. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of it cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of June 30, 2017, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to a change in credit risk, and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$54,249	$54,249	$—	$—
Corporate bonds	42,756	—	42,756	—
Commercial paper	25,492	—	25,492	—
Asset-backed securities	17,937	—	17,937	—

Total	$140,434	$54,249	$86,185	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,561	$68,561	$—	$—
Corporate bonds	58,410	—	58,410	—
Commercial paper	65,330	—	65,330	—
Asset-backed securities	4,884	—	4,884

Total	$197,185	$68,561	$128,624	$—

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

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at June 30, 2017 and December 31, 2016, due to their short-term nature.

NOTE 5. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and the Company’s employee stock purchase program, or ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,414	$681	$2,445	$1,306
General and administrative	1,376	605	2,454	1,170

Total	$2,790	$1,286	$4,899	$2,476

In January 2017, the Company granted PRSU awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company. None vested during the three and six months ended June 30, 2017. However, the related compensation cost is recognized as an expense over the estimated vesting period when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted. The Company recognized $0.6 million of related expense during the three and six months ended June 30, 2017.

At June 30, 2017, the Company had $20.2 million, $1.8 million, $1.6 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, RSU grants, PRSUs and ESPP, respectively, that will be recognized over an average vesting period of 3.0 years, 2.2 years, 1.3 years and 0.2 years, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(25,721)	$(28,613)	$(53,729)	$(52,082)

Denominator:
Weighted average common shares outstanding - basic and diluted	47,403,243	34,636,559	47,373,404	34,051,785

Net loss per share - basic and diluted	$(0.54)	$(0.83)	$(1.13)	$(1.53)

For the three and six months ended June 30, 2017, the total number of anti-dilutive outstanding common stock equivalents excluded from the net loss per common share computation was 6.6 million and 6.4 million, respectively. For the three and six months ended June 30, 2016, the total number of anti-dilutive outstanding common stock equivalents excluded from the net loss per common share computation was 4.7 million and 4.6 million, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands)

	June 30, 2017	December 31, 2016
Accrued clinical and non-clinical expenses	$7,271	$6,694
Accrued contract manufacturing	2,580	2,705
Accrued professional and consulting services	370	322
Other	855	684

	$11,076	$10,405

NOTE 8. STOCKHOLDERS’ EQUITY

Option Exercises

For the three and six months ended June 30, 2017, employees exercised options to purchase 9,025 and 28,326 shares, respectively, of the Company’s common stock with insignificant net proceeds to the Company. For the three and six months ended June 30, 2016, employees exercised options to purchase zero and 6,250 shares, respectively, of the Company’s common stock with insignificant net proceeds to the Company.

Restricted Stock Units

For the three and six months ended June 30, 2017, the Company issued zero and 15,188 shares, respectively, of the Company’s common stock due to vesting of restricted stock units. For the three and six ended June 30, 2016, the Company issued zero shares of the Company’s common stock due to vesting of restricted stock units.

Employee Stock Purchase Plan

In February 2017, the Company sold 42,845 shares under the ESPP. The shares were purchased at a purchase price of $8.77 per share with proceeds to the Company of approximately $0.4 million.

Issuance of Common Stock for Services

For the three and six months ended June 30, 2017, the Company issued 46,858 shares of common stock in exchange for services performed. The shares issued were valued at $0.2 million based on the fair value of the common stock on the date of grant. For the three and six months ended June 30, 2016, the Company issued 20,118 shares of common stock in exchange for services performed. The shares issued were valued at $0.2 million based on the fair value of the common stock on the date of grant.

NOTE 9. SUBSEQUENT EVENTS

In August 2017, we announced a corporate restructuring plan that included the immediate reduction of approximately 28% of our workforce, primarily including research and certain development and general administrative personnel. As a result, we expect to record restructuring charges in the third quarter for one-time employee severance benefits and related costs totaling approximately $0.8 million. The majority of the charges are expected to be paid by the end of the third quarter ending September 30, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis and other parts of this report contain forward- looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx,” “Company,” “we,” “us,” and “our” refer to Ardelyx, Inc.

ABOUT ARDELYX

We are focused on enhancing the way patients with cardiorenal and gastrointestinal, or GI, diseases are treated by using the gut as the gateway to delivering medicines that matter. We have pioneered the development of small molecule therapeutics that act predominantly in the GI tract, thereby avoiding potentially negative side effects on the rest of the body.

Our strategy is to evolve from a research and development-focused company to an integrated biotechnology company, by establishing regional and global partnerships to leverage our own commercial capabilities and experience to help build our cardiorenal and GI portfolios. We are developing several products and programs focused on underserved medical needs including the following:

Cardiorenal Portfolio

•	Tenapanor: Phase 3 clinical development for treatment of ESRD patients on dialysis suffering from elevated serum phosphorous, or hyperphosphatemia

•	RDX7675: Phase 3 clinical development for the treatment of patients with hyperkalemia, a severe disorder of elevated serum potassium common in patients with CKD and/or heart failure

•	Research Programs: Development of unique, small-molecule approaches to treat hyperkalemia to improve efficacy and compliance by significantly reducing pill burden

Gastrointestinal Portfolio

•	Tenapanor: Phase 3 clinical development for treatment of patients with IBS-C, a highly prevalent disorder with symptoms of both constipation and abdominal pain

•	RDX8940: IND filed in late 2016 for various GI indications

•	Research Programs: Gut-biased farnesoid X receptor, or FXR, agonists for the treatment of various GI disorders, and efforts that leverage our knowledge of the mechanisms of tenapanor in order to discover new agents that modulate transport of ions and other processes in the gut

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

We expect to continue to make substantial investments in research and development activities as we progress the development of tenapanor and, RDX7675, as well as our other product candidates, advance our research programs into the preclinical stage and continue our early stage research including further development of our proprietary drug discovery and design platform. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability.

The successful development of our product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. Given the uncertainty associated with clinical trial enrollment and the risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical trials of our product candidates or if and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, ongoing assessments as to each product candidate’s commercial potential, and our ability to access capital on acceptable terms. We will need to raise additional capital and will seek collaboration partnerships in order to complete the development and commercialization of our product candidates, including tenapanor and RDX7675.

General and Administrative

General and administrative expenses consist principally of salaries and related costs, including stock-based compensation and travel expenses, for personnel in executive and other administrative functions. Other general and administrative expenses include facility related costs, communication expenses and professional fees for legal, consulting and accounting services.

We anticipate that our general and administrative expenses will continue to be significant as we support the continued development activities, potential commercialization of our product candidates, including tenapanor and RDX7675, and continued costs of operating as a public company. These expenses will likely continue to include costs related to payments to outside consultants, lawyers and accountants, among other expenses. Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Provision for Income Taxes

We did not record a provision for income taxes for the three and six months ended June 30, 2017 because we expect to generate a net operating loss for the year ending December 31, 2017. Our deferred tax assets continue to be fully offset by a valuation allowance.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to research and development expense, accruals and stock-based compensation to be critical policies. There have been no changes to our critical accounting policies since we filed our 2016 Form 10-K with the SEC on February 17, 2017. For a description of our critical accounting policies, please refer to our Form 10-K we filed with the SEC on February 17, 2017.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2017 and 2016

Research and Development

Research and development expenses for the three and six months ended June 30, 2017 as compared to same periods in the prior year were as follows (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$20,572	$23,838	$42,960	$43,091
Dollar change from prior year	(3,266)		(131)
Percent change from prior year	-14%		0%

Research and development expenses were $20.6 million for the three months ended June 30, 2017, a decrease of $3.3 million, or 14%, compared to $23.8 million for the three months ended June 30, 2016. The decrease consisted of a $5.8 million decrease in our external program costs offset by a $2.5 million increase in our internal program costs.

The decrease in our external program costs of $5.8 million was due to a decrease of $6.3 million in expenses incurred for clinical manufacturing and process development activities, as well as a decrease for clinical development activities related to the completion of some of our Phase 3 clinical trials for tenapanor. In addition, expenses incurred for clinical development activities, clinical manufacturing and process development activities associated with RDX8940 decreased by $0.6 million. These decreases were offset by an increase of $1.1 million in expenses incurred for clinical development activities, clinical manufacturing and process development activities associated with RDX7675.

The increase in our internal costs of $2.5 million was primarily due to an increase in personnel, facilities-related and other costs, primarily related to an increased research and development headcount to support the growth of our research and development activities.

Research and development expenses were $43.0 million for the six months ended June 30, 2017, a decrease of $0.1 million, compared to $43.1 million for the six months ended June 30, 2016. The decrease consisted of a $6.0 million decrease in our external program costs offset by a $5.9 million increase in our internal program costs.

The decrease in our external program costs of $6.0 million was due to a decrease of $8.3 million in expenses incurred for clinical manufacturing and process development activities, as well as a decrease for clinical development activities related to the completion of some of our Phase 3 clinical trials for tenapanor. In addition, expenses incurred for clinical development activities, clinical manufacturing and process development activities associated with RDX8940 decreased by $0.4 million. These decreases were offset by an increase of $2.7 million in expenses incurred for clinical development activities, clinical manufacturing and process development activities associated with RDX7675.

The increase in our internal costs of $5.9 million was primarily due to an increase in personnel, facilities-related and other costs, primarily related to an increase in research and development headcount to support the growth of our research and development activities.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2017 as compared to the same periods in the prior year were as follows (in thousands):

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
General and administrative	$5,846	$4,852	$11,892	$9,130
Dollar change from prior year	994		2,762
Percent change from prior year	20%		30%

General and administrative expenses were $5.8 million for the three months ended June 30, 2017, an increase of $1.0 million, or 20%, compared to $4.9 million for the three months ended June 30, 2016. The increase was primarily due to increased personnel and other costs including share-based compensation, as a result of an increase in headcount.

General and administrative expenses were $11.9 million for the six months ended June 30, 2017, an increase of $2.8 million, or 30%, compared to $9.1 million for the six months ended June 30, 2016. The increase was primarily due to increases of $2.2 million in personnel and other costs including share-based compensation as a result of an increase in headcount, and $0.6 million in professional fees for legal and other services.

Liquidity and Capital Resources

The following table displays a summary of our cash, cash equivalents and short-term investments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$63,636	$74,598
Short-term investments	85,088	126,225

	$148,724	$200,823

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of June 30, 2017 will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions, that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plans can change, and we will require significant additional capital to fund our operations, including to support the development, pre-commercialization and commercialization efforts for tenapanor, RDX7675 and RDX8940. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaboration partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor in IBS-C and for the treatment of hyperphosphatemia in patients with ESRD on dialysis, as well as our decision whether or not to pursue other indications for tenapanor;

•	the progress, timing, scope, results and costs of our clinical programs for RDX7675 and RDX8940;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with our product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships to in-license or out-license our current programs or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of research programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(50,849)	$(41,149)
Cash provided by (used in) investing activities	39,261	(495)
Cash provided by financing activities	626	81,309

Net (decrease) increase in cash and cash equivalents	$(10,962)	$39,665

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2017 was approximately $50.8 million. The net loss of $53.7 million was adjusted for (i) non-cash charges of $1.7 million for depreciation and amortization and $4.9 million for stock-based compensation, (ii) a decrease in pre-payments of $3.2 million to vendors for clinical development and manufacturing activities and (iii) a decrease of accounts payable and accrued liabilities of $0.5 million primarily due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX7675 and RDX8940

Net cash used in operating activities during the six months ended June 30, 2016 was approximately $41.1 million. The net loss of $52.1 million was adjusted for (i) an increase of accounts payable and accrued liabilities of $6.5 million due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX7675 and RDX8940, (ii) an increase in pre-payments of $1.1 million to vendors for clinical development and manufacturing activities, and (iii) non-cash charges of $0.9 million for depreciation and amortization and $2.5 million for stock-based compensation.

Cash Flows from Investing Activities

Net cash provided by investing activities was $39.3 million for the six months ended June 30, 2017 and was primarily due to maturities and sales of short-term investments of $85.9 million. This was offset by purchases of short-term investments of $44.7 million and acquisition of property and equipment of $1.9 million related to the expansion of our laboratory and related equipment.

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2016 and was primarily due to the acquisition of property and equipment related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $0.6 million and was due to proceeds from issuance of common stock under stock plans.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2017, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of June 30, 2017, we had an accumulated deficit of $267.6 million.

We expect that our operating losses will substantially increase for the foreseeable future as we prepare for the potential commercialization of tenapanor and RDX7675, incur manufacturing and development costs for tenapanor, RDX7675, and RDX8940, including costs associated with completing the on-going Phase 3 development of tenapanor in IBS-C and in hyperphosphatemia, completing the on-going onset-of-action trial and the Phase 3 clinical trial for RDX7675, and preparing for the future clinical development of RDX8940, and as we continue our discovery and research activities.

Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We have substantial net operating loss and tax credit carryforwards for Federal and California income tax purposes. Such net operating losses and tax credits carryforwards may be reduced as a result of certain intercompany restructuring transactions. In addition, the future utilization of such net operating loss and tax credit carryforwards and credits will be subject to limitations, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that have occurred previously and additional limitations may be applicable as a result of ownership changes that could occur in the future.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	the successful completion of nonclinical and clinical development of our product candidates;

•	obtaining regulatory approvals for our product candidates, either on our own, or with one or more collaboration partners;

•	our ability to successfully commercialize our product candidates, either on our own, or with one or more collaboration partners;

•	developing a sustainable and scalable manufacturing process for any approved product candidates and establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support clinical development and the market demand for our product candidates, if approved;

•	obtaining market acceptance of our product candidates, if approved, as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring, in licensing and/or developing new product candidates;

•	negotiating favorable terms in any collaboration partnership, licensing or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and

•	attracting, hiring, and retaining qualified personnel.

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

We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our planned clinical programs for RDX7675 or RDX8940, our pre-commercialization efforts for tenapanor or RDX7675, or our other product development and platform development activities.

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

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate the clinical development of RDX7675 or delay the commencement of the Phase 1 clinical development of RDX8940, delay, limit, reduce or terminate our research activities, preclinical and clinical trials for our other product candidates and our establishment and maintenance of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, either alone or with a collaboration partner.

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

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate and one of only two product candidates in clinical trials. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•	our ability to, in a timely manner and under terms that are acceptable to us, to establish one or more collaborative relationships for the commercialization of tenapanor;

•	the ability of the third-party manufacturers we contract with, to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP, requirements;

•	whether the FDA or foreign regulatory authorities require additional nonclinical and/or clinical studies, which could delay the commercialization of tenapanor;

•	whether the FDA or foreign regulatory authorities require us to conduct clinical trials in addition to those anticipated prior to approval to market tenapanor;

•	whether we will be required to conduct clinical trials in addition to those anticipated to obtain adequate commercial pricing;

•	the prevalence and severity of adverse side effects of tenapanor;

•	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;

•	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;

•	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;

•	our ability to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications, if tenapanor is approved for marketing and sale by the FDA or foreign regulatory authorities for both IBS-C and hyperphosphatemia in dialysis patients;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of tenapanor compared to alternative and competing treatments;

•	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;

•	enforcing intellectual property rights in and to tenapanor;

•	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and

•	a continued acceptable safety and tolerability profile of tenapanor following approval.

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. We cannot be certain that tenapanor will be successful in non-clinical safety studies. Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis and in the first Phase 3 clinical trial in IBS-C patients, there can be no assurances that the second Phase 3 trial of tenapanor in either or both of those indications will achieve the primary endpoint, or that, tenapanor will receive regulatory approval. Further, it may not be possible or practicable to demonstrate, or if approved, to market on the basis of, certain of the benefits we believe tenapanor possesses. For example, the reduction of serum phosphorus is currently an approvable endpoint in ESRD patients on dialysis, but not for the broader CKD patient population in the United States. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, we may not generate sufficient revenue from sales of tenapanor, if approved. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in completing the development of, obtaining approval for, and commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays in our clinical studies. Furthermore, results of earlier studies and trials may not be predictive of future trial results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis and in the first Phase 3 clinical trial in IBS-C patients, there can be no assurances that the second Phase 3 trial results of tenapanor in those indications will show the desired safety and efficacy. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product.

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

The clinical and commercial success of RDX7675 will depend on a number of factors, including the following:

•	the ability of the third-party manufacturers we contract with, to successfully develop and scale up the manufacturing processes for RDX7675, which has not yet been demonstrated, to manufacture supplies of RDX7675 and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP, requirements;

•	the significant expansion of the market for the treatment of hyperkalemia beyond its currently limited size, including the success of commercial launches of new hyperkalemia products and the use of any such products by nephrologists and cardiologists in the chronic setting;

•	our ability to successfully obtain labeling claims necessary or desirable for the commercial success of RDX7675;

•	the availability of, and the perceived advantages regarding the relative palatability, relative cost, relative safety, relative tolerance and relative efficacy of RDX7675 and alternative and competing treatments;

•	the strength and breadth of any intellectual property protection that we have or may be granted for RDX7675, and our enforcement of any intellectual property rights in RDX7675;

•	the timely receipt of necessary marketing approvals and exclusivity periods, if any, from the FDA and foreign regulatory authorities;

•	our ability to successfully commercialize RDX7675, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of RDX7675;

•	obtaining and sustaining an adequate level of coverage and reimbursement for RDX7675 by third-party payors; and

•	the effectiveness of our marketing, sales and distribution strategy and operations.

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

We may not be successful in our efforts to develop our product candidates that are at an early stage of development, including RDX8940 or expand our pipeline of product candidates, as a result of numerous factors, which may include the inability to access capital necessary to fund such efforts on acceptable terms.

A key element of our strategy has been focused on the expansion of our pipeline of product candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. In December 2016, we filed an IND to commence clinical development of RDX8940 in the United States. This product candidate, and those product candidates that are in the discovery and lead identification stages of preclinical development will require substantial preclinical and clinical development, testing and regulatory approval prior to commercialization, and we may not be able to access the capital necessary to fund such efforts on acceptable terms. In addition, of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our research programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Although our research and development efforts to date have resulted in several development programs, we may not be able to develop product candidates that are safe, effective and well-tolerated. Our research programs may initially show promise in identifying potential product candidates, and we may select candidates for development, yet we may fail to advance product candidates to clinical development for many reasons, including the following:

•	we may be unable to access sufficient capital on acceptable terms to fund the development of all of our assets and as a result we may be forced to delay or terminate the development of certain product candidates;

•	the research methodology used and our drug discovery and design platform may not be successful in identifying potential product candidates;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective, well- tolerated or otherwise does not meet applicable regulatory or commercial criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe, effective and well-tolerated by patients, the medical community or third-party payors, if applicable.

Even if we are successful in continuing to expand our pipeline, through our own research and development efforts, the potential product candidates for which we identify or acquire rights may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize a product pipeline, we may not be able to generate revenue from product sales in future periods or ever achieve profitability.

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

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Sanofi booked €922 million ($1.05 billion) in worldwide sales of sevelamer during 2016 and €246 million in first quarter 2017. Generic sevelamer carbonate, manufactured by Aurobindo Pharma, was approved in the U.S. market in June 2017 and in certain jurisdictions in Europe in 2015. In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron- based binder in Phase 3 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

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

Finally, we are aware of at least two drugs approaching or on the market for the treatment of hyperkalemia. Veltassa (patiromer FOS), an oral, polymer-based potassium binder, was approved for marketing by the FDA in October 2015 and was commercially launched by Relypsa, a company that was acquired by Galenica in September 2016. Additionally, ZS Pharma submitted an NDA in June 2015 for ZS-9, a sodium zirconium cyclosilicate-based oral potassium binder. If approved, ZS-9 will be commercially launched by AstraZeneca, a company that acquired ZS Pharma in December 2015.

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

We may experience difficulties in managing our current activities and growth given our level of managerial, operational, financial and other resources.

On August 7, 2017, our Board of Directors approved a restructuring plan, pursuant to which we plan to reduce our workforce by 28%, resulting in 76 remaining employees. We will need to manage our operations and clinical trials, and continue our development and pre-commercial activities for our product candidates with this reduced workforce. Our management and personnel, and systems currently in place may not be adequate to support our current activities or future growth. Our need to effectively execute our business strategy requires that we:

•	manage our clinical trials effectively, including the on-going Phase 3 clinical trials of tenapanor in IBS-C, the Phase 3 trial of tenapanor for hyperphosphatemia, the on-going onset-of-action clinical trial in RDX7675 and the Phase 3 clinical trial for RDX7675, all of which are being or will be conducted at multiple trial sites;

•	manage our internal research and development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	retain and motivate our remaining employees and potentially identify, recruit, and integrate additional employees.

If we are unable to maintain or expand our managerial, operational, financial and other resources to the extent required to manage our development and pre-commercialization activities, our business will be materially adversely affected.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to commercialize tenapanor or any of our other product candidates.

We currently do not have a sales organization. In order to commercialize or co-promote tenapanor, RDX7675 or any of our other product candidates, either alone, or with a collaboration partner, we must enter into collaborative relationships with one or more third parties; or build marketing, sales, distribution, managerial and other non-technical capabilities. There can be no assurances that we will be successful in establishing collaborative relationships in a timely manner or on terms that are acceptable to us. If one or more of our product candidates receives regulatory approval, and we have not entered into collaborative relationships for the commercialization of such product candidate in the approved territory, we would have to establish appropriate sales organizations with technical expertise supporting distribution capabilities to commercialize the product candidate, which will be expensive and time consuming. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to secure the capital necessary to fund such efforts on acceptable terms, hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team.

If we are unable to enter into collaborative relationships a timely manner, or on acceptable terms, and/or we fail or are delayed in the development of our internal sales, marketing and distribution capabilities, the commercialization of our products would be adversely impacted, and we may not be able to successfully commercialize our product candidates.

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

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer data security breaches, which could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems to support business processes as well as internal and external communications. Despite the implementation of security measures, the size and complexity of our internal computer systems, and those of our CROs and other contractors, make them vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, our systems are potentially vulnerable to data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information of our employees, clinical trial patients, customers, and others. Such disruptions and breaches of security could expose us to liability and have a material adverse effect on the operating results and financial condition of our business.

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

We currently expect to form collaboration partnerships, create joint ventures or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. In particular, we currently expect to form one or more collaboration partnerships in connection with the commercialization of tenapanor, if approved. We face significant competition in seeking appropriate collaboration partners, and the negotiation process to secure appropriate terms is time-consuming and complex. Any delays in identifying suitable collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such a collaboration partnership for any future product candidates and programs on terms that are acceptable to us, or at all. This may be because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view our product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. Even if we are successful in entering into a collaboration partnership or license arrangement, there is no guarantee that the collaboration partnership will be successful, or that any future collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

We may consider strategic transactions, such as acquisitions of companies, asset purchases, and or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

One of our principal stockholders owns a significant percentage of our stock and, together with our management, will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2017, entities affiliated with New Enterprise Associates or NEA, a venture capital fund associated with one of our directors, collectively beneficially hold approximately 31.7% of our capital stock, including warrants exercisable for shares of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 34.1% of our capital stock, including warrants and stock options exercisable for shares of our common stock within sixty (60) days of June 30, 2017. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with New Enterprise Associates alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2017, we had 47,442,639 shares of common stock outstanding. Of those shares, approximately 14.4 million, were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, as of June 30,2017, approximately 4.1 million shares of common stock that are subject to outstanding options, were eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, approximately 2.2 million shares that are subject to outstanding warrants are eligible for sale in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of approximately 5.6 million shares of our outstanding common stock as of June 30, 2017, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

On August, 7, 2017, Paul Korner, M.D., M.B.A., informed us of his resignation from his position as our Chief Medical Officer in order to pursue other career opportunities. We currently expect Dr. Korner to continue in his current role until he leaves the Company in early September 2017.

In a separate event, on August 7, 2017, our board of directors approved a restructuring plan to reduce operating costs and better align our workforce with the needs of our business following the completion of a comprehensive strategic review of our operations assessing several core areas to optimally position our company to execute on our strategic objectives.

Under this plan, we plan to reduce our workforce by 30 employees (or 28%) to 76 employees. We expect that the workforce reduction will be substantially completed by September 1, 2017 and will be entirely completed by November 1, 2017. Contingent upon an affected employee’s execution (and non-revocation) of a separation agreement, which includes a general release of claims against the Company, the affected employee will be entitled to receive severance payments, a portion of which is based upon years of service to the Company, reimbursement of COBRA payments, and out-placement services.

In connection with the restructuring, we estimate that we will incur aggregate restructuring charges in the third quarter of 2017 of approximately $0.8 million related to one-time termination severance payments and other employee-related costs. The majority of the cash payments related to the personnel-related restructuring charges will be paid out during the third quarter of 2017. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

In connection with the restructuring plan described above, the compensation committee of our board of directors (the “Compensation Committee”) approved executive and non-executive retention programs in connection with the restructuring plan. As part of the executive retention program, the Compensation Committee granted restricted stock units and options to purchase shares of our common stock (collectively, the “Retention Grants”) to, among other executive officers, our principal executive officer, principal financial officer and the following named executive officer (each, an “Executive Officer”), in the following amounts:

Name	Title	Restricted Stock Units	Stock Options
Michael Raab	President & Chief Executive Officer	79,535	79,535
Reginald Seeto	Chief Operating Officer	26,512	26,512
Mark Kaufmann	Chief Financial Officer	26,512	26,512

The Retention Grants are made effective as of the close of trading of our common stock on August 9, 2017. Each Executive Officer’s Retention Grants will vest as follows: (i) two-thirds of the shares of common stock underlying the Retention Grants will vest on December 31, 2018, and (ii) one-third of the shares of common stock underlying the Retention Grants will vest on June 1, 2019, in each case subject to the Executive Officer’s remaining a service provider to the Company through the applicable vesting date.

ITEM 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 9, 2017	By:	/s/ Mark Kaufmann
Mark Kaufmann Chief Financial Officer (Principal Financial Officer)