Form 10-Q
period 2017-09-30
ARDELYX, INC.
filed 2017-11-07
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of November 1, 2017, was 47,534,979.

ARDELYX, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$59,454	$74,598
Short-term investments	69,834	126,225
Prepaid expenses and other current assets	4,342	3,169

Total current assets	133,630	203,992
Property and equipment, net	8,622	8,991
Other assets	853	148

Total assets	$143,105	$213,131

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,723	$5,635
Accrued compensation and benefits	2,722	3,161
Accrued and other liabilities	11,282	10,405

Total current liabilities	15,727	19,201
Other long-term liabilities	741	779

Total liabilities	16,468	19,980

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 47,503,970 and 47,309,422 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	5	5
Additional paid-in capital	414,970	407,092
Accumulated deficit	(288,328)	(213,875)
Accumulated other comprehensive loss	(10)	(71)

Total stockholders’ equity	126,637	193,151

Total liabilities and stockholders’ equity	$143,105	$213,131

(1)	Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$15,365	$24,863	$58,325	$67,951
General and administrative	5,860	4,337	17,752	13,469

Total operating expenses	21,225	29,200	76,077	81,420

Loss from operations	(21,225)	(29,200)	(76,077)	(81,420)
Other income, net	501	169	1,624	307

Loss before provision for income taxes	(20,724)	(29,031)	(74,453)	(81,113)
Provision for income taxes	—	—	—	—

Net loss	$(20,724)	$(29,031)	$(74,453)	$(81,113)

Net loss per common share – basic and diluted	$(0.44)	$(0.65)	$(1.57)	$(2.15)

Shares used in computing net loss per share – basic and diluted	47,464,310	44,935,126	47,404,039	37,706,045

Comprehensive Loss:

Net loss	$(20,724)	$(29,031)	$(74,453)	$(81,113)
Unrealized gain (loss) on available-for-sale securities, net of tax	30	(25)	61	(25)

Comprehensive loss	$(20,694)	$(29,056)	$(74,392)	$(81,138)

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(74,453)	$(81,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,965	904
Amortization of deferred financing costs	360	289
Amortization of deferred compensation for services	142	148
Amortization of premium on investment securities	57	(11)
Stock-based compensation	7,001	3,767
Issuance of common stock for services	202	187
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,380)	719
Accounts payable	(3,182)	2,678
Accrued compensation and benefits	(439)	(139)
Accrued and other liabilities	839	6,785

Net cash used in operating activities	(69,888)	(65,786)

Investing activities
Proceeds from maturities of investments	109,923	—
Sales and redemptions of investments	16,857	—
Purchases of investments	(70,384)	(69,740)
Purchases of property and equipment	(2,327)	(2,108)

Net cash provided by (used in) investing activities	54,069	(71,848)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	190,574
Proceeds from issuance of common stock under stock plans	675	416

Net cash provided by financing activities	675	190,990

Net (decrease) increase in cash and cash equivalents	(15,144)	53,356
Cash and cash equivalents at beginning of period	74,598	107,004

Cash and cash equivalents at end of period	$59,454	$160,360

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or “the Company,” is focused on enhancing the way patients with cardiorenal and gastrointestinal, or GI, diseases are treated by using the gut as the gateway to deliver medicines that matter. The Company has pioneered the development of small molecule therapeutics that act predominantly in the GI tract, thereby avoiding potentially negative side effects on the rest of the body. The Company’s strategy is to evolve from a research and development-focused company to an integrated biotechnology company, by establishing regional and global partnerships to leverage its own commercial capabilities and experience to help build its cardiorenal and GI portfolios.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2017, are not necessarily indicative of results to be expected for the entire year ending December 31, 2017, or future operating periods.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC (the “2016 Form 10-K”). The balance sheet at December 31, 2016, has been derived from the audited consolidated financial statements at that date, as filed with the 2016 Form 10-K.

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

Reclassification

Approximately $0.2 million in the nine months ended September 30, 2016, which was previously recorded within “Proceeds from issuance of common stock under stock plans” in Financing activities in the Statement of Cash Flows, has been reclassified as a non-cash item “Issuance of common stock for services” within Operating activities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a deferral of the effective date of this ASU by one year, and to permit entities to adopt up to one year earlier if they choose. Therefore, the new standard will become effective for the Company on January 1, 2018, with early application permitted for periods beginning on or after January 1, 2017. The standard permits the use of two transition methods on adoption, either retrospectively to each prior period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective method). Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points in the new Topic 606 - Revenue from Contracts with Customers, including ASU 2016-08 (“Principal versus Agent Considerations—Reporting Revenue Gross versus Net”), ASU 2016-10 (“Identifying Performance Obligations and Licensing”), ASU 2016-11 (“Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”) and ASU 2016-12 (“Narrow-Scope Improvements and Practical Expedients”). The Company plans to adopt all these standards using the modified retrospective method on January 1, 2018, and will modify its accounting policies to reflect the requirements of these standards. The Company did not recognize revenue for the nine months ended September 30, 2017 or 2016, therefore the planned adoption of these standards will not affect the Company’s condensed consolidated financial statements for these periods, or for future periods until the Company reports revenues.

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

In May 2017, FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting (ASU 2017-09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of September 30, 2017 and December 31, 2016, are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Cash and cash equivalents:
Cash	$7,254	$—	$—	$7,254
Money market funds	44,155	—	—	44,155
U.S. treasury securities	1,799	—	—	1,799
U.S. government-sponsored agency bonds	1,800	—	—	1,800
Corporate bonds	2,246	—	—	2,246
Commercial paper	2,200	—	—	2,200

Total cash and cash equivalents	59,454	—	—	59,454

Short-term investments
U.S. treasury securities	2,988	—	—	2,988
Corporate bonds	38,247	1	(9)	38,239
Commercial paper	21,382	1	(3)	21,380
Asset-backed securities	7,227	1	(1)	7,227

Total short-term investments	69,844	3	(13)	69,834

Total cash equivalents and investments	$129,298	$3	$(13)	$129,288

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Cash and cash equivalents:
Cash	$3,638	$—	$—	$3,638
Money market funds	68,561	—	—	68,561
Commercial paper	2,399	—	—	2,399

Total cash and cash equivalents	74,598	—	—	74,598
Short-term investments
Corporate bonds	58,464	2	(56)	58,410
Commercial paper	62,946	5	(20)	62,931
Asset-backed securities	4,886	—	(2)	4,884

Total short-term investments	126,296	7	(78)	126,225

Total cash equivalents and investments	$200,894	$7	$(78)	$200,823

Cash equivalents consist of money market funds and other debt securities with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. The Company invests its cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive gain (loss)” within stockholders’ equity on the Company’s condensed consolidated balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “other income, net” in the consolidated condensed statement of operations.

All available-for-sale securities held as of September 30, 2017, had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of it cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of September 30, 2017, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to a change in credit risk, and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

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

Level 2	–	Valuations based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Examples of assets and liabilities utilizing Level 2 inputs are corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

Level 3	–	Valuations based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$44,155	$44,155	$—	$—
U.S. treasury securities	4,787	4,787	—	—
U.S. government-sponsored agency bonds	1,800	1,800	—	—
Corporate bonds	40,485	—	40,485	—
Commercial paper	23,580	—	23,580	—
Asset-backed securities	7,227	—	7,227	—

Total	$122,034	$50,742	$71,292	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,561	$68,561	$—	$—
Corporate bonds	58,410	—	58,410	—
Commercial paper	65,330	—	65,330	—
Asset-backed securities	4,884	—	4,884	—

Total	$197,185	$68,561	$128,624	$—

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds, U.S. treasury securities and U.S. government-sponsored agency bonds as Level 1. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The Company classifies corporate bonds, commercial paper and asset-backed securities as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. There were no transfers between Level 1 and Level 2 during the periods presented.

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at September 30, 2017 and December 31, 2016, due to their short-term nature.

NOTE 5. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and the Company’s employee stock purchase program, or ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$916	$685	$3,361	$1,992
General and administrative	1,186	606	3,640	1,775

Total	$2,102	$1,291	$7,001	$3,767

In January 2017, the Company granted PRSU awards to certain employees which vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company. None vested during the three and nine months ended September 30, 2017. However, the related compensation cost is recognized as an expense over the estimated vesting period when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted. The Company recognized $0.1 million and $0.7 million of related expense during the three and nine months ended September 30, 2017, respectively.

At September 30, 2017, the Company had $15.5 million, $2.8 million, $1.1 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, RSU grants, PRSUs and ESPP, respectively, that will be recognized over an average vesting period of 2.6 years, 1.9 years, 1.1 years and 0.4 years, respectively.

NOTE 6. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, comprising common stock issuable upon exercise of stock options and warrants, and unvested restricted common stock and restricted stock units. The Company uses the treasury-stock method to compute diluted earnings per share with respect to its stock options and warrants. For purposes of this calculation, options and warrants to purchase common stock are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. Basic and diluted loss per share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(20,724)	$(29,031)	$(74,453)	$(81,113)

Denominator:
Weighted average common shares outstanding - basic and diluted	47,464,310	44,935,126	47,404,039	37,706,045

Net loss per share - basic and diluted	$(0.44)	$(0.65)	$(1.57)	$(2.15)

For the three and nine months ended September 30, 2017, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 7.0 million and 6.6 million, respectively. For the three and nine months ended September 30, 2016, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 4.7 million and 4.6 million, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued clinical and non-clinical expenses	$6,926	$6,694
Accrued contract manufacturing	2,895	2,705
Accrued professional and consulting services	761	322
Other	700	684

	$11,282	$10,405

NOTE 8. STOCKHOLDERS’ EQUITY

Option Exercises

For the three and nine months ended September 30, 2017, employees exercised options to purchase 4,833 and 33,159 shares, respectively, of the Company’s common stock, with insignificant net proceeds in the three months ended September 30, 2017, and net proceeds to the Company of approximately $0.1 million in the nine months ended September 30, 2017.

Restricted Stock Units

For the three and nine months ended September 30, 2017, the Company issued zero and 15,188 shares, respectively, of its common stock upon vesting of restricted stock units.

Employee Stock Purchase Plan

In February 2017, the Company sold 42,845 shares under the ESPP. The shares were purchased at a purchase price of $8.77 per share with proceeds to the Company of approximately $0.4 million. In August 2017, the Company sold 56,498 shares under the ESPP. The shares were purchased at a purchase price of $4.38 per share with proceeds to the Company of approximately $0.2 million.

Issuance of Common Stock for Services

For the three and nine months ended September 30, 2017, the Company issued zero and 46,858 shares, respectively, of its common stock in exchange for services performed. The shares issued for the nine months ended September 30, 2017, were valued at $0.2 million based on the fair value of the common stock on the date of grant.

NOTE 9. CONTINGENCIES

From time to time the Company may be involved in claims arising in connection with its business. Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses in connection with any pending actions against it in excess of established reserves, in the aggregate, not to be material to its consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results for any particular future period, depending on the level of income or loss for such period.

NOTE 10. RESTRUCTURING

In August 2017, the Company announced a corporate restructuring plan that included a significant reduction in its workforce. As a result, the Company recorded one-time charges for employee severance benefits in the three months ended September 30, 2017, for which $0.6 million was included in research and development expenses and $0.3 million in general and administrative expenses in the Statement of Operations. Substantially all of the $0.9 million had been paid as of September 30, 2017.

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

About Ardelyx

We are focused on enhancing the way patients with cardiorenal and gastrointestinal, or GI, diseases are treated by using the gut as the gateway to deliver medicines that matter. We have pioneered the development of small molecule therapeutics that act predominantly in the GI tract, thereby avoiding potentially negative side effects on the rest of the body.

Our strategy is to evolve from a research and development-focused company to an integrated biotechnology company, by establishing regional and global partnerships to leverage our own commercial capabilities and experience to help build our cardiorenal and GI portfolios. We are developing several products and programs focused on underserved medical needs including the following:

Cardiorenal Portfolio

•	Tenapanor: We have successfully completed one Phase 3 clinical trial for the treatment of end-stage renal disease, or ESRD, patients on dialysis suffering from elevated serum phosphorous, or hyperphosphatemia; in an effort to optimize the potential for clinical and regulatory success in our second Phase 3 study, we are awaiting feedback from the U.S. Food and Drug Administration, or FDA, and, pending the agency’s response, we are ready to begin enrollment in this Phase 3 clinical trial.

•	RDX7675: We initiated a Phase 3 clinical trial in patients with hyperkalemia, a severe disorder of elevated serum potassium common in patients with chronic kidney disease, or CKD, and/or heart failure; we anticipate providing an update from our onset-of-action study for RDX7675 for the treatment of hyperkalemia by the end of 2017.

•	Research Programs: We are engaged in research regarding unique, small-molecule approaches to treat hyperkalemia to improve efficacy and compliance by significantly reducing pill burden.

Gastrointestinal Portfolio

•	Tenapanor: We have successfully completed two Phase 3 clinical trials for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C, a highly prevalent disorder with symptoms of both constipation and abdominal pain; we expect to submit a new drug application, or NDA, requesting marketing authorization from the FDA in the second half of 2018.

•	Research Programs: We have programs focused on TGR5 agonists and gut-biased farnesoid X receptors, or FXR, agonists for the treatment of various GI disorders, and are also leveraging our knowledge of the mechanisms of tenapanor in order to discover new agents that modulate transport of ions and other processes in the gut.

Financial Operations Overview

Research and Development Expenses

We recognize all research and development expenses as they are incurred to support the discovery, development and manufacturing of our product candidates. Research and development expenses consist of the following:

•	external research and development expenses incurred under agreements with consultants, third-party contract research organizations and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;

•	expenses associated with supplies and materials consumed in connection with our research operations;

•	employee-related expenses, which include salaries, bonuses, benefits, travel and stock-based compensation;

•	other costs associated with regulatory, clinical and non-clinical development activities; and

•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense, information technology expense and other supplies.

We expect to continue to make substantial investments in research and development activities as we progress the development of tenapanor and RDX7675, as well as our other product candidates, advance our research programs into the preclinical stage and continue our early stage research including further development of our proprietary drug discovery and design platform. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability.

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

We anticipate that our general and administrative expenses will increase substantially in the future primarily because of (i) increased pre-commercial activities to support the potential launch of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis and the potential launch of RDX7675 for the treatment of hyperkalemia, if and when authorized for marketing by the FDA, (ii) expenses related to costs of operating as a public company and preparing for future integrated audits, and (iii) expenses related to personnel costs including stock-based compensation and growth of personnel related to the potential launch of our cardiorenal products.

Provision for Income Taxes

We did not record a provision for income taxes for the three or nine months ended September 30, 2017, because we expect to generate a net operating loss for the year ending December 31, 2017. Our deferred tax assets continue to be fully offset by a valuation allowance.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2017 and 2016

Research and Development

Research and development expenses for the three and nine months ended September 30, 2017, as compared to same periods in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$15,365	$24,863	$58,325	$67,951
Dollar change from prior year	(9,498)		(9,626)
Percent change from prior year	-38%		-14%

Research and development expenses were $15.4 million for the three months ended September 30, 2017, a decrease of $9.5 million, or 38%, compared to $24.9 million for the three months ended September 30, 2016. The decrease consisted of a $10.2 million decrease in our external program costs offset by a $0.7 million increase in our internal program costs.

The decrease in our external program costs of $10.2 million was due to a decrease of $7.7 million primarily related to a decrease in expenses incurred for clinical development activities related to the completion of some of our Phase 3 clinical trials for tenapanor, as well as a decrease in clinical and process development activities. In addition, expenses incurred for clinical development activities, clinical manufacturing and process development activities associated with RDX8940 and with RDX7675 decreased by $1.5 million and $1.0 million, respectively.

The increase in our internal costs of $0.7 million was primarily due to increases in salaries and related costs, including stock-based compensation costs, principally related to supporting the growth of our development team, and severance costs, offset by a reduction in research activities related to our early-stage programs.

Research and development expenses were $58.3 million for the nine months ended September 30, 2017, a decrease of $9.6 million, or 14%, compared to $67.9 million for the nine months ended September 30, 2016. The decrease consisted of a $15.3 million decrease in our external program costs offset by a $5.7 million increase in our internal program costs.

The decrease in our external program costs of $15.3 million was due to a decrease of $15.2 million primarily related to a decrease in expenses incurred for clinical development activities related to the completion of some of our Phase 3 clinical trials for tenapanor, as well as a decrease in clinical and process development activities. In addition, expenses incurred for clinical development activities, clinical manufacturing and process development activities associated with RDX8940 decreased by $1.9 million. These decreases were offset by an increase of $1.8 million in expenses incurred for clinical development activities, clinical manufacturing and process development activities associated with RDX7675.

The increase in our internal costs of $5.7 million was primarily due to an increase in salaries and related costs, including stock-based compensation, facilities-related and other costs, principally related to supporting the growth of our development team, and severance costs.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2017, as compared to the same periods in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative	$5,860	$4,337	$17,752	$13,469
Dollar change from prior year	1,523		4,283
Percent change from prior year	35%		32%

General and administrative expenses were $5.8 million for the three months ended September 30, 2017, an increase of $1.5 million, or 35%, compared to $4.3 million for the three months ended September 30, 2016. The increase was primarily due to increases in salaries and related costs, including stock-based compensation and facilities costs, due to an increase in headcount and an expansion of facilities in the second half of 2016, increased legal fees, principally related to patent applications, and severance costs due to the refocusing of resources towards late-stage programs and subsequent reduction in the workforce in the third quarter of 2017, offset by reductions in certain professional services.

General and administrative expenses were $17.8 million for the nine months ended September 30, 2017, an increase of $4.3 million, or 32%, compared to $13.5 million for the nine months ended September 30, 2016. The increase was primarily due to increases in salaries and related costs, including stock-based compensation and facilities costs, due to an increase in headcount and an expansion of facilities in the second half of 2016, increased legal fees, principally related to patent applications, and severance costs due to the refocusing of resources towards late-stage programs and subsequent reduction in the workforce in the third quarter of 2017, offset by reductions in certain professional services.

Liquidity and Capital Resources

The following table displays a summary of our cash, cash equivalents and short-term investments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$59,454	$74,598
Short-term investments	69,834	126,225

Total liquid funds	$129,288	$200,823

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of September 30, 2017, will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions, that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plans can change, and we will require significant additional capital to fund our operations, including to support the development, pre-commercialization and commercialization efforts for the cardiorenal products we intend to commercialize ourselves, including tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis and RDX7675 for the treatment of hyperkalemia. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into collaborative partnerships with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies. Our future funding requirements will depend on many factors, including the following:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, the completion of our Phase 3 clinical program evaluating tenapanor for the treatment of IBS-C, and the subsequent submission of an NDA with the FDA to request marketing authorization, as well as our decision whether or not to pursue other indications for tenapanor;

•	the progress, timing, scope, results and costs of our clinical programs for RDX7675;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with our product candidates, including the cost and timing of building our sales and marketing capabilities;

•	our ability to establish and maintain collaboration partnerships to in-license or out-license our current programs or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of research programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(69,888)	$(65,786)
Net cash provided by (used in) investing activities	54,069	(71,848)
Net cash provided by financing activities	675	190,990

Net (decrease) increase in cash and cash equivalents	$(15,144)	$53,356

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2017, was approximately $69.9 million. The net loss of $74.5 million was adjusted for (i) non-cash charges of $2.5 million for depreciation and amortization and $7.2 million for stock-based compensation and issuance of shares for services, (ii) a decrease in prepaid expenses, primarily advances to vendors for clinical development and manufacturing activities, of $2.4 million and (iii) a decrease of accounts payable and accrued liabilities of $2.7 million primarily due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor and RDX7675.

Net cash used in operating activities during the nine months ended September 30, 2016, was approximately $65.8 million. The net loss of $81.1 million was adjusted for (i) an increase in accounts payable and accrued liabilities of $9.3 million due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX7675 and RDX8940, (ii) non-cash charges of $1.3 million for depreciation and amortization and $4.0 million for stock-based compensation and issuance of shares for services and (iii) advance payments of $0.7 million to vendors for clinical development and manufacturing activities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $54.1 million for the nine months ended September 30, 2017, primarily due to maturities and sales, less purchases, of short-term investments of $56.4 million. This was offset by the acquisition of property and equipment of $2.3 million related to the purchase of laboratory equipment and leasehold improvements.

Net cash used in investing activities was $71.8 million for the nine months ended September 30, 2016, primarily due to purchases of marketable securities of $69.7 million and acquisition of property and equipment of $2.1 million related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017, was $0.7 million, due to proceeds from issuance of common stock under stock plans.

Net cash provided by financing activities for the nine months ended September 30, 2016, was $191.0 million, primarily due to net proceeds of $80.8 million from a public offering of common stock in January 2016 and of $109.8 million from a private placement transaction in July 2016.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Refer to Note 2 in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our 2016 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2017, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of September 30, 2017, we had an accumulated deficit of $288.3 million.

We expect that our operating losses will substantially increase for the foreseeable future as we prepare for the potential commercialization of tenapanor and RDX7675, incur manufacturing and development costs for tenapanor and RDX7675, including costs associated with completing the ongoing Phase 3 development of tenapanor in IBS-C and in hyperphosphatemia, preparing the new drug application, or NDA, for submission to the U.S. Food and Drug Administration, or FDA, to request marketing authorization for tenapanor for the treatment of patients with IBS-C, completing the ongoing onset-of-action trial and the Phase 3 clinical trial for RDX7675, and continuing our discovery and research activities.

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

We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our planned clinical programs for RDX7675, our pre-commercialization efforts for tenapanor or RDX7675, or our other product development and platform development activities.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidates, tenapanor and RDX7675, and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with conducting the clinical programs for tenapanor and RDX7675, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, the completion of our Phase 3 clinical program evaluating tenapanor for the treatment of IBS-C, and the subsequent submission of an NDA with the FDA to request marketing authorization, as well as our decision whether or not to pursue other indications for tenapanor;

•	the progress, timing, scope, results and costs of our clinical programs for RDX7675;

•	the time and cost necessary to obtain regulatory approvals for our product candidates and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to successfully commercialize our product candidates, either alone or with one or more collaboration partners;

•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•	the selling and marketing costs associated with our product candidates, including the cost and timing of building our sales and marketing capabilities, should we elect to do so;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, our future products, if any;

•	the sales price and the availability of adequate third-party reimbursement for our product candidates;

•	the cash requirements of any future acquisitions or discovery of product candidates;

•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;

•	the time and cost necessary to respond to technological and market developments; and

•	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of our product candidates.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate the clinical development of RDX7675, delay, limit, reduce or terminate our research activities, preclinical and clinical trials for our other product candidates and our establishment and maintenance of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, either alone or with a collaboration partner.

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

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate and one of only two product candidates in clinical trials. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•	our ability to, in a timely manner and under terms that are acceptable to us, to establish one or more collaborative relationships for the commercialization of tenapanor;

•	the ability of the third-party manufacturers we contract with to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP, requirements;

•	whether the FDA or foreign regulatory authorities require additional nonclinical and/or clinical studies, which could delay the commercialization of tenapanor;

•	whether the FDA or foreign regulatory authorities require us to conduct clinical trials in addition to those anticipated prior to approval to market tenapanor;

•	whether we will be required to conduct clinical trials in addition to those anticipated to obtain adequate commercial pricing;

•	the prevalence and severity of adverse side effects of tenapanor;

•	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;

•	our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;

•	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;

•	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;

•	our ability to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications, if tenapanor is approved for marketing and sale by the FDA or foreign regulatory authorities for both IBS-C and hyperphosphatemia in dialysis patients;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of tenapanor compared to alternative and competing treatments;

•	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;

•	enforcing intellectual property rights in and to tenapanor;

•	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and

•	a continued acceptable safety and tolerability profile of tenapanor following approval.

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. While tenapanor met the primary endpoint in two Phase 3 clinical studies evaluating tenapanor for the treatment of patients with IBS-C, there can be no assurance that our NDA that we plan to submit for this indication, once submitted, will be accepted by FDA or that we will receive marketing authorization from FDA. Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis, there can be no assurances that the second Phase 3 trial of tenapanor in this indication will achieve the primary endpoint, or that, tenapanor will receive regulatory approval. Further, it may not be possible or practicable to demonstrate, or if approved, to market, tenapanor on the basis of certain of the benefits we believe tenapanor possesses. For example, the reduction of serum phosphorus is currently an approvable endpoint in ESRD patients on dialysis, but not for the broader CKD patient population in the United States. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, we may not generate sufficient revenue from sales of tenapanor, if approved. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in completing the development of, obtaining approval for, and commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays in our clinical studies. Furthermore, results of earlier studies and trials may not be predictive of future trial results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis, there can be no assurances that the second Phase 3 trial results of tenapanor in that indication will show the desired safety and efficacy. While tenapanor met the primary endpoint in two Phase 3 clinical trials evaluating tenapanor for the treatment of IBS-C patients, there can be no assurance that T3MPO-3, the long-term safety study of tenapanor in patients with IBS-C, will demonstrate acceptable long-term safety. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product.

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

In connection with the ongoing onset-of-action clinical trial and the Phase 3 clinical trial for RDX7675, we expect to invest a significant amount of our efforts and financial resources in the development of RDX7675. We are pursuing a 505(b)(2) regulatory path for approval of RDX7675, which, among other things allows us to rely on the FDA’s previous findings of safety and efficacy and may eliminate the need to conduct certain nonclinical and clinical studies of our product candidate. This regulatory pathway, which can accelerate development, may not be available to us if a pharmaceutically equivalent product to RDX7675 were approved prior to the approval of our 505(b)(2) application. If we are unable to rely upon a 505(b)(2) regulatory pathway for the approval of RDX7675, the development of RDX7675 may be substantially delayed or we may be required to abandon such development.

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

We cannot be certain that clinical trials evaluating RDX7675 will establish a safety and efficacy profile sufficient to enable RDX7675 to gain approval by the FDA, or if approved, compete effectively with alternative and competing treatments. Further, it may not be possible or practicable to demonstrate, or if approved, to market, RDX7675 on the basis of certain of the benefits we believe RDX7675 may possess. Accordingly, there can be no assurance that RDX7675 will ever be successfully commercialized or that we will ever generate revenue from sales of RDX7675. If we are not successful in completing the development of, obtaining approval for, and commercializing RDX7675, or are significantly delayed in doing so, our business will be materially harmed.

We may not be successful in our efforts to develop our product candidates that are at an early stage of development, including RDX8940 or expand our pipeline of product candidates, as a result of numerous factors, which may include the inability to access capital necessary to fund such efforts on acceptable terms.

A key element of our strategy has been focused on the expansion of our pipeline of product candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. In December 2016, we filed an IND to commence clinical development of RDX8940 in the United States. In August 2017, we completed a comprehensive strategic review of our operations, assessing several core areas, to optimally position the company to advance towards delivering on multiple significant opportunities with our late-stage portfolio and execute on our strategic objectives. This review resulted in the prioritization of resources to focus on the upcoming milestones for the late-stage programs, a delay in the development of a number of earlier-stage programs, including RDX8940, and a reduction in workforce. RDX8940 and those product candidates that are in the discovery and lead identification stages of preclinical development will require substantial preclinical and clinical development, testing and regulatory approval prior to commercialization, and we may not be able to access the capital necessary to fund such efforts on acceptable terms. In addition, of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our research and early stage development programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

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

Even if we are successful in continuing to expand our pipeline, through our own research and development efforts, the potential product candidates that we identify or for which we acquire rights may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize a product pipeline, we may not be able to generate revenue from product sales in future periods or ever achieve profitability.

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

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Sanofi booked €922 million ($1.05 billion) in worldwide sales of sevelamer during 2016 and €494 million in first half of 2017. Generic sevelamer carbonate has been approved in certain jurisdictions in Europe since 2015 and in the U.S. market since June 2017. In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

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

We are also aware of two prescription products marketed for IBS-C, Linzess (linaclotide) marketed by Ironwood Pharmaceuticals and Allergan and Amitiza (lubiprostone) marketed by Sucampo and Takeda. Additionally, Trulance (plecanatide) was approved by FDA in January 2017 for use in adults for treatment of chronic idiopathic constipation, and Synergy Pharmaceuticals, the drug’s manufacturer, presented Phase 3 data from two clinical studies of Trulance in patients with IBS-C in December 2016 and submitted an NDA for this indication in March 2017.

Finally, we are aware of at least two drugs approaching or on the market for the treatment of hyperkalemia. Veltassa (patiromer FOS), an oral, polymer-based potassium binder, was approved for marketing by the FDA in October 2015 and was commercially launched by Relypsa, a company that was acquired by Galenica in September 2016. Additionally, ZS Pharma submitted an NDA to the FDA in June 2015 for ZS-9, a sodium zirconium cyclosilicate-based oral potassium binder and received approval in Europe in February 2017 by the European Medicines Agency. If approved in the United States, ZS-9 will be commercially launched by AstraZeneca, a company that acquired ZS Pharma in December 2015.

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

On August 7, 2017, our Board of Directors approved a restructuring plan, pursuant to which we reduced our workforce by 29%, resulting in 75 remaining employees. We will need to manage our operations and clinical trials, and continue our development and pre-commercial activities for our product candidates with this reduced workforce. Our management and personnel, and systems currently in place may not be adequate to support our current activities or future growth. Our need to effectively execute our business strategy requires that we:

•	manage our clinical trials effectively, including the ongoing T3MPO-3 clinical trials of tenapanor in IBS-C, the Phase 3 trial of tenapanor for hyperphosphatemia, the ongoing onset-of-action clinical trial in RDX7675 and the Phase 3 clinical trial for RDX7675, all of which are being or will be conducted at multiple trial sites;

•	manage our internal research and development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;

•	continue to improve our operational, financial and management controls, reporting systems and procedures; and

•	retain and motivate our remaining employees and potentially identify, recruit, and integrate additional employees.

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

We currently do not have a sales organization. In order to commercialize or co-promote tenapanor, RDX7675 or any of our other product candidates, either alone, or with a collaboration partner, we must enter collaborative relationships with one or more third parties; or build marketing, sales, distribution, managerial and other non-technical capabilities. There can be no assurances that we will be successful in establishing collaborative relationships in a timely manner or on terms that are acceptable to us. If one or more of our product candidates receives regulatory approval, and we have not entered collaborative relationships for the commercialization of such product candidate in the approved territory, we would have to establish appropriate sales organizations with technical expertise supporting distribution capabilities to commercialize the product candidate, which will be expensive and time consuming. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to secure the capital necessary to fund such efforts on acceptable terms, hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team.

If we are unable to enter collaborative relationships a timely manner, or on acceptable terms, and/or we fail or are delayed in the development of our internal sales, marketing and distribution capabilities, the commercialization of our products would be adversely impacted, and we may not be able to successfully commercialize our product candidates.

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

We are highly dependent on the services of our President and Chief Executive Officer, Michael Raab, our Chief Operating Officer, Reginald Seeto, MBBS, our Chief Scientific Officer, Jeremy Caldwell, Ph.D., and our Chief Development Officer, David Rosenbaum, Ph.D. If we are not able to retain these members of our management team, or recruit additional management, clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon Michael Raab, our President and Chief Executive Officer, Reginald Seeto, MBBS, our Chief Operating Officer, Jeremy Caldwell, Ph.D., our Chief Scientific Officer and David Rosenbaum, Ph.D., our Chief Development Officer. The loss of services of any of these individuals could delay or impair the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. Although we have entered into employment agreements with our senior management team, including Mr. Raab and Drs. Seeto, Caldwell and Rosenbaum, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO (December 31, 2019), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We currently expect to form collaboration partnerships, create joint ventures or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. In particular, we currently expect to form one or more collaboration partnerships in connection with the commercialization of tenapanor, if approved. We face significant competition in seeking appropriate collaboration partners, and the negotiation process to secure appropriate terms is time-consuming and complex. Any delays in identifying suitable collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such a collaboration partnership for any future product candidates and programs on terms that are acceptable to us, or at all. This may be because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view our product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. Even if we are successful in entering a collaboration partnership or license arrangement, there is no guarantee that the collaboration partnership will be successful, or that any future collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

We may decide to seek marketing approval for certain of our product candidates outside the United States or otherwise engage in business outside the United States, including entering into contractual agreements with third-parties. We expect that we will be subject to additional risks related to entering these international business markets and relationships, including:

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, collaboration partners, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (1) FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the reporting of true and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing clinical trials for tenapanor and RDX7675;

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	announcements of regulatory approval, a complete response letter or a refuse to file letter to tenapanor or RDX7675, or specific label restrictions or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements relating to future collaboration partnerships;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to our product candidates;

•	the success of our testing and clinical trials;

•	failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates

•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;

•	the success of our efforts to obtain adequate intellectual property protection for our product candidates;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	achievement of expected product sales and profitability;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;

•	changes in financial estimates or recommendations by securities analysts;

•	trading volume of our common stock;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	general economic and market conditions and overall fluctuations in the United States equity markets; and

•	the loss of any of our key scientific or management personnel.

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

As of September 30, 2017, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund associated with one of our directors, collectively beneficially owned approximately 29.6% of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 34.3% of our capital stock, including outstanding restricted stock units that will vest within 60 days of September 30, 2017, and warrants and stock options exercisable for shares of our common stock within 60 days of September 30, 2017. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with New Enterprise Associates alone, will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to influence or control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2017, we had approximately 47.5 million shares of common stock outstanding. Of those shares, approximately 14.4 million were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

As of September 30, 2017, approximately 0.7 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 4.0 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of September 30, 2017, approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of September 30, 2017, the holders of approximately 5.6 million shares of our outstanding common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the required approval of at least two-thirds of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the required approval of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1 #	Transition and Separation Agreement dated August 21, 2017, by and between the Company and Dr. Paul Korner.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.				X

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: November 7, 2017	By:	/s/ Mark Kaufmann
Mark Kaufmann Chief Financial Officer (Principal Financial and Accounting Officer)