Form 10-K
period 2017-12-31
ARDELYX, INC.
filed 2018-03-14
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 001-36485

ARDELYX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-1303944
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

34175 ARDENWOOD BLVD., SUITE 200, FREMONT, CALIFORNIA 94555

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a small reporting company)	Small reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2017, based on the last reported sales price of the Registrant’s common stock of $5.10 per share was $168,628,611.

The number of shares of Registrant’s Common Stock outstanding as of March 8, 2018, was 47,603,568.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of December 31, 2017, the close of the Registrant’s 2017 fiscal year, are incorporated by reference into Part III of this Report.

ARDELYX, INC.

FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, in this Annual Report on Form 10‑K the terms “Ardelyx”, “we,” “us,” “our” and “the Company” refer to Ardelyx, Inc.

This Annual Report on Form 10‑K contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our expectation regarding the timing of our filing of a New Drug Application with the U.S.Federal Food and Drug Administration requesting approval to market tenapanor for patients with irritable bowel syndrome with constipation, or IBS-C;

•

our expectation regarding the timing of receipt of results from our second Phase 3 clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in patients with end-stage renal disease, or ESRD, on dialysis;

•

our expectations regarding our plans for and our participation in the commercialization of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, including our expectations regarding our plans to build our own sales and marketing organization to market and sell tenapanor for such indication;

•	our plans to seek one or more collaboration partners to commercialize tenapanor for IBS-C;
•	our expectations regarding the potential market size and the size of the patient populations for our product candidates;
•	our plans with respect to our pre-clinical programs;
•	our ability to identify and validate targets and novel drug candidates using our proprietary drug discovery and design platform including the Ardelyx Primary Enterocyte and Colonocyte Culture System;
•	the implementation of our business model and strategic plans for our business, product candidates and technology;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “ITEM 1A. RISK FACTORS” section and elsewhere in this Annual Report on Form 10‑K. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Annual Report on Form 10‑K, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.

ITEM 1. BUSINESS

Company overview

We are a specialized biopharmaceutical company focused on developing first-in-class, disruptive medicines for the treatment of renal diseases. Our primary therapeutic focus is on treating people with renal diseases, which affect both the heart and the kidneys. This includes patients with end-stage renal disease, or ESRD, who suffer from elevated serum phosphorus, or hyperphosphatemia; patients with chronic kidney disease, or CKD, and/or heart failure patients with elevated serum potassium, or hyperkalemia. We have also developed a number of programs directed toward treating gastrointestinal, or GI, disorders, including the treatment of irritable bowel syndrome with constipation, or IBS-C.

Our portfolio is led by the development of tenapanor, a first-in-class inhibitor of NHE3. In our renal pipeline, tenapanor is being evaluated in a second Phase 3 trial for the treatment of hyperphosphatemia in patients with ESRD who are on dialysis. This registration trial follows a successful first Phase 3 trial completed in 2017, which achieved statistical significance for the primary endpoint. We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. We believe that both tenapanor and RDX013 have the potential to provide treatment options that are differentiated significantly from binders, the current standards of care in both of these markets. We believe our small molecule approach to treating these conditions could significantly reduce the pill burden for patients, leading to higher compliance, and offer completely new mechanisms of action that interact with receptors in the gut, potentially allowing improved efficacy in some patients.

In addition to the development for renal diseases, we have developed tenapanor for the treatment of patients with IBS-C. In 2017, we completed the T3MPO program for this indication, including two Phase 3 studies, both of which achieved statistical significance for the primary endpoint, and a long-term safety extension study. We believe that data from the T3MPO program collectively demonstrated the ability of tenapanor to provide sustained relief of constipation and reduced abdominal pain with a generally favorable tolerability profile. Based on the results of the T3MPO clinical program in IBS-C, we are preparing to submit our first New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, in the second half of 2018 for tenapanor for the treatment of IBS-C.

Our Commercial Strategy

We aim to build a multi-product company that commercializes its renal products in the United States. Our strategy is to leverage ex-U.S. collaborations with established industry leaders to efficiently bring our renal medicines to patients outside the United States. Additionally, our goal is to bring tenapanor for IBS-C to market by leveraging domestic and ex-U.S. collaborations.

In November 2017, we entered into a license agreement that provides Kyowa Hakko Kirin Co., Ltd., or KHK, with exclusive rights to develop and commercialize tenapanor for the treatment of cardiorenal diseases, including hyperphosphatemia, in Japan. Under the terms of the license agreement, we received a $30 million upfront payment and are eligible to receive up to $130 million in development and commercialization milestones based upon currency exchange rates as of the effective date of the license agreement, as well as high-teen royalties on net sales throughout the term of the agreement.

In December 2017, we entered into a license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd., or Fosun Pharma, providing Fosun Pharma with the exclusive rights to develop and commercialize tenapanor in China for the treatment of patients with hyperphosphatemia related to CKD and patients with IBS-C. Under the terms of the agreement, we received an upfront payment of $12 million and are eligible to receive additional milestones of up to $113 million, as well as tiered royalties on net sales ranging from the mid-teens to 20%.

OUR PROPRIETARY DRUG DISCOVERY AND DESIGN PLATFORM

In line with our overall strategy and transition to focus solely on our renal pipeline, we have shifted our research focus to support our preclinical and clinical development candidates including tenapanor and RDX013, as well as other potential renal opportunities. We intend to continue to utilize our unique discovery and design platform to help elucidate first-in-class mechanisms of action, as with tenapanor, and to inform preclinical experiments to help advance our product candidates. We also use our platform to further support the potential commercialization of our programs, which is valuable to us and future partners. We believe that our platform, and early pipeline, represent additional collaborative opportunities, market potential and downstream value-creation.

Using our platform, we have been able to discover targets found in the GI tract that regulate important processes in the body and design products candidates that act upon those targets to take advantage of the gut’s ability to communicate with other organs. Our platform integrates two critical concepts: (i) our proprietary chemistry capabilities that enable us to design and optimize gut-restricted compounds that can provide a higher margin of safety than systemically absorbed compounds, and (ii) our stem cell-based translational technology called the Ardelyx Primary Enterocyte and Colonocyte Culture System, or APECCS, that enables us to discover targets in the GI tract which control health and disease processes, to optimize drug candidates and to understand their mechanisms of action. Our platform can be applied across the entire GI tract, allowing for the broadest evaluation of disease targets to develop medicines optimized for specific diseases. The predictive ability of our platform enables us to better assess, at a very early stage, the potential for small molecule compounds to treat specific diseases.

OUR PRODUCT PIPELINE

Tenapanor: A New Approach for Treating Hyperphosphatemia in ESRD Patients on Dialysis

The lead product candidate in our renal portfolio is tenapanor for the treatment of hyperphosphatemia, or high levels of blood phosphorus, in ESRD patients on dialysis. Hyperphosphatemia is a significant problem among dialysis patients worldwide.

CKD is the progressive deterioration of renal function that can occur over several months or years. The symptoms of worsening kidney function are nonspecific, and can include having less energy, reduced appetite, dry itchy skin, swollen feet and ankles or generally just not feeling well. If the deterioration continues and is not halted by changes in lifestyle or with the assistance of pharmacological intervention, the disease will likely cause significant cardiovascular morbidity, and can progress to ESRD, the final stage of CKD, where kidney function will be lost entirely.

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

Phosphorus, a vital element required for most cellular processes, is present in almost every food in the Western diet, and, in individuals with normal kidney function, any excess dietary phosphorus is efficiently removed by the kidneys and excreted in urine. In adults with functioning kidneys, normal serum phosphorus levels are 2.5 to 4.5 mg/dL. With kidney failure, elevated phosphorus becomes harmful and is diagnosed as hyperphosphatemia when serum phosphorus levels are greater than 5.0 mg/dL. Although patients with ESRD rely on dialysis to eliminate harmful agents, phosphorus is not readily removed by the procedure and other means of managing phosphorus levels must be employed.

In ESRD patients, excess levels of phosphorus have been shown to lead to an increase in cardiovascular disease risk, as well as increases in serum FGF‑23, an important regulator of phosphate and vitamin D metabolism. Highly elevated levels of FGF23 is an independent risk factor for adverse cardiac clinical outcomes as well as the development of secondary hyperparathyroidism, or SHPT, marked by elevated parathyroid hormone. SHPT is associated with renal osteodystrophy, a condition of abnormal bone growth characterized by brittle bones.

Since dialysis is unable to efficiently eliminate excess phosphorus, ESRD patients are put on restrictive low phosphorus diets and are currently prescribed medications called phosphate binders, the only interventions currently marketed for the treatment of hyperphosphatemia. Phosphate binders act by binding dietary phosphorus and commonly need to be taken with meals and snacks. They include calcium, iron or lanthanum, a rare-earth metal, which bind to and precipitate with dietary phosphate in the GI tract. The goal of these phosphate binders is for patients to eliminate, through their stool, the precipitated phosphorus that comes from the food they ingest. Phosphate binders have a number of limitations, including:

•	systemic excess absorption of calcium, iron or lanthanum, resulting in side effects and other unintended consequences for ESRD patients, and
•	significant challenges with patient compliance because of the large quantity and/or mass of the binders that must be taken each day.

Safety and tolerability have also been significant concerns with many approved phosphate binders, with side effects that include long-term vascular calcification with calcium-based binders and iron-overload with iron-based binders. The more common side effects of certain approved phosphate binders include GI-related adverse events such as nausea, vomiting, diarrhea, and dyspepsia as well as hypercalcemia for calcium-based binders and discolored feces for iron-based binders.

ESRD patients, who generally are severely restricted in their fluid intake, are prescribed as many as 12 or more phosphate binder pills per day, among other medications. The amount of phosphorus a binder can remove is limited by its binding capacity, and therefore, increasing the dose, and hence the pill burden, of the binder is the only way to increase the amount of phosphorus being bound and excreted. As a result of pill burden and mass, as well as a number of side effects, prescribed phosphate binder doses are intolerable for many patients, leading to a lack of treatment adherence and compliance.

We are developing tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, as we believe it has the potential to address certain of the key limitations of current treatments and offer a completely new mechanism of action. If approved, tenapanor would be the first small molecule/non-binder approach to treating hyperphosphatemia, with a unique mechanism of action that acts by inhibiting, or blocking, the NHE3 transporter in the GI tract to reduce the absorption of dietary sodium. When tenapanor blocks the NHE3 sodium transporter in the GI tract, it reduces the absorption of dietary sodium, resulting in an increase in protons within the cells. This increase in protons causes a selective reduction in phosphate uptake by tightening junctions or pores that are involved in the regulation of phosphate homeostasis, which then limits the amount of dietary phosphate that can pass from the gut into the blood. We have not observed this impact on other ions, nutrients or macromolecules in our clinical trials. We have submitted a manuscript for publication of this mechanism in a scientific peer-reviewed journal.

This unique mechanism of action allows tenapanor to be active in many patients at a dose of 10mg to 30mg twice daily as opposed to the multiple gram quantities per day required of the phosphate binders. Over the course of a week, the amount of tenapanor required would be less than 500mg, or a total of 14 small pills, whereas the amount of phosphate binder required, based on package inserts, would be 10 to 30 grams, or up to 64 large pills, depending on the phosphate binder. We believe this significant pill burden advantage will result in better adherence and compliance which could lead to more consistent efficacy in ESRD patients on dialysis.

Tenapanor has been specifically designed to work exclusively within the GI tract, thereby significantly reducing the amount of drug that is absorbed into the bloodstream and the potential side effects that could occur. In human studies of orally-administered tenapanor, the drug was detected in the blood in less than 1% in thousands of collected serum samples, and even in those, at very low levels (< 1.5 ng/mL). We have evaluated tenapanor across 20 clinical studies in over 2,500 individuals to date.

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

The primary endpoint of the trial was the difference in change in serum phosphorus between the pooled tenapanor-treated patients and placebo-treated patients from the end of the eight-week treatment period to the end of the four-week randomized withdrawal period, in the responder population. The responder population, which was reviewed by the FDA, is defined as patients who demonstrate a greater than or equal to 1.2 mg/dL decrease in serum phosphorus from baseline during the initial eight-week treatment period.

The study demonstrated a statistically significant difference in serum phosphorus levels from the end of the eight-week treatment period to the end of the four-week randomized withdrawal period between the tenapanor-treated group and the placebo-treated group in the responder patient population (mean -1.01 mg/dL, median of -1.3 mg/dL) and met its primary endpoint (95% confidence interval, -1.44, -0.21, LSmean -0.82 mg/dL, p=0.01). The responder population (n=80 out of 164) had a mean reduction in serum phosphorus from baseline to the end of the eight-week treatment period of 2.56 mg/dL, with a reduction of up to 5.7 mg/dL. Notably, in this group, 33% of patients had a reduction in serum phosphorus of greater than 3 mg/dL.

Tenapanor was well-tolerated in the trial. In the eight-week treatment period, the only adverse event that affected more than five percent of patients treated with tenapanor was diarrhea (39%), a patient-reported side effect of loosened stool or increased frequency in bowel movements regardless of magnitude. In the four-week randomized withdrawal period, there was a diarrhea rate of 1.2% for patients treated with tenapanor compared with 2.4% on placebo. Treatment discontinuations due to diarrhea for patients on tenapanor was 7.8% (n=17). There were no discontinuations due to diarrhea in the randomized withdrawal period.

In order to fully assess GI tolerability, patients used an eDiary to record the frequency of daily bowel habits, as well as stool form using the Bristol Stool Form Scale, or BSFS. During the eight-week treatment period, there was an average 0.4 per day increase in bowel movement frequency from baseline, and during the four-week randomized withdrawal period, there was an average 0.29 per day increase as compared to placebo. Average bowel movement frequency was within the normal range in all groups. During the eight-week treatment period, there was an average 0.87 point increase in BSFS from a baseline score of 4.2, out of a maximum of seven, where seven is liquid stool. During the four-week randomized withdrawal period, there was an average 0.7 point difference in BSFS between placebo (4.4) and tenapanor treatment (5.1).

We have initiated a second Phase 3 study of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis.  The study's design, shown in the figure, will include a 26‑week open-label treatment period, with a 12-week randomized withdrawal period followed by an additional 14‑week safety extension. Results from this study are expected in 2019. We currently intend to build our own sales and marketing organization to market and sell tenapanor for hyperphosphatemia in the United States.

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

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Sanofi reported €922 million ($1.05 billion) in worldwide sales of sevelamer during 2016 and €802 million ($0.98 billion) in 2017. Generic sevelamer carbonate has been approved in certain jurisdictions in Europe since 2015 and in the U.S. market since June 2017.

In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 studies being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

According to the most recent data available from the U.S. Renal Data System, in 2015 there were 444,337 patients on hemodialysis in the United States. Additionally, according to the European ERA-EDTA Registry 2015 Annual Report and a study in 2014 by the Japanese Society for Dialysis Therapy, there were approximately 317,000 patients on hemodialysis in Europe and about 255,000 in Japan. We estimate, based on phosphate binder utilization, the only approved therapies for hyperphosphatemia, that there are approximately 310,000, 250,000 and 260,000 ESRD patients with hyperphosphatemia in the United States, countries in Europe and Japan, respectively, resulting in approximately 820,000 ESRD patients with hyperphosphatemia in such countries.

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

Our intention is to build a United States-focused, highly efficient, specialized sales and marketing organization focused on nephrology. The nephrology market is a concentrated market strongly influenced by key opinion leaders. There were 10,083 nephrologists in the United States in 2015 and 6,620 dialysis facilities in the United States that offer in-center dialysis. Based on the experience of our management team, we believe that a specialty salesforce is appropriate for this marketplace. We believe that tenapanor for the treatment of hyperphosphatemia could represent a market opportunity of between $500 million and $700 million in the United States.

As a first-in-class treatment, and as the first non-binder option with a well-tolerated safety profile, we believe tenapanor could address the significant pill burden challenges and intolerability that patients experience with today’s binder treatments. After the second Phase 3 study readout, if successful, we intend to submit a New Drug Application to the FDA in 2019 and would plan for a potential launch 2020.

To bring tenapanor to patients outside the United States, we intend to establish strategic collaborations with industry leading pharmaceutical companies with established commercial infrastructures. In 2017, we entered into two collaboration partnerships, and the revenues recorded from those collaboration partnerships in 2017 accounted for more than 10% of total revenues recorded during the year ended December 31, 2017.

License agreement with KHK

In November 2017, we entered into a license agreement (“KHK License Agreement”) with KHK under which we granted KHK an exclusive license to develop and commercialize tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer (“KHK Field”). We retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those in the KHK Field. Pursuant to the KHK License Agreement, KHK is responsible for all of the development and commercialization costs for tenapanor in the KHK Field in Japan.

Under the KHK License Agreement, we are responsible for supplying the tenapanor drug product for KHK’s use in development and during commercialization until KHK has assumed such responsibility. Additionally, we are responsible for supplying the tenapanor drug substance for KHK’s use in development and commercialization throughout the term of the KHK License Agreement, provided that KHK may exercise an option to manufacture the tenapanor drug substance under certain conditions.

Under the terms of the KHK License Agreement, we have received a $30.0 million upfront payment and are eligible to receive up to an additional $130.0 million in development and commercialization milestones, based upon currency exchange rates as of the effective date of KHK License Agreement.

We are also eligible to receive royalties based on aggregate annual net sales of the licensed products at a high teen percentage, subject to certain single digit reductions under certain circumstances described in the KHK License Agreement.

The KHK License Agreement will continue until all of KHK’s applicable payment obligations under the KHK License Agreement have been performed or have expired, or the agreement is earlier terminated. Under the terms of the KHK License Agreement, we and KHK each have the right to terminate the agreement for material breach by the other party. In addition, KHK may terminate the agreement for convenience; for certain safety reasons or if certain primary endpoints under an applicable development plan are not met despite KHK’s commercially reasonable efforts and KHK reasonably determines that it cannot obtain regulatory approval. KHK may also terminate the agreement if certain pivotal clinical trials conducted by us do not meet their primary endpoints. We may terminate the KHK License Agreement if KHK challenges any patents licensed to KHK under the agreement.

License agreement with Fosun

In December 2017, we entered into a license agreement (the “Fosun License Agreement”) with Fosun Pharma under which we granted Fosun Pharma an exclusive license to develop and commercialize tenapanor in China for the treatment, diagnosis or prevention of (i) irritable bowel syndrome with constipation and chronic idiopathic constipation, (ii) hyperphosphatemia related to chronic kidney disease and (iii) other diseases or conditions for which we obtain marketing approval in either the US or China (collectively, “Fosun Field”). The Fosun Field excludes the treatment of cancer. We retained the rights to tenapanor outside of China, and also retained the rights to tenapanor in China for indications other than those in the Field. Pursuant to the terms of the Fosun License Agreement, Fosun Pharma is responsible for all of the development and commercialization costs for tenapanor in the Fosun Field in China.

Under the terms of the Fosun License Agreement, we are responsible for supplying the tenapanor drug product for Fosun Pharma’s use in development and during commercialization until Fosun Pharma has assumed such responsibility. Additionally, we are responsible for supplying the tenapanor drug substance for Fosun Pharma’s use in development and commercialization throughout the term of the Fosun License Agreement.

Under the terms of the Fosun License Agreement, we received an upfront payment of $12 million and are eligible to receive additional milestones of up to $113 million in the aggregate, as well as tiered royalty payments on aggregate net sales ranging from the mid-teen percent to twenty percent, subject to certain reductions under certain circumstances, as described in the Fosun License Agreement.

The Fosun License Agreement will continue until all of Fosun Pharma’s applicable payment obligations under the License Agreement have been performed or have expired, or the agreement is earlier terminated. Under the terms of the Fosun License Agreement, we and Fosun Pharma each have the right to terminate the agreement for material breach by the other party or in the event of insolvency by the other party. In addition, Fosun Pharma may terminate the agreement for convenience and we may terminate the agreement if Fosun Pharma challenges any patents licensed to it under the agreement.

RDX013 Program: Small Molecule for Treating Hyperkalemia

RDX013 is our novel, small molecule program for the potential treatment of hyperkalemia. Our RDX013 approach works by tapping into the GI tract’s natural ability to secrete potassium into the lumen of the gut to reduce serum potassium levels. This mechanism differs significantly from the potassium binders currently on or approaching the market. For a potassium binder to work, it must be present when dietary potassium is ingested so that the agent can bind the potassium and prevent its absorption in the gut. This results in the need for large quantities of binder in order to bind the large amounts of potassium in the diets of most individuals. In contrast, we observed in our preclinical models that a small amount of RDX013 could cause potassium to be secreted into the lumen of the gut. In this way, we believe that RDX013 may have the potential to lower serum potassium whether or not potassium is present in the diet and could result in a very low pill burden, potentially allowing better patient compliance, longer-term use and potentially better efficacy than potassium binders. As described below, certain medications commonly administered to patients with CKD and/or heart failure can also cause hyperkalemia. With the successful development of an effective potassium secretagogue to treat hyperkalemia in a small, convenient pill format, we believe our RDX013 approach may allow nephrologists and cardiologists with an opportunity to treat hyperkalemia chronically without reducing the dose of these medications.

Hyperkalemia is generally defined as the presence of blood potassium levels greater than 5.0 mEq/L. Normal levels are 3.5 to 5.0 mEq/L. When hyperkalemia is severe, above 7.0 mEq/L, there is a significantly increased risk of death because of the potential for heart conductance problems.

Hyperkalemia can be caused by a variety of issues. Kidney disease can result in the elevation of potassium in the blood. Certain drugs such as the common hypertension medications known as RAAS inhibitors, which inhibit the renin-angiotensin-aldosterone system, can cause hyperkalemia. As a result, the dosage of RAAS inhibitors must often be significantly reduced in patients whose potassium levels are elevated (such as in those with CKD and heart failure). Because of the risk of hyperkalemia, several published guidelines have suggested that physicians should reduce and possibly discontinue RAAS inhibitors in order to manage the risk of hyperkalemia in CKD and heart failure patients. The alternative medications used to control hypertension, including diuretics and calcium channel blockers, are less effective than RAAS inhibitors, particularly in patients with failing kidneys and severe hypertension. According to the 2015 publication Market Dynamix: Hyperkalemia, released by Spherix Global Insights, U.S. cardiologists reported that of the patients who would benefit from RAAS inhibition, up to 38% of patients with heart failure and up to 55% of patients with both heart failure and CKD are being administered a sub-optimal dose or none at all. Nephrologists reported that at least one-third of patients who would benefit from RAAS inhibition receive a sub-optimal dose or none at all. We believe there is clearly a strong medical need for new medications that control hyperkalemia in order to allow for optimal use of RAAS inhibitors to control hypertension in these patient populations.

The hyperkalemia market

Of the people with CKD and/or heart failure in the United States, we estimate that there are approximately 2.1 million people who also have occurrences of hyperkalemia. According to a retrospective study conducted in 2005 of a national cohort of 246,000 patients cared for in the Veterans Health Administration, about 21% and 42% of patients with CKD Stage 3b and Stage 4, respectively, had a hyperkalemic event during a 12-month period, suggesting that hyperkalemia affects about 900,000 individuals with CKD Stage 3b or Stage 4 in the United States. According to the United States Renal Data System 2014 Atlas of CKD & ESRD, over 50% of CKD Stage 3b and Stage 4 patients are prescribed RAAS inhibitors to control hypertension and to slow the course of CKD.

Additionally, the number of adults in the U.S. living with heart failure is about 6.5 million, based on data collected in the National Health and Nutrition Examination Survey, which is taken in stages over multiple years. Our proprietary research suggests that up to 16%, or approximately 1,000,000, of these patients had hyperkalemia during a 12-month period. Over half of heart failure patients are prescribed RAAS inhibitors. Our proprietary research also suggests that up to 200,000 patients with ESRD in the U.S. could benefit from an agent that treats hyperkalemia.

We are aware of at least two drugs approaching or on the market for the treatment of hyperkalemia. Veltassa (patiromer FOS), an oral, polymer-based potassium binder, was approved for marketing by the FDA in October 2015 and was commercially launched by Relypsa, which was acquired by Galenica AG for $1.5 billion in September 2016. However, according to a 2017 survey of more than 200 nephrologists and cardiologists, conducted by Spherix Global Insights, about half of those surveyed note that, even with Veltassa available, there remains a high unmet need for new treatments for hyperkalemia.

Additionally, ZS Pharma submitted an NDA in June 2015 for ZS-9, a sodium zirconium cyclosilicate-based oral potassium binder. ZS Pharma was acquired by AstraZeneca in December 2015 for $2.7 billion.

We believe that, unlike these agents which require large amounts of drug for the desired effect, RDX013 may have the potential to lower serum potassium whether or not potassium is present in the diet and could result in very low pill burden, allowing better compliance, longer-term use and potentially better efficacy than potassium binders.

If we are successful in developing RDX013 and obtaining marketing authorization from the FDA, we would expect to leverage the renal sales and marketing organization that we intend to build to support commercialization in the United States of tenapanor for treating hyperphosphatemia in dialysis patients.

Tenapanor: NHE3 Inhibitor for Treating IBS-C

In addition to its development for hyperphosphatemia, we have completed development of tenapanor for the treatment of IBS-C and are pursuing strategic collaborations to bring it to market in this indication. We have completed two Phase 3 clinical trials in patients with IBS-C (T3MPO-1 and T3MPO-2) along with a long-term safety study (T3MPO-3) and expect to submit an NDA to the FDA in the second half of 2018.

IBS-C is a GI disorder in which abdominal pain or discomfort is associated with constipation, and which significantly impacts the health and quality of life of affected patients. A study published in the American Journal of Gastroenterology in 2015, showed that over 50% of IBS-C patients rated their pain, constipation and straining as being

“extremely bothersome.” In the same study, GI symptoms led to an average 4.9 days of “disrupted productivity” and 0.8 days of missed work per month. There is no specific test or biomarker for IBS-C and therefore its presence is diagnosed by symptoms and by eliminating other disorders. IBS-C is very similar to chronic constipation and is clinically distinguished by a significant abdominal pain component.

Tenapanor is a minimally-systemic small molecule that acts locally in the GI tract to inhibit the sodium transporter NHE3 and reduce sodium uptake from the gut. Part of its mechanism to treat constipation caused by IBS-C is an osmotic effect in the intestines – water follows salt and stool is gently loosened by the body’s own fluids. In addition to this mechanism, data from nonclinical studies, which were presented in November 2017 at the American Society of Nephrology Annual Meeting, suggest that tenapanor reduced abdominal pain caused by IBS-C through the inhibition of TRPV-1 dependent signaling. TRPV-1, better known as the "hot chili pepper receptor," is a well-established pain target known for transmitting painful stimuli from a variety of sources including heat, protons and inflammatory molecules. Using an established rodent model of IBS-like colonic hypersensitivity, preclinical data showed that tenapanor treatment reduced visceral hypersensitivity (pain in the internal organs) and normalized colonic sensory neuronal excitability and TRPV-1 currents. Treatment with tenapanor also increased stool excretion and stool water content. In these nonclinical studies, tenapanor had a superior effect on visceral hypersensitivity than placebo or PEG, a well-known laxative not known to have an analgesic effect.

Phase 3 clinical data supporting tenapanor in IBS-C

At the end of 2017, we completed our Phase 3 program, the T3MPO program, for tenapanor for the treatment of IBS-C. This included two Phase 3 studies, T3MPO-1 and T3MPO-2, and a long-term safety extension study, T3MPO-3. In the discussion below, statistical significance is denoted by p-values. The p-value is the probability that the reported result was achieved purely by chance (e.g., a p-value <0.001 means that there is a less than a 0.1% probability that the observed change was purely due to chance). Generally, a p-value less than 0.05 is considered statistically significant.

In May 2017, we reported data from the first Phase 3 study, T3MPO-1. T3MPO-1 was a 12-week, double-blind, placebo-controlled, multi-center, randomized trial with a four-week, randomized withdrawal period conducted in a total of 610 patients meeting the ROME III criteria for the diagnosis of IBS-C. Patients were randomized one to one to receive either 50 mg of tenapanor or placebo twice-daily. The trial included a two-week screening period, during which patients with active disease, based on bowel movement frequency and abdominal pain score recorded in a daily phone diary, were randomized into the trial.

The study achieved statistical significance for the primary endpoint and seven of eight secondary endpoints. The primary endpoint, the combined responder rate for six of 12 weeks, showed that a greater proportion of tenapanor-treated patients compared to placebo-treated patients (27.0% vs 18.7%, p=0.02) had at least a 30% reduction in abdominal pain and an increase of one or more complete spontaneous bowel movements, or CSBM, in the same week for at least six of the 12 weeks of the treatment period. The CSBM responder rate in the six of 12 weeks (defined as having an increase of at least one CSBM from baseline during a week for six of 12 weeks) did not reach statistical significance (33.9% vs. 29.4%, p=0.27); however, the abdominal pain responder rate in the six of 12 weeks (defined as having at least a 30% decrease in abdominal pain from baseline during a week for six of 12 weeks) did achieve statistical significance (44.0% vs. 33.1%, p=0.008). In the nine of 12 treatment weeks, the study achieved statistical significance for the combined responder rate (13.7% vs. 3.3%, p<0.001), in which patients must have had an increase of at least one CSBM from baseline and at least three CSBMs during a week for nine of 12 weeks as well as a 30% or greater reduction in abdominal pain for nine of the 12 weeks. In addition, for the nine of 12 weeks, the study achieved statistical significance for the individual CSBM responder rate (16.9% vs. 5%, p<0.001) and the abdominal pain responder rate (30.3% vs. 19.4%, p=0.003).

Tenapanor was well-tolerated in the study. The only adverse events observed in more than two percent of patients treated with tenapanor, as compared with placebo, were diarrhea (14.6% vs 1.7%) and nausea (2.6% vs 1.7%). The placebo adjusted discontinuation rate due to diarrhea was 5.3%.

In October 2017, we reported results from the second Phase 3 study of tenapanor for the treatment of IBS-C, T3MPO-2, a 26-week, double-blind, placebo-controlled, multi-center, randomized trial in 593 patients. Patients were randomized one to one to receive either 50 mg of tenapanor or placebo twice-daily. The trial included a two-week screening period, during which patients with active disease, based on bowel movement frequency and abdominal pain score recorded in a daily phone diary, were randomized into the trial.

The study achieved statistical significance for the primary endpoint and all secondary endpoints evaluated for the topline results and demonstrated the ability to normalize bowel movements. The primary endpoint, the combined responder rate for six of 12 weeks, showed that a greater proportion of tenapanor-treated patients compared to placebo-treated patients (36.5% vs. 23.7%, p<0.001) had at least a 30% reduction in abdominal pain and an increase of one or more CSBMs in the same week for at least six of the 12 weeks of the treatment period. The study achieved statistical significance for the CSBM and abdominal pain responder rates in the six of 12 weeks (47.4% vs. 33.3%, p<0.001; 49.8% vs. 38.3%, p=0.004). In the nine of 12 treatment weeks, the study achieved statistical significance for the combined responder rate (18.4% vs. 5.3%, p<0.001), in which patients must have had an increase of at least one bowel movement from baseline and at least three per week and a 30% reduction in abdominal pain for nine of the 12 weeks. In addition, for the nine of 12 weeks, the study achieved statistical significant for the individual CSBM responder rate (22.2% vs. 6.0%, p<0.001) and the abdominal pain responder rate (35.8% vs. 26.7%, p=0.015). The study also achieved statistical significance for all three durable responder endpoints, the combined responder rate (18.1% vs. 5.0%, p<0.001), CSBM responder rate (21.2% vs. 5.7%, p<0.001) and abdominal pain responder rate (34.8% vs. 26.7%, p=0.028), which are identical to the nine of 12-week responder endpoints, except the response must also occur in three of the last four treatment period weeks.

Tenapanor was well-tolerated in the T3MPO-2 study. The only adverse events observed in more than two percent of patients in the tenapanor-treated group that were also greater than placebo were diarrhea (16.0% vs. 3.7%), flatulence (3.1% vs. 1.0%), nasopharyngitis (4.4% vs. 3.7%) and abdominal distension (3.4% vs. 0.3%). The placebo adjusted discontinuation rate due to diarrhea was 5.8%.

Patients who completed T3MPO-1 and T3MPO-2 were eligible to enter T3MPO-3, our open-label, long-term safety trial where patients could continue to receive tenapanor for up to one year. In late 2017, we completed T3MPO-3 and have reported results that tenapanor had a mean compliance rate of approximately 98%, and that tenapanor was well-tolerated among the 240 patients treated. Of patients treated, 9.2% reported experiencing diarrhea, with 1.7% of patients discontinuing treatment due to diarrhea. The overall discontinuation rate in the study was 2.1%.

Based on the positive results from the T3MPO program, we are preparing to submit an NDA to the FDA to request marketing approval of tenapanor for the treatment of IBS-C in the United States.

To support the global commercialization of tenapanor for IBS-C, we are pursuing strategic collaborations to bring tenapanor to patients. In December 2017, we entered into a license agreement to provide Fosun Pharma with the exclusive rights to develop and commercialize tenapanor in China for the treatment of patients with IBS-C and hyperphosphatemia related to chronic kidney disease.

The IBS-C market

Numerous treatments exist for the constipation component of IBS-C, many of which are over-the-counter. There are three prescription products marketed for IBS-C: (i) Linzess (linaclotide), marketed by Ironwood Pharmaceuticals and Allergan, (ii) Amitiza (lubiprostone), marketed by Takeda and Sucampo, a wholly-owned subsidiary of Mallinckrodt, and (iii) Trulance (plecanatide), marketed by Synergy Pharmaceuticals.

We believe that tenapanor may offer a significant benefit over currently marketed drugs like Amitiza, Linzess and Trulance in part because of the profile demonstrated in our Phase 3 program, which showed best-in-class efficacy results for the 9-of-12 week combined responder rates. Within the United States, there are approximately 11 million patients that suffer that suffer from IBS-C. There is significant unmet need for prescription medications, where, according a 2015 American Gastroenterological Association report, only 1 in 4 treated patients are very satisfied with the current FDA approved treatments in IBS-C.

Other GI Programs

In addition to tenapanor for IBS-C, we have an early GI pipeline comprised of RDX8940, a minimally absorbed, oral TGR5 agonist for which we submitted an investigational new drug application, or IND, in late 2016; RDX011, our second-generation NHE3 inhibitor; and our RDX023 program for the development of gut-biased farnesoid X receptor, or FXR, agonists. While we are not currently actively developing these programs, they represent potential collaboration opportunities to support their continued development.

INTELLECTUAL PROPERTY

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our intellectual property by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology and inventions that are important to the development and operation of our business. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

NHE3 patents

Our NHE3 patent portfolio is wholly owned by us. This portfolio includes four issued U.S. patents, two issued Japanese patents, two issued Korean patents and one issued patent in each of the following territories: Australia, China, the European Union, Mexico, and Israel. These issued patents cover the composition and methods of using tenapanor and are predicted, without extension or adjustment, to expire in 2029. We have related national patent applications pending in Europe, China, India, Israel and a number of other countries. Any patents issuing from these patent applications are also predicted without extension or adjustment to expire in 2029.

Additional U.S. and international patent applications are pending covering additional methods of using tenapanor, and composition of matter and methods of using compounds that we believe may be follow on compounds to tenapanor.

Other program patents

We have patent applications pending in the United States and internationally that cover the compositions and methods of using our TGR5 agonists, our FXR agonists and compounds in our RDX013 program.

MANUFACTURING

To date, we have relied upon third-party contract manufacturing organizations, or CMOs, to manufacture both the active pharmaceutical ingredient and final drug product dosage forms of our potential drug candidates used as clinical trial material. We expect that we will continue to rely upon CMOs for the manufacture of our clinical trial materials and for our commercial product requirements, when and if regulatory approval is received. Our license agreements with KHK and Fosun Pharma require us to supply active pharmaceutical ingredient and final drug product dosage forms of tenapanor for their use in the development of tenapanor in each of their respective territories, and we are further obligated to continue to supply active pharmaceutical ingredient to support their commercialization of tenapanor in each of their territories. We expect that we will use CMOs to satisfy our supply obligations to our collaboration partners.

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

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30‑day time period, raises concerns or questions relating to the IND and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

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

Concurrent with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, the FDA has a goal of responding to standard review NDAs of new molecular entities within ten months after the 60‑day filing review period, or six months after the 60‑day filing review period for priority review NDAs, but this timeframe is often extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Once the FDA approves an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market.

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

Other regulatory requirements

Any drugs manufactured or distributed by us or our collaboration partners pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

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

Hatch-Waxman Act

Section 505 of the FFDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

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

If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30‑month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30‑month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

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

The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $11,181 and $22,363 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

In addition to the laws described above, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, also imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each subsequent calendar year.

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

In addition, in July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment includes all renal dialysis services furnished for outpatient maintenance dialysis, including ESRD-related drugs and biologicals. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, due to subsequent legislative amendments, CMS provided that such inclusion will remain delayed until January 1, 2025. Unless additional Congressional action is taken, beginning in 2025 ESRD-related drugs will be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact that bundling may have on drugs for the treatment of hyperphosphatemia, the impact could potentially cause dramatic price reductions for tenapanor, if approved.

Healthcare reform

In March 2010, Congress passed and President Obama signed into law, the Patient Protection and Affordable Care Act, a healthcare reform measure, often called, the Affordable Care Act. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.

The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, which have impacted existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the new presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2 percent per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  Additionally, individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

Other regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

EMPLOYEES

As of December 31, 2017, we had 75 full-time employees, including a total of 15 employees with Ph.D. degrees. Within our workforce, 54 employees are engaged in research and development and the remaining 21 in general management and administration, including finance, legal, and business development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

RESEARCH AND DEVELOPMENT

Our research and development costs were $75.5 million, $94.2 million and $39.9 million in the years ended December 31, 2017, 2016 and 2015, respectively. See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for additional detail regarding our research and development activities.

CORPORATE INFORMATION

We were incorporated in Delaware on October 17, 2007, under the name Nteryx and changed our name to Ardelyx, Inc. in June 2008. We operate in only one business segment, which is the research, development and commercialization of biopharmaceutical products. See Note 1 to our financial statements included in this Annual Report on Form 10‑K. Our principal offices are located at 34175 Ardenwood Blvd., Suite 200, Fremont, CA 94555, and our telephone number is (510) 745‑1700. Our website address is www.ardelyx.com.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.ardelyx.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

ITEM 1A. RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as other information in this Annual Report on Form 10‑K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant losses since our inception and we will incur losses in the future, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing tenapanor and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of December 31, 2017, we had an accumulated deficit of $278.2 million.

We expect that our operating losses will substantially increase for the foreseeable future as we prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor, including costs associated with completing the ongoing Phase 3 development of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, preparing the new drug application, or NDA, for submission to the U.S. Food and Drug Administration, or FDA, to request marketing authorization for tenapanor for the treatment of patients with IBS-C, and continuing our discovery and research activities.

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

We have no products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize tenapanor for one or more indications, either on our own, or with one or more collaboration partners. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	the successful completion of nonclinical and clinical development of tenapanor;
•	obtaining regulatory approvals for tenapanor, either on our own, or with one or more collaboration partners;
•	our ability to successfully commercialize tenapanor, either on our own, or with one or more collaboration partners;
•

developing a sustainable and scalable manufacturing process for tenapanor and establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support the market demand for tenapanor, if approved;

•	obtaining market acceptance of tenapanor, if approved, as a viable treatment option for the indications for which it is approved;
•	addressing any competing technological and market developments;
•	identifying, assessing, acquiring, in-licensing and/or developing new product candidates;
•	negotiating favorable terms in any collaboration partnership, licensing or other arrangements into which we may enter;
•

maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and

•	attracting, hiring, and retaining qualified personnel.

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory. If the number of patients suitable for tenapanor is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our pre-commercialization efforts for tenapanor and our other product development and platform development activities.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with completing the clinical program for tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•

the progress, timing, scope, results and costs of our Phase 3 clinical trial programs evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, the submission of an NDA with the FDA to request marketing authorization for tenapanor for the treatment of IBS-C, as well as our decision whether or not to pursue other indications for tenapanor;

•	our ability to successfully commercialize tenapanor, either alone or with one or more collaboration partners;
•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
•	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities, should we elect to do so;
•

our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
•	the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;
•	the time and cost necessary to respond to technological and market developments; and
•

the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our research activities, preclinical and clinical trials for our product candidates and our establishment and maintenance of sales and marketing capabilities or other activities that may be necessary to commercialize tenapanor, either alone or with collaboration partners. Additionally, our inability to access capital on a timely basis and on terms that are acceptable to us may force us to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor or certain of our product candidates through the use of alternative structures.

Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, tenapanor, which may not be successful in further nonclinical studies or clinical trials, receive regulatory approval or be successfully commercialized.

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•

our ability to, in a timely manner and under terms that are acceptable to us, establish a collaborative relationship for the commercialization of tenapanor for the treatment of IBS-C in the United States;

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
•

our ability, alone or with collaboration partners, to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications, if tenapanor is approved for marketing and sale by the FDA or foreign regulatory authorities for both IBS-C and hyperphosphatemia in dialysis patients;
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

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. While tenapanor met the primary endpoint in two Phase 3 clinical studies evaluating tenapanor for the treatment of patients with IBS-C, there can be no assurance that our NDA that we plan to submit for this indication, once submitted, will be accepted by FDA or that we will receive marketing authorization from FDA. Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis, there can be no assurances that the second Phase 3 trial of tenapanor in this indication will achieve the primary endpoint, or that tenapanor will receive regulatory approval for this indication. Further, it may not be possible or practicable to demonstrate, or if approved, to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. For example, the reduction of serum phosphorus is currently an approvable endpoint in ESRD patients on dialysis, but not for the broader CKD patient population in the United States. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, we may not generate sufficient revenue from sales of tenapanor, if approved. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in completing the development of, obtaining approval for, and commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays in our Phase 3 clinical study of tenapanor for the treatment of hyperphosphatemia. Furthermore, results of earlier studies and trials may not be predictive of future trial results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis, there can be no assurances that the second Phase 3 trial results of tenapanor in that indication will show the desired safety and efficacy. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our Phase 3 program for tenapanor for the treatment of hyperphosphatemia is completed, and despite the completion of our Phase 3 program for tenapanor for IBS-C, the results for one or both indications may not be sufficient to obtain regulatory approval for tenapanor, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product for the approved indication.

We do not know whether our second Phase 3 clinical trial for tenapanor for the treatment of hyperphosphatemia will enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

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

We could also encounter delays if our Phase 3 clinical trial is suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, if there are delays in the completion of, or termination of, the Phase 3 clinical trial for tenapanor for the treatment of hyperphosphatemia, the commercial prospects of tenapanor for such indication may be harmed, and our ability to generate revenue from product sales of tenapanor for such indication will be delayed. In addition, any delays in completing the clinical trial will increase costs, slow down our approval process for tenapanor for hyperphosphatemia and jeopardize the ability to commence product sales and generate revenue from product sales for this indication. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that may cause, or lead to, a delay in the completion of the Phase 3 clinical trial may also ultimately lead to the denial of regulatory approval.

Even if we successfully obtain regulatory approval for tenapanor, it may never achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.

Even if tenapanor obtains FDA or other regulatory approvals, and is ultimately commercialized for one or more indications, it may not achieve market acceptance among physicians, patients, third-party payors, patient advocacy groups, and the medical community. Market acceptance of tenapanor, in the event that marketing approval is obtained, depends on a number of factors, including:

•

with respect to tenapanor for IBS-C in the United States, our ability to obtain a collaboration partner for commercialization and the strength of such collaboration partner’s marketing and distribution organizations;

•	the efficacy demonstrated in clinical trials;
•	the prevalence and severity of any side effects and overall safety and tolerability profile of the product;
•	the clinical indications for which it is approved;
•	advantages over new or traditional or existing therapies, including recently approved therapies or therapies that the physician community anticipate will be approved;
•	acceptance by physicians, major operators of clinics and patients of tenapanor as a safe, effective and well-tolerated treatment;
•	relative convenience and ease of administration of tenapanor;
•	the potential and perceived advantages of tenapanor over current treatment options or alternative treatments, including future alternative treatments;
•	the cost of treatment in relation to alternative treatments and willingness to pay for tenapanor, if approved, on the part of physicians and patients;
•	the availability of alternative products and their ability to meet market demand; and
•	the quality of our relationships with patient advocacy groups; and

Any failure by us to obtain a collaboration partner for the commercialization of tenapanor in the United States for IBS-C and any failure of tenapanor to achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success, should it receive regulatory approval, would adversely affect our results of operations.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to commercialize tenapanor or any of our other product candidates.

We currently do not have a sales organization. In order to commercialize or co-promote tenapanor or any of our other product candidates, we must enter collaborative relationships with one or more third parties, or build internal marketing, sales, distribution, managerial and other non-technical capabilities. There can be no assurances that we will be successful in establishing collaborative relationships in a timely manner or on terms that are acceptable to us. If tenapanor receives regulatory approval and we have not entered collaborative relationships for the commercialization of tenapanor in the United States, we would have to establish appropriate sales organizations with technical expertise supporting distribution capabilities to commercialize the product candidate, which will be expensive and time consuming, or delay the commercial launch of tenapanor for such indication. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to secure the capital necessary to fund such efforts on acceptable terms, hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team.

If we are unable to enter collaborative relationships a timely manner, or on acceptable terms, and/or we fail or are delayed in the development of our internal sales, marketing and distribution capabilities, we may choose to delay the commercialization of our products and/or the commercialization of our products could be adversely impacted, and we may not be able to successfully commercialize our product candidates.

We may not be successful in our efforts to develop our product candidates that are at an early stage of development, or expand our pipeline of product candidates, as a result of numerous factors, which may include the inability to access capital necessary to fund such efforts on acceptable terms.

A key element of our strategy has been focused on the expansion of our pipeline of product candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. In December 2016, we filed an IND to commence clinical development of RDX8940 in the United States. In August 2017, we completed a comprehensive strategic review of our operations, assessing several core areas, to optimally position the company to advance towards delivering on multiple significant opportunities with our late-stage portfolio and execute on our strategic objectives. This review resulted in the prioritization of resources to focus on the upcoming milestones for the late-stage programs, a delay in the development of a number of earlier-stage programs, including RDX8940, and a reduction in workforce. RDX8940 and those product candidates that are in the discovery and lead identification stages of preclinical development will require substantial preclinical and clinical development, testing and regulatory approval prior to commercialization, and we may not be able to access the capital necessary to fund such efforts on acceptable terms. Our inability to access capital in a timely manner or on acceptable terms to fund our early stage product candidates may force us to consider certain restructuring activities to enable the funding of those early assets through the use of alternative structures. In addition, of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our research and early stage development programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Although our research and development efforts to date have resulted in several development programs, we may not be able to develop product candidates that are safe, effective and well-tolerated. Our research programs may initially show promise in identifying potential product candidates, and we may select candidates for development, yet we may fail to advance product candidates to clinical development for many reasons, including the following:

•

we may be unable to access sufficient capital on acceptable terms to fund the development of all of our assets and as a result we may be forced to delay or terminate the development of certain product candidates, or to consider restructuring efforts to secure alternate funding for those assets;

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

We do not have the ability to independently conduct clinical trials and, in some cases, nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct some of our nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with current GLPs for nonclinical studies, and good clinical practices, or GCPs, for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in nonclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Our product candidates may cause undesirable side effects or have other properties that could delay our clinical trials, or delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if any. If tenapanor or any of our other product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, the ability to market the product candidates could be compromised.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, vomiting, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes. In the event that trials conducted by us with tenapanor or trials we conduct with our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tenapanor, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us to cease further development of a product candidate for a particular indication, or entirely. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, in the event that any of our product candidates receives regulatory approval and we or others later identify undesirable side effects caused by one of our products, a number of potentially significant negative consequences could occur, including:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we, or a collaboration partner, may be required to recall the product;
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

•	we, or a collaboration partner, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer

Any of the foregoing events could prevent us,  or a collaboration partner, from achieving or maintaining market acceptance of a particular product candidate, if approved, and could result in the loss of significant revenue to us, which would materially and adversely affect our results of operations and business.

We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.

The biotechnology and pharmaceutical industries are highly competitive, and we face significant competition from companies in the biotechnology, pharmaceutical and other related markets that are researching and marketing products designed to address diseases that we are currently developing products to treat. If approved for marketing by the FDA or other regulatory agencies, tenapanor, as well as our other product candidates, would compete against existing treatments.

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

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Sanofi booked €802 million ($0.98 billion) in worldwide sales of sevelamer during 2017. Generic sevelamer carbonate has been approved in certain jurisdictions in Europe since 2015 and in the U.S. market since June 2017. In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

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

We are also aware of three prescription products marketed for IBS-C: (i) Linzess (linaclotide), marketed by Ironwood Pharmaceuticals and Allergan, (ii) Amitiza (lubiprostone), marketed by Takeda and Sucampo, a wholly-owned subsidiary of Mallinckrodt, and (iii) Trulance (plecanatide), marketed by Synergy Pharmaceuticals.

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

On August 7, 2017, our Board of Directors approved a restructuring plan, pursuant to which we reduced our workforce by 29%, resulting in 75 remaining employees. We will need to manage our operations and clinical trials, and continue our development and pre-commercial activities for our product candidates with this reduced workforce. Our management and personnel, and systems currently in place may not be adequate to support our current activities or future growth. Our need to effectively execute our business strategy requires that we:

•	manage our clinical trials effectively, including the Phase 3 trial of tenapanor which is being conducted at multiple trial sites;
•	manage our internal research and development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
•	continue to improve our operational, financial and management controls, reporting systems and procedures; and
•	retain and motivate our remaining employees and potentially identify, recruit, and integrate additional employees.

If we are unable to maintain or expand our managerial, operational, financial and other resources to the extent required to manage our development and pre-commercialization activities, our business will be materially adversely affected.

We rely completely on third parties to manufacture our nonclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of tenapanor, if approved. Our business would be harmed if those third parties fail to obtain approval of the FDA, Competent Authorities of the Member States of the EEA or comparable regulatory authorities, fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture tenapanor or any of other our product candidates on a commercial scale, or to manufacture our drug supplies for use in the conduct of our nonclinical and clinical studies. The facilities used by our contract manufacturers to manufacture any drug products must be approved by the FDA pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We do not control the manufacturing process of our product candidates, and we are completely dependent on our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products.

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

In July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extended this implementation date to January 1, 2024. Additionally, section 204 of the Stephen Beck, Jr., Achieving a Better Life Experience Act of 2014, or ABLE, provides that payment for oral-only ESRD drugs cannot be made under the ESRD Prospective Payment System prior to January 1, 2025. As a result of the recent legislation, beginning in 2025, ESRD-related drugs may be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact that bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor, if approved. We may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, these caps may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

We are highly dependent on the services of our President and Chief Executive Officer, Michael Raab, our Chief Operating Officer, Reginald Seeto, MBBS, and our Chief Development Officer, David Rosenbaum, Ph.D. If we are not able to retain these members of our management team, or recruit additional management, clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon Michael Raab, our President and Chief Executive Officer, Reginald Seeto, MBBS, our Chief Operating Officer and David Rosenbaum, Ph.D., our Chief Development Officer. The loss of services of any of these individuals could delay or impair the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. Although we have entered into employment agreements with our senior management team, including Mr. Raab and Drs. Seeto and Rosenbaum, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

We have formed in the past, and may form in the future, collaboration partnerships, joint ventures and/or licensing arrangements, and we may not realize the benefits of such collaborations.

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we currently expect to form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Hakko Kirin Co., Ltd. for commercialization of tenapanor for hyperphosphatemia in Japan and with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories. We also expect to form one or more additional collaboration partnerships in connection with the commercialization of tenapanor, if approved. We face significant competition in seeking appropriate collaboration partners, and the negotiation process to secure appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such additional collaboration partnerships for tenapanor for IBS-C commercialization or for any future product candidates and programs on terms that are acceptable to us, or at all. With respect to tenapanor, this may be because third parties may not view tenapanor for the treatment of IBS-C as having sufficient potential to be successfully commercialized. If we are unable to establish a collaboration partnership for the commercialization of IBS-C in the United States, the commercialization of tenapanor for IBS-C, if approved, could be materially and adversely impacted, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, we may not be successful in our efforts to establish collaboration partnerships for our other product candidates because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view such other product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

We may consider strategic transactions, such as acquisitions of companies, asset purchases, and or in-licensing of products, product candidates or technologies. In addition, if we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor or certain of our product candidates through the use of alternative structures. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, spin outs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

In addition to Japan and China, we or our collaboration partners may decide to seek marketing approval for certain of our product candidates outside the United States or otherwise engage in business outside the United States, including entering into contractual agreements with third-parties. We expect that we will be subject to additional risks related to entering these international business markets and relationships, including:

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

We may be adversely affected by the global economic environment.

Our ability to attract and retain collaboration partners or customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, presidential elections, other political influences and inflationary pressures. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. We cannot anticipate all the ways in which the global economic climate and global financial market conditions could adversely impact our business in the future.

We are exposed to risks associated with reduced profitability and the potential financial instability of our collaboration partners or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to reduce their support of our programs or financing activities. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. In addition, volatility in the financial markets could cause significant fluctuations in the interest rate and currency markets. We currently do not hedge for these risks. The foregoing events, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in widespread and prolonged unemployment, either regionally or on a national basis, or if certain provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, are repealed, a substantial number of people may become uninsured or underinsured. To the extent economic challenges result in fewer individuals pursuing or being able to afford our product candidates once commercialized, our business, results of operations, financial condition and cash flows could be adversely affected.

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

Even if a drug is approved by the FDA or foreign regulatory authorities, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP regulations for any clinical trials that we conduct post-approval. As such, we and our third-party contract manufacturers will be subject to continual review and periodic inspections to assess compliance with regulatory requirements. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. Regulatory authorities may also impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If tenapanor or our other product candidates receive marketing approval, we and our collaboration partners, if any, will be restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

We currently expect that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation, and we currently expect that the current Presidential Administration and U.S. Congress will seek to modify, or repeal all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to any regulatory changes, and such regulatory changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were otherwise authorized by the Affordable Care Act. However, we cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2025 unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

 Risks Related to Intellectual Property

We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of tenapanor or our other product candidates, or prevent or delay the continued use of our drug discovery and development platform, including APECCS.

There have been many lawsuits and other proceedings asserting infringement or misappropriation of patents and other intellectual property rights in the pharmaceutical and biotechnology industries. There can be no assurances that we will not be subject to claims alleging that the manufacture, use or sale of tenapanor or any other product candidates, or that the use of our drug discovery and development platform, including APECCS, infringes existing or future third-party patents, or that such claims, if any, will not be successful. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of tenapanor or other product candidates or by the use of APECCS. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of tenapanor or our other product candidates, or by the use of APECCS.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing Phase 3 clinical trial for tenapanor for hyperphosphatemia;
•	the success of our efforts to establish a collaboration partnership for the commercialization of tenapanor for IBS-C in the United States;
•	our ability, alone or with collaboration partners, to commercialize or obtain regulatory approval for tenapanor, or delays in commercializing or obtaining regulatory approval;
•

announcements of regulatory approval, a complete response letter or a refuse to file letter to tenapanor, or specific label restrictions or patient populations for its use, or changes or delays in the regulatory review process;

•	announcements relating to our current or future collaboration partnerships;
•	announcements of therapeutic innovations or new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to our product candidates;
•	the success of our testing and clinical trials;
•

failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates, including the Phase 3 clinical trial for tenapanor for hyperphosphatemia;

•	failure to meet any of our projected timelines with regard to the filing of the NDA for tenapanor for IBS-C;
•	the success of our efforts to acquire or license or discover additional product candidates;

•	any intellectual property infringement actions in which we may become involved;
•	the success of our efforts to obtain adequate intellectual property protection for our product candidates;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	the loss of any of our key scientific or management personnel.

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

One of our stockholders owns a significant percentage of our stock and, together with our management, will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2017, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund associated with one of our directors, collectively beneficially owned approximately 29.6% of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 34.5% of our capital stock, including outstanding restricted stock units that will vest within 60 days of December 31, 2017, and warrants and stock options exercisable for shares of our common stock within 60 days of December 31, 2017. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with NEA alone will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to influence or control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2017, we had 47,534,979 shares of common stock outstanding. Of those shares, approximately 14.4 million were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

As of December 31, 2017, approximately 0.7 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 4.0 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of December 31, 2017, approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of December 31, 2017, the holders of approximately 5.6 million shares of our outstanding common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is currently located in Fremont, California, and consists of 61,784 square feet, plus a further 10,716 square feet beginning in September 2019, of leased office and laboratory space under a lease that currently expires in September 2021. In addition, we lease 3,814 square feet of office space in Boston, Massachusetts, under a lease that currently expires in June 2018. We believe that our existing facilities are adequate for our current needs. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe that as of December 31, 2017, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock commenced trading on The Nasdaq Global Market under the symbol “ARDX” on June 19, 2014. Prior to that date, there was no public trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on The Nasdaq Global Market:

	High	Low
2017:
First Quarter	$15.40	$10.95
Second Quarter	$14.10	$4.05
Third Quarter	$6.20	$4.28
Fourth Quarter	$8.65	$4.75

	High	Low
2016:
First Quarter	$17.90	$6.84
Second Quarter	$9.81	$6.36
Third Quarter	$13.29	$8.42
Fourth Quarter	$16.30	$10.55

As of December 31, 2017, there were 40 holders of record of our common stock. The last reported sale price of the common stock on March 8, 2018, on The Nasdaq Global Market was $5.55 per share.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Stock Price Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index (depicted in the graph as “IXIC”) and the (ii) the Nasdaq Biotechnology Index (depicted in the graph as “NBI”) for the period from June 19, 2014 (the date our common stock commenced trading on The Nasdaq Global Market) through December 31, 2017. The figures represented below assume an investment of $100 in our common stock at the closing price of $14.11 on June 19, 2014 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index

on June 19, 2014 and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the Securities and Exchange Commission, or SEC, and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
6/19/2014
12/31/2014
12/31/2015
12/31/2016
12/31/2017
ARDX
IXIC
NBI

$100 invested in stock or index	Ticker	6/19/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Ardelyx, Inc	ARDX	$100.00	$133.88	$128.42	$100.64	$46.78
Nasdaq Composite Index	IXIC	$100.00	$108.64	$114.87	$123.49	$158.36
Nasdaq Biotechnology Index	NBI	$100.00	$121.38	$135.24	$105.92	$128.22

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and the notes included elsewhere in this annual report on Form 10‑K and also with “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our financial statements and the related notes included in this Annual Report on Form 10‑K.

	Year Ended December 31,
Statement of Operations Data:	2017	2016	2015	2014	2013
	(in thousands, except share and per share amounts)
Revenue:
Licensing revenue	$42,000	$—	$21,611	$18,394	$8,063
Collaborative development revenue	—	—	2,415	13,229	20,865
Total revenue	42,000	—	24,026	31,623	28,928
Cost of revenue	8,400	—	—	—	—
Gross profit	33,600	—	24,026	31,623	28,928
Operating expenses:
Research and development	75,484	94,161	39,885	25,900	28,093
General and administrative	23,231	18,734	13,530	7,287	3,700
Total operating expenses	98,715	112,895	53,415	33,187	31,793
Loss from operations	(65,115)	(112,895)	(29,389)	(1,564)	(2,865)
Other income (expense), net	1,955	508	(261)	10	(52)
Change in fair value of preferred stock warrant liability	—	—	—	(1,593)	(3,506)
Loss before provision for income taxes	(63,160)	(112,387)	(29,650)	(3,147)	(6,423)
Provision for (benefit from) income taxes	1,179	—	(29)	67	141
Net loss	$(64,339)	$(112,387)	$(29,621)	$(3,214)	$(6,564)
Net loss per common share, basic and diluted	$(1.36)	$(2.80)	$(1.29)	$(0.31)	$(5.82)
Shares used in computing net loss per share - basic and diluted	47,435,331	40,118,522	22,892,640	10,248,337	1,127,948

	As of December 31,
Balance Sheet Data:	2017	2016	2015	2014	2013
	(in thousands)
Cash, cash equivalents and short-term investments	$133,976	$200,823	$107,004	$107,286	$34,435
Total assets	157,903	213,131	116,946	113,414	42,904
Deferred revenue	—	—	—	47,053	40,298
Convertible preferred stock warrant liability	—	—	—	—	6,456
Convertible preferred stock	—	—	—	—	56,155
Accumulated deficit	(278,214)	(213,875)	(101,488)	(71,867)	(68,653)
Total stockholders' equity (deficit)	139,312	193,151	108,901	60,682	(63,479)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section of this report entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward- looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

OVERVIEW

We are a specialized biopharmaceutical company focused on developing first-in-class, disruptive medicines for the treatment of renal diseases, which affect both the heart and the kidneys. This includes patients with end-stage renal disease, or ESRD, who suffer from elevated serum phosphorus, or hyperphosphatemia; and chronic kidney disease, or CKD, and/or heart failure patients with elevated serum potassium, or hyperkalemia. We have also developed a number of programs directed toward treating gastrointestinal, or GI, disorders, including the treatment of irritable bowel syndrome with constipation, or IBS-C.

Our portfolio is led by the development of tenapanor, a first-in-class inhibitor of NHE3. In our renal pipeline, tenapanor is being evaluated in a second Phase 3 trial for the treatment of hyperphosphatemia in patients with ESRD who are on dialysis. We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia.

We have also developed tenapanor for the treatment of people with irritable bowel syndrome with constipation, or IBS-C. In 2017, we completed the T3MPO program for this indication, including two Phase 3 studies, both of which achieved statistical significance for the primary endpoint, and a long-term safety extension study. Based on the results of the T3MPO clinical program in IBS-C, we currently plan to submit our first New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, in the second half of 2018 for tenapanor for the treatment of IBS-C.

We have developed a proprietary drug discovery and design platform to discover targets found in the GI tract that regulate processes in the body and design products candidates that act upon those targets to take advantage of the gut’s ability to communicate with other organs.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales and have no products approved for commercialization. As of December 31, 2017, we had an accumulated deficit of $278.2 million.

We expect to incur operating losses for the foreseeable future as we prepare for the commercialization of tenapanor, including costs associated with completing the on-going Phase 3 development program for tenapanor for the treatment of hyperphosphatemia in patients with ESRD on dialysis. To date, we have funded our operations from the sale and issuance of common stock, convertible preferred stock, funds from our former collaboration partnerships with AstraZeneca AB, or AstraZeneca, and Sanofi SA, or Sanofi, and funds from our recent license agreements with Kyowa Hakko Kirin Co., Ltd., or KHK, and Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd., or Fosun Pharma.

In June 2015, we sold and issued 7,242,992 shares of common stock and warrants to purchase 2,172,899 shares of common stock at an exercise price of $13.91 per share in a private placement transaction in which we raised approximately $77.8 million in gross proceeds. We received $74.3 million in net proceeds, after deducting issuance costs.

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

FINANCIAL OPERATIONS OVERVIEW

Revenue

We have not generated any revenue from product sales. Prior to 2017, our revenue to date had been generated from non-refundable license payments and reimbursements for research and development expenses under license agreements with AstraZeneca and Sanofi, both of which were terminated in 2015. We recognized revenue from upfront payments ratably over the term of our estimated period of performance under those agreements, which we recorded as licensing revenue. Reimbursements from AstraZeneca for development costs incurred under our license and collaboration agreement with them were classified as collaborative development revenue. There has been no recognition of collaborative development revenue since the termination of the AstraZeneca agreement in 2015.

In 2017, we executed license agreements with KHK and Fosun Pharma for the development, commercialization and distribution of tenapanor for certain uses in Japan and China, respectively. Under the terms of the KHK and Fosun Pharma license agreements, the Company received an aggregate of $30.0 million and $12.0 million, respectively, in up-front license fees. These amounts were recorded as revenue when the contracts were executed. These agreements also contain milestone payments, which will be recorded as revenue when we achieve the underlying milestone. See “ITEM 1. BUSINESS—OUR PRODUCT PIPELINE—TENAPANOR:  A NEW APPROACH FOR TREATING HYPERPHOSPHATEMIA IN ESRD PATIENTS ON DIALYSIS” for additional detail regarding the KHK and Fosun Pharma license agreements.

Cost of Revenue

Cost of revenue currently represents license payments due to AstraZeneca, who under the terms of a termination agreement entered into in 2015 are entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the revenue that generates our liability for these license payments.

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

•

facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense, information technology expense and expenses for supplies.

We expect to continue to make substantial investments in research and development activities as we progress the development of tenapanor, as well as our other our product candidates, advance our research programs into the preclinical stage and continue our early stage research including further development of our proprietary drug discovery and design platform. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates, including tenapanor. Additionally, if marketing approval is received for tenapanor for the treatment of IBS-C, we may not be successful in securing one or more collaboration partners to commercialize tenapanor in the United States and other territories. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, market acceptance, sufficient third-party coverage or reimbursement, our ability to access capital on acceptable terms, our ability to enter into collaboration partnerships on acceptable terms, competition, manufacturing capability and commercial viability.

We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, ongoing assessment as to each product candidate’s commercial potential, and our ability to access capital on acceptable terms. We will need to raise additional capital and will seek additional collaboration partnerships in the future in order to complete the development and commercialization of tenapanor. If we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor or certain of our product candidates through the use of alternative structures.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation. Other general and administrative expenses include facility related costs and professional fees for legal, accounting, investor relations and other consulting services.

We anticipate that our selling, general and administrative expenses will increase substantially in the future primarily because of (i) increased pre-commercial activities and personnel costs to support the potential launch of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis and (ii) expenses related to costs of operating as a public company and preparing for future integrated audits.

Income Taxes

We recorded a foreign income tax charge of $1.2 million in the year ended December 31, 2017, due to a withholding tax in China on our license revenue from Fosun Pharma. All other income tax charges and benefits in the three years ended December 31, 2017, have not been material, primarily due to the net loss in each year.

Our deferred assets continue to be subject to full valuation allowance for the tax years ended December 31, 2017 and 2016. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, future tax rates, projected future taxable income, tax-planning strategies, and results of recent operations.

CRITICAL ACCOUNTING POLICES AND ESTIMATES

A detailed discussion of our significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8, and the impact and risks associated with our accounting policies are discussed throughout this Annual Report on Form 10‑K and in the footnotes to the financial statements. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. We consider certain accounting policies related to revenue recognition, accrued liabilities, and use of estimates to be critical policies. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Research Activities

Revenue from research activities conducted under collaboration partnership agreements are recognized as the services are provided and when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue generated from research and license agreements typically includes up-front signing or license fees, cost reimbursements, research services, milestone payments, and royalties on licensees’ product sales.

Multiple-Element Arrangements

For revenue agreements with multiple-element arrangements, such as license and development agreements, we allocate revenue to each non-contingent unit of accounting based on the relative selling price of each unit. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence or third-party evidence. If neither exists, we use the best estimate of selling price for that deliverable. Revenue allocated is then recognized when the four basic revenue recognition criteria are met for each unit. Our obligations under the agreements may include the transfer of intellectual property rights in the form of licenses, obligations to provide research and development services and obligations to participate on certain development committees with the collaboration partner. We make judgments that affect the period over which we recognize revenue. On a quarterly basis, we review our estimated period of performance for our license revenue based on the progress under the arrangement and account for the impact of any changes in estimated periods of performance, on a prospective basis, if applicable given the facts and circumstances of the agreement.

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

We record expenses related to clinical studies and manufacturing development activities based on our estimates of the services received and efforts expended pursuant to contracts with our CROs and manufacturing vendors that conduct and manage these activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued or prepaid expense balance accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

Stock-Based Compensation

We estimate the fair value of stock options and Employee Stock Purchase Plan, or ESPP, shares using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected Term—We have very limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-option grants. As such, the expected term is estimated using the simplified method whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

Expected Volatility— Since January 1, 2017, we have used the historic volatility of our own stock over the retrospective period corresponding to the expected remaining term of the options, or the period since our shares were first quoted on The Nasdaq Global Market, if that is shorter, to compute our expected stock price volatility. Prior to December 31, 2016, our stock had not been publicly traded for a sufficient period to enable us to use our own historic volatility, so the expected volatility was calculated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, and financial leverage of the Company.

Risk-Free Interest Rate—The risk-free interest rate assumption is based on the zero-coupon U.S. Treasury instruments on the date of grant with a maturity date consistent with the expected term of our stock option grants.

Expected Dividend— To date, we have not declared or paid any cash dividends and do not have any plans to do so in the future. Therefore, we use an expected dividend yield of zero.

As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. Employee and director stock-based compensation costs are to be recognized over the vesting period of the award, and we have elected to use the straight-line attribution method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

Restricted stock units, or RSUs, are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

	Year Ended December 31,
	2017	2016
	(in thousands)
Licensing revenue	$42,000	$—
Dollar change from prior year	42,000
Percent change from prior year	N/A

Licensing revenue for the year ended December 31, 2017, was $42.0 million, an increase of $42.0 million compared to the year ended December 31, 2016, when we generated no licensing revenue. Licensing revenue for 2017 was related to the recognition of revenue from upfront payments under our KHK and Fosun Pharma agreements.

Cost of revenue

	Year Ended December 31,
	2017	2016
	(in thousands)
Cost of revenue	$8,400	$—
Dollar change from prior year	8,400
Percent change from prior year	N/A

Cost of revenue for the year ended December 31, 2017, was $8.4 million, an increase of $8.4 million compared to the year ended December 31, 2016, when we generated no revenue and therefore incurred no related costs. Cost of revenue represents license payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 are entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, with the maximum amount due AstraZeneca for royalties and non-royalty revenue not to exceed $75.0 million in aggregate for (i) and (ii).

Research and Development

	Year Ended December 31,
	2017	2016
	(in thousands)
Research and development	$75,484	$94,161
Dollar change from prior year	(18,677)
Percent change from prior year	(20)%

Research and development expenses were $75.5 million for the year ended December 31, 2017, a decrease of $18.7 million, or 20%, compared to $94.2 million for the year ended December 31, 2016. The decrease consisted of a $23.8 million decrease in our external program costs, partially offset by a $5.1 million increase in our internal program costs.

The decrease in our external program costs of $23.8 million was primarily due to a decrease of $22.3 million in expenses incurred for clinical development activities related to the completion of our T3MPO Phase 3 clinical program for tenapanor, our first Phase 3 clinical trial evaluating tenapanor for the treatment of hyperphosphatemia patients with ESRD on dialysis and a decrease in manufacturing development activities related to tenapanor. In addition, expenses incurred for clinical development activities, clinical manufacturing and process development activities associated with RDX8940 decreased by $3.2 million. These decreases were offset by an increase of $1.7 million in expenses incurred primarily for clinical development activities associated with RDX7675, including costs associated with the termination of that program.

The increase in our internal costs of $5.1 million was primarily due to an increase in salaries and related costs, including stock-based compensation, facilities-related costs, principally related to supporting the growth of our development team and severance costs relating to our reduction in workforce in the third quarter 2017.

General and Administrative

	Year Ended December 31,
	2017	2016
	(in thousands)
General and administrative	$23,231	$18,734
Dollar change from prior year	4,497
Percent change from prior year	24%

General and administrative expenses were $23.2 million for the year ended December 31, 2017, an increase of $4.5 million, or 24%, compared to $18.7 million for the year ended December 31, 2016. The increase was primarily due to increases in salaries and related costs, including stock-based compensation and facilities costs including depreciation expense, due to an increase in headcount and an expansion of facilities late in 2016, increased legal fees, and severance costs due to the refocusing of resources towards late-stage programs and subsequent reduction in the workforce in the third quarter of 2017, offset by reductions in certain professional services.

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,
	2016	2015
	(in thousands)
Licensing revenue	$—	$21,611
Dollar change from prior year	(21,611)
Percent change from prior year	(100)%

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

	Year Ended December 31,
	2016	2015
	(in thousands)
Collaborative development revenue	$—	$2,415
Dollar change from prior year	(2,415)
Percent change from prior year	(100)%

Collaborative development revenue consists of our development expenses that were reimbursable to us by AstraZeneca under the AstraZeneca agreement. Collaborative development revenue for the year ended December 31, 2016 was zero, a decrease of $2.4 million, or 100%, compared to $2.4 million for the year ended December 31, 2015. The decrease was due the termination of our collaboration with AstraZeneca in 2015 and the related cessation of reimbursement of research and development expenses.

Research and Development

	Year Ended December 31,
	2016	2015
	(in thousands)
Research and development	$94,161	$39,885
Dollar change from prior year	54,276
Percent change from prior year	136%

Research and development expenses were $94.2 million for the year ended December 31, 2016, an increase of $54.3 million, or 136%, compared to $39.9 million for the year ended December 31, 2015. The increase consisted of a $44.1 million increase in our external program costs and a $10.2 million increase in our internal program costs. The increase in external program costs of $44.1 million was primarily due to expenses incurred for clinical development activities associated with tenapanor including the commencement of two Phase 3 clinical trials in IBS-C, a long-term safety trial, and one Phase 3 clinical trial in hyperphosphatemia, as well as clinical manufacturing and process development activities associated with tenapanor, RDX7675 and RDX8940.

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

General and administrative expenses were $18.7 million for the year ended December 31, 2016, an increase of $5.2 million, or 38%, compared to $13.5 million for the year ended December 31, 2015. The increase was primarily due to increases of $2.7 million in personnel and other costs including stock-based compensation, as a result of an increase in headcount, $1.4 million in professional fees and $1.1 million in market research and pre-commercialization activities.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	75,383	74,598
Short-term investments	58,593	126,225
Total liquid funds	$133,976	$200,823

As of December 31, 2017, we had cash, cash equivalents and short-term investments totaling $134.0 million.

On July 13, 2015, we filed a shelf registration statement on Form S‑3 (File No. 333‑205631) with the SEC, under which we may sell an aggregate of up to $200.0 million of common stock, preferred stock, debt securities, warrants, purchase contracts and/or units. The S‑3 shelf registration statement included a prospectus covering the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market,” or “ATM offerings” pursuant to a Controlled Equity Offering Sales Agreement, or Sales Agreement, entered into with Cantor Fitzgerald & Co. on July 13, 2015. No shares of common stock have been sold to date in ATM offerings, and on February 6, 2017 we gave notice to Cantor Fitzgerald & Co. of our termination of the Sales Agreement, effective February 16, 2017.

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

In November and December 2017, we executed license agreements with KHK and Fosun Pharma for the development, commercialization and distribution of tenapanor for certain indications in Japan and China, respectively, under which we were entitled to an aggregate of $30.0 million and $12.0 million, respectively, in up-front license fees. The $30.0 million was collected by December 31, 2017 and the remaining $12.0 million, less $1.2 million of withholding taxes, was collected in January 2018. We accrued a liability of $8.4 million to AstraZeneca in accordance with the terms of our termination agreement with AstraZeneca entered into in 2015, of which $6.0 million was paid by December 31, 2017 and the remainder of which was paid in February 2018.

Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of December 31, 2017, combined with the upfront payment from Fosun Pharma received in January 2018, will be sufficient to meet our projected operating requirements for at least the 12-month period following the filing date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into additional collaboration partnerships with third-parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies, manufacturing requirements and commercial plans. Our future funding requirements will depend on many factors, including the following:

•

the progress, timing, scope, results and costs of our clinical trial programs evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis and the submission of an NDA to the FDA to request marketing authorization for tenapanor in patients with IBS-C, as well as our decision whether or not to pursue other indications for tenapanor;

•	our ability to successfully commercialize tenapanor, either alone or with one or more collaboration partners;
•	the manufacturing costs of tenapanor, and the availability of one or more suppliers for tenapanor at reasonable costs;
•	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities;
•

our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
•	the sales price and the availability of adequate third-party reimbursement for tenapanor;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the number and scope of research programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates;
•	the time and cost necessary to respond to technological and market developments; and
•

the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash used in operating activities	$(65,190)	$(92,534)	$(71,840)
Cash provided by (used in) investing activities	65,290	(131,076)	(3,454)
Cash provided by financing activities	685	191,204	75,012
Net increase (decrease) in cash and cash equivalents	$785	$(32,406)	$(282)

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2017, was approximately $65.2 million. The net loss of $64.3 million was adjusted for (i) non-cash charges of $3.2 million for depreciation and amortization and $9.6 million for stock-based compensation, (ii) an increase of $10.8 million in accounts receivable, solely related to the Fosun Pharma license up front fee after withholding taxes, (iii) an increase of $2.1 million in prepaid expenses, primarily advances to vendors for clinical development and manufacturing activities, and (iv) a decrease in accounts payable and accrued liabilities of $0.7 million primarily due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor and RDX7675.

Net cash used in operating activities during the year ended December 31, 2016, was approximately $92.5 million. The net loss of $112.4 million was adjusted for (i) an increase of accounts payable and accrued liabilities of $11.2 million primarily due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX7675 and RDX8940, (ii) non-cash charges of $1.8 million for depreciation and amortization and $5.3 million for stock-based compensation and (iii) pre-payments of $1.6 million to vendors for clinical development and manufacturing activities.

Net cash used in operating activities during the year ended December 31, 2015, was approximately $71.8 million. The net loss of $29.6 million was adjusted for (i) the recognition of deferred revenues of $47.1 million related to upfront payments from AstraZeneca, (ii) an increase of accounts payable and accrued liabilities of $2.3 million due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor, RDX7675 and RDX8940, (iii) non-cash charges of $1.3 million for depreciation and amortization and $2.6 million for stock-based compensation, (iv) advance payments of $4.1 million to vendors for clinical development and manufacturing activities, and (v) a decrease accounts receivable of $2.6 million due to the termination of our collaboration with AstraZeneca.

Cash Flows from Investing Activities

Net cash provided by investing activities was $65.3 million for the year ended December 31, 2017, primarily due to maturities and sales, less purchases, of short-term investments of $67.7 million. This was offset by the acquisition of property and equipment of $2.4 million related to the purchase of laboratory equipment and leasehold improvements.

Net cash used by investing activities was $131.1 million for the year ended December 31, 2016, and was primarily due to purchases of marketable securities of $133.8 million and acquisition of property and equipment of $4.9 million related to the expansion of our laboratory and related equipment. These uses of cash were partially offset by maturities of short-term investments of $7.6 million.

Net cash used in investing activities for the years ended December 31, 2015, was related to our acquisition of property and equipment of $3.5 million, primarily related to expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017, was $0.7 million, due to proceeds from issuance of common stock under stock plans.

Net cash provided by financing activities for the year ended December 31, 2016, was $191.2 million and was primarily due to net proceeds of $190.6 million from public and private offerings of our common stock.

Net cash provided by financing activities for the year ended December 31, 2015, was $75.0 million and was primarily due to net proceeds of $74.3 million from a private offering of our common stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Payments Due by Period (in thousands)
	Less than	1 to 3	3 to 5	More Than 5
Contractual Obligation:	1 year	Years	Years	Years	Total
Operating leases (1)	$1,615	$3,739	$1,440	$—	$6,794

Total contractual obligations	$1,615	$3,739	$1,440	$—	$6,794

(1)	Operating leases include total future minimum payments under non-cancelable operating lease agreements.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 in the notes to our consolidated financial statements in Part I, Item 8 of this Annual Report on Form 10‑K, for a discussion of new accounting pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. We had cash, cash equivalents and short-term investments of $134.0 million as of December 31, 2017, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our short-term investments must be rated A‑1/P‑1, or better by Standard and Poor’s and Moody’s Investors Service. The credit rating of our long-term securities must be rated at least A- by Standard & Poor’s or A3 by Moody’s. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

Certain expenditures and receipts related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. We recognized net foreign currency exchange gains of $0.5 million for the year ended December 31, 2017, compared to losses of $0.1 million for the year ended December 31, 2016. For most contracts payable in a foreign currency, we have generally purchased the total expected payable amount of foreign currency at the execution of the contract. Because we only have $6.2 million in foreign currency cash holdings, all in stable European currencies, we do not expect that the impact of currency fluctuations will be material in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARDELYX, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of  Independent  Registered  Public  Accounting  Firm

To the Stockholders and the Board of Directors of Ardelyx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ardelyx, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Redwood City, California

March 14, 2018

ARDELYX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$75,383	$74,598
Short-term investments	58,593	126,225
Accounts receivable	10,796	—
Prepaid expenses and other current assets	4,940	3,169
Total current assets	149,712	203,992
Property and equipment, net	8,032	8,991
Other assets	159	148
Total assets	$157,903	$213,131
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,933	$5,635
Accrued compensation and benefits	3,229	3,161
Accrued and other liabilities	10,709	10,405
Total current liabilities	17,871	19,201
Other long-term liabilities	720	779
Total liabilities	18,591	19,980
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 47,534,979 and 47,309,422 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	5	5
Additional paid-in capital	417,568	407,092
Accumulated deficit	(278,214)	(213,875)
Accumulated other comprehensive loss	(47)	(71)
Total stockholders’ equity	139,312	193,151
Total liabilities and stockholders’ equity	$157,903	$213,131

See accompanying notes.

ARDELYX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Licensing revenue	$42,000	$—	$21,611
Collaborative development revenue	—	—	2,415
Total revenue	42,000	—	24,026
Cost of revenue	8,400	—	—
Gross profit	33,600	—	24,026
Operating expenses:
Research and development	75,484	94,161	39,885
General and administrative	23,231	18,734	13,530
Total operating expenses	98,715	112,895	53,415
Loss from operations	(65,115)	(112,895)	(29,389)
Other income (expense), net	1,955	508	(261)
Loss before provision for income taxes	(63,160)	(112,387)	(29,650)
Provision for (benefit from) income taxes	1,179	—	(29)
Net loss	$(64,339)	$(112,387)	$(29,621)
Net loss per common share, basic and diluted	$(1.36)	$(2.80)	$(1.29)
Shares used in computing net loss per share - basic and diluted	47,435,331	40,118,522	22,892,640
Comprehensive Loss:
Net loss	$(64,339)	$(112,387)	$(29,621)
Unrealized gain (loss) on available-for-sale securities, net of tax	24	(71)	—
Comprehensive loss	$(64,315)	$(112,458)	$(29,621)

See accompanying notes.

ARDELYX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2014	18,589,245	$2	$132,547	$(71,867)	$—	$60,682
Issuance of common stock and warrants in connection with the private placement, net of expenses of $3,449	7,242,992	1	74,322	—	—	74,323
Issuance of common stock upon exercise of options	77,784	—	111	—	—	111
Issuance of common stock under employee stock purchase plan	41,580	—	548	—	—	548
Issuance of common stock for services	13,285	—	194	—	—	194
Stock-based compensation	—	—	2,634	—	—	2,634
Other	—	—	30	—	—	30
Net loss	—	—	—	(29,621)	—	(29,621)
Balance as of December 31, 2015	25,964,886	$3	$210,386	$(101,488)	$—	$108,901
Issuance of common stock in connection with PIPE, net of expenses of $263	12,600,230	1	109,735	—	—	109,736
Issuance of common stock in connection with public offering, net of expenses of $5,413	8,625,000	1	80,836	—	—	80,837
Issuance of common stock under employee stock purchase plan	69,054	—	576	—	—	576
Issuance of common stock for services	20,118	—	187	—	—	187
Issuance of common stock upon exercise of options	25,134		55			55
Issuance of common stock upon vesting of restricted stock units	5,000	—	—	—	—	—
Stock-based compensation	—	—	5,317	—	—	5,317
Other comprehensive loss	—	—	—	—	(71)	(71)
Net loss	—	—	—	(112,387)	—	(112,387)
Balance as of December 31, 2016	47,309,422	$5	$407,092	$(213,875)	$(71)	$193,151
Issuance of common stock under employee stock purchase plan	99,343	—	623	—	—	623
Issuance of common stock for services	46,858	—	201	—	—	201
Issuance of common stock upon exercise of options	35,759		62			62
Issuance of common stock upon vesting of restricted stock units	43,597	—	—	—	—	—
Stock-based compensation	—	—	9,590	—	—	9,590
Other comprehensive income	—	—	—	—	24	24
Net loss	—	—	—	(64,339)	—	(64,339)
Balance as of December 31, 2017	47,534,979	$5	$417,568	$(278,214)	$(47)	$139,312

See accompanying notes.

ARDELYX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(64,339)	$(112,387)	$(29,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,639	1,295	829
Amortization of deferred financing costs	375	346	351
Amortization of deferred compensation for services	192	194	107
Amortization of premium on investment securities	11	(86)	—
Stock-based compensation	9,590	5,317	2,634
Loss from disposal of fixed assets	—	—	65
Changes in operating assets and liabilities:
Accounts receivable	(10,796)	—	2,584
Prepaid expenses and other assets	(2,148)	1,562	(4,083)
Accounts payable	(1,027)	2,148	(371)
Accrued compensation and benefits	68	795	718
Accrued and other liabilities	245	8,282	2,000
Deferred revenue	—	—	(47,053)
Net cash used in operating activities	(65,190)	(92,534)	(71,840)
Investing activities
Proceeds from maturities of investments	133,701	7,600	—
Sales and redemptions of investments	17,957	—	—
Purchases of investments	(84,013)	(133,810)	—
Purchases of property and equipment	(2,355)	(4,866)	(3,454)
Net cash provided by (used in) investing activities	65,290	(131,076)	(3,454)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	190,573	74,323
Proceeds from issuance of common stock under stock plans	685	631	659
Other	—	—	30
Net cash provided by financing activities	685	191,204	75,012
Net increase (decrease) in cash and cash equivalents	785	(32,406)	(282)
Cash and cash equivalents at beginning of period	74,598	107,004	107,286
Cash and cash equivalents at end of period	$75,383	$74,598	$107,004
Supplementary disclosure of cash flow information:
Income taxes paid	$3	$—	$69
Supplementary disclosure of non-cash financing information:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$55	$730	$—
Services settled through the issuance of common stock	$201	$187	$194

See accompanying notes.

ARDELYX, INC.
NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or “the Company,” is a specialized biopharmaceutical company focused on developing first-in-class, disruptive medicines for the treatment of renal diseases, which affect both the heart and the kidneys. Tenapanor, a first-in-class inhibitor of NHE3, is being evaluated in a second Phase 3 trial for the treatment of hyperphosphatemia in patients with ESRD who are on dialysis. The Company is also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia as well as tenapanor for the treatment of people with irritable bowel syndrome with constipation, or IBS-C, for which the Company is preparing to submit a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) in the second half of 2018.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ardelyx and its wholly-owned subsidiary, Ardelyx Cayman Islands, which was placed into voluntary liquidation in December 2017. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to recognition of revenue, clinical trial accruals, contract manufacturing accruals, fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidity

The Company has never been profitable on an annual basis and, as of December 31, 2017, the Company has an accumulated deficit of $278.2 million. The Company has incurred net losses of approximately $64.3 million, $112.4 million and $29.6 million in the years ended December 31, 2017, 2016 and 2015, respectively. The Company expects to continue to incur net operating losses for the foreseeable future, as the Company continues the development of, seeks regulatory approval for, and if approved, begins to commercialize and manufacture tenapanor, either directly by the Company or through one or more of its collaboration partners. The Company will need additional funding to support its future operating activities and adequate funding may not be available to the Company on acceptable terms, or at all. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the business, results of operations, and financial condition. The Company will need to generate significant revenues to achieve profitability and may never do so.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of 90 days or less on the date of purchase to be cash equivalents.

Short-Term Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than one year, from the date of acquisition. Short-term investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company is exposed to credit risks in the event of default by the counterparties to the extent of the amount recorded in its consolidated balance sheet. Cash, cash equivalents and short-term investments are invested through banks and other financial institutions in the United States.

Accounts Receivable

An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. No provision was made for doubtful accounts as of December 31, 2017 or 2016.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the related remaining lease term.

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2017, there have been no such impairment losses.

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

Revenue Recognition

Revenue from research activities made under collaboration partnership agreements is recognized as the services are provided and when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue generated from research and licensing agreements typically includes up-front signing or license fees, cost reimbursements, research services, minimum sublicense fees, milestone payments, and royalties on future licensees’ product sales.

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

The Company recognizes revenue from upfront payments under license agreements on contract execution if the license payment is a separate unit of accounting and the Company has no continuing performance obligations under the license, as is the case with the Company’s license agreements with KHK and Fosun Pharma. If the license is not a separate unit of accounting, the Company recognizes revenue from upfront payments ratably over the term of its estimated period of performance under the agreement which is recorded as licensing revenue. Reimbursements for development costs incurred under the contract with AstraZeneca, until it was terminated, were classified as collaborative development revenue. The Company recognizes cost reimbursement revenue under collaboration partnership agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received which has not been earned.

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

Revenue subject to governmental withholding taxes is recognized on a gross basis with the withholding taxes recorded as a component of income tax expense.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. For employee stock options, the Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and generally recognizes the fair value as stock-based compensation expense on a straight-line basis over the vesting period of the respective awards. For restricted stock, the compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential common shares. Diluted net loss per common share in the periods presented is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive due to the net loss for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014‑09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a deferral of the effective date of this ASU by one year, and to permit entities to adopt up to one year earlier if they choose. Therefore, the new standard becomes effective for the Company on January 1, 2018, with early application permitted for periods beginning on or after January 1, 2017. The standard permits the use of two transition methods on adoption, either retrospectively to each prior period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective method). Since the issuance of ASU 2014‑09, the FASB has issued several amendments which clarify certain points in the new Topic 606 - Revenue from Contracts with Customers, including ASU 2016‑08 (“Principal versus Agent Considerations—Reporting Revenue Gross versus Net”), ASU 2016‑10 (“Identifying Performance Obligations and Licensing”), ASU 2016‑11 (“Rescission of SEC Guidance Because of Accounting Standards Updates 2014‑09 and 2014‑16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”) and ASU 2016‑12 (“Narrow-Scope Improvements and Practical Expedients”). The Company plans to adopt all these standards using the modified retrospective method on January 1, 2018, and will modify its accounting policies to reflect the requirements of these standards. The Company expects to record an increase in current assets of $5.0 million related to the first milestone under the Company’s license with Kyowa Hakko Kirin Co., Ltd. (“KHK”), which the Company believes is not materially at risk, an increase in current liabilities of $1.0 million related to the corresponding payment to AstraZeneca AB (“AstraZeneca”), in accordance with the Company’s termination agreement and a related decrease in its accumulated deficit of approximately $4.0 million when it adopts the new standards on January 1, 2018, as Topic 606 permits revenue from certain milestones to be recognized earlier than Topic 605, the U.S. GAAP that is being superseded.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), which replaces most current lease guidance when it becomes effective. This standard update intends to increase the transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company plans to adopt the new guidance effective January 1, 2019, and is currently evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016‑16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016‑16). This update is to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. ASU 2016‑16 amends the guidance to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU 2016‑16 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2018, and all annual and interim reporting periods thereafter. Early adoption is permitted. The adoption of ASU 2016‑16 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2017, FASB issued ASU No. 2017‑09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting (ASU 2017‑09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017‑09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on its consolidated financial statements as a result of future adoption.

3.           CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of December 31, 2017 and December 31, 2016 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	December 31, 2017
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$5,882	$—	$—	$5,882
Money market funds	68,651	—	—	68,651
Commercial paper	850	—	—	850
Total cash and cash equivalents	75,383	—	—	75,383
Short-term investments
U.S. treasury securities	3,994	—	(1)	3,993
Corporate bonds	26,853	—	(26)	26,827
Commercial paper	19,584	—	(14)	19,570
Asset-backed securities	8,209	—	(6)	8,203
Total short-term investments	58,640	—	(47)	58,593
Total cash equivalents and investments	$134,023	$—	$(47)	$133,976

	December 31, 2016
	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$3,638	$—	$—	$3,638
Money market funds	68,561	—	—	68,561
Commercial paper	2,399	—	—	2,399
Total cash and cash equivalents	74,598	—	—	74,598
Short-term investments
Corporate bonds	58,464	2	(56)	58,410
Commercial paper	62,946	5	(20)	62,931
Asset-backed securities	4,886	—	(2)	4,884
Total short-term investments	126,296	7	(78)	126,225
Total cash equivalents and investments	$200,894	$7	$(78)	$200,823

Cash equivalents consist of money market funds and other debt securities with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. The Company invests its cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive income (loss)” within stockholders’ equity on the Company’s consolidated balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses to date have been insignificant and are included in “other income, net” in the consolidated statements of operations.

All available-for-sale securities held as of December 31, 2017 and 2016, had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of December 31, 2017 and 2016, no investment was in a continuous unrealized loss position for more than one year, the unrealized losses were not due to a change in credit risk, and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

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

Level 2 –   Valuations based on inputs other than the quoted prices in active markets that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Examples of assets and liabilities utilizing Level 2 inputs are corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

Level 3 –   Valuations based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,651	$68,651	$—	$—
U.S. treasury securities	3,993	3,993	—	—
Corporate bonds	26,827	—	26,827	—
Commercial paper	20,420	—	20,420	—
Asset-backed securities	8,203	—	8,203	—
Total	$128,094	$72,644	$55,450	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,561	$68,561	$—	$—
Corporate bonds	58,410	—	58,410	—
Commercial paper	65,330	—	65,330	—
Asset-backed securities	4,884	—	4,884	—
Total	$197,185	$68,561	$128,624	$—

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

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both December 31, 2017 and December 31, 2016, due to their short-term nature.

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2017	2016
	(in thousands)
Laboratory equipment	$6,857	$5,487
Office equipment and furniture	815	824
Leasehold improvements	7,949	7,783
Property and equipment, gross	15,621	14,094
Less: accumulated depreciation	(7,589)	(5,103)
Total property and equipment, net	$8,032	$8,991

Depreciation expense totaled $2.6 million, $1.3 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6.           ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued clinical and non-clinical expenses	$5,447	$6,694
Accrued contract manufacturing	3,980	2,705
Accrued professional and consulting services	530	322
Other	752	684
	$10,709	$10,405

7.           COLLABORATION AND LICENSING AGREEMENTS

KHK

In November 2017, the Company entered into an exclusive license agreement with KHK (the “KHK Agreement”) for the development, commercialization and distribution of tenapanor in Japan. Under the terms of the KHK Agreement, the Company received an aggregate of $30.0 million in up-front license fees which was recognized as revenue when the agreement was executed.

In addition, the Company may be entitled to receive up to $130 million in additional development and commercialization milestones based upon currency exchange rates as of the effective date of license agreement, as well as reimbursement of cost plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement.

Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”)

In December 2017, the Company entered into an exclusive license agreement with Fosun Pharma (the “Fosun Agreement”) for the development, commercialization and distribution of tenapanor in China. Under the terms of the Fosun Agreement, the Company will receive an aggregate of $12.0 million in up-front license fees which was recognized as revenue when the agreement was executed.

In addition, the Company may be entitled to additional milestones of up to $113 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.

AstraZeneca

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

The Company remains liable to pay AstraZeneca license fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). We recognized $8.4 million, being 20% of the combined license revenue recognized under the KHK Agreement and Fosun Agreement, as cost of revenue in the year ended December 31, 2017.

8.           EQUITY INCENTIVE PLANS

2008 Plan

The Company granted options under its 2008 Stock Incentive Plan (the “2008 Plan”) until June 2014 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2008 Plan. The 2008 Plan provided for the granting of incentive and non-qualified stock options, and stock purchase rights to employees, directors and consultants at the discretion of the Board of Directors. Stock options granted generally vest over a period of four years from the date of grant. In connection with the Board of Directors and stockholders’ approval of the 2014 Plan, all remaining shares available for future award under the 2008 Plan were transferred to 2014 Plan, and the 2008 Plan was terminated.

2014 Plan

The 2014 Equity Incentive Award Plan (the “2014 Plan”) became effective on June 18, 2014. Under the 2014 Plan, 1,419,328 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, service-based restricted stock unit (“RSU”) awards, performance-based restricted stock unit (“PRSU”) awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards. In addition, 35,221 shares that had been available for future awards under the 2008 Plan as of June 18, 2014, were added to the initial reserve available under the 2014 Plan, bringing the total reserve upon the effective date of the 2014 Plan to 1,454,549. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2014 Plan will be increased by (i) the number of shares represented by awards outstanding under 2008 Plan on June 18, 2014, that are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, up to a maximum of 1,153,279 shares, and (ii) if approved by the Administrator of the 2014 Plan, an annual increase on the first day of each fiscal year ending in 2024 equal to the lesser of (A) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 10,683,053 shares of stock may be issued upon the exercise of incentive stock options. Effective January 1, 2018, the 2014 Plan share reserve was increased by 1,901,399 shares.

2016 Plan

In November 2016, the Company’s board of directors approved the 2016 Employment Commencement Incentive Plan (the “Inducement Plan”) under which 1,000,000 shares were reserved. As of December 31, 2017, no shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan.

Stock Plan Activity

The following table summarizes activity under the 2008 Plan and the 2014 Plan, including grants issued to nonemployees, in the three years ended December 31, 2017:

		Options Issued and Outstanding		Weighted
			Weighted-Average	Average
	Shares Available		Exercise Price per	Remaining	Aggregate
	for Grant	Number of Shares	Share	Contractual Term	Intrinsic Value
				(in Years)	(in thousands)
Balance at December 31, 2014	1,265,282	1,007,724	$5.51
Options authorized	743,569	—	$—
Options granted	(379,709)	379,709	$19.60
Options exercised	—	(77,784)	$1.42
Options canceled	28,563	(28,563)	$12.41
Issuance of common stock for services and restricted stock units	(23,285)	—	—
Balance at December 31, 2015	1,634,420	1,281,086	$9.78
Options authorized	1,038,595	—	$—
Options granted	(1,524,014)	1,524,014	$11.42
Options exercised	—	(25,134)	$2.19
Options canceled	67,743	(67,743)	$16.67
Issuance of common stock for services and restricted stock units, net of 5,000 forfeitures	(189,507)	—	$—
Balance at December 31, 2016	1,027,237	2,712,223	$10.60
Options authorized	1,892,376	—	$—
Options granted	(1,723,906)	1,723,906	$11.73
Options exercised	—	(35,759)	$1.70
Options canceled	445,029	(445,029)	$14.15
Issuance of common stock for services and restricted stock units, net of 79,850 forfeitures	(601,008)	—	$—
Balance at December 31, 2017	1,039,728	3,955,341	$10.78	7.67	$4,393
Vested and expected to vest at December 31, 2017		3,840,963	$10.74	7.63	$4,363
Exercisable at December 31, 2017		1,978,711	$9.74	6.55	$3,767

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2017, based on the Company’s common stock closing price of $6.60 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $0.3 million, $0.3 million and $1.1 million, respectively.

The weighted-average grant-date estimated fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $8.19,  $7.69 and $12.91 per share, respectively. The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (years)	5.93	5.99	5.89
Expected volatility	82%	77%	75%
Risk-free interest rate	2.08%	1.62%	1.64%
Dividend yield	—%	—%	—%

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

Expected Volatility—Since January 1, 2017, the Company has used the historic volatility of its own stock over the retrospective period corresponding to the expected remaining term of the options, or the period since its shares were first quoted on The Nasdaq Global Market, if that is shorter, to compute its expected stock price volatility. Prior to December 31, 2016, the expected stock price volatility was calculated based on the average historical volatility for comparable publicly traded pharmaceutical companies. The Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the Company’s stock-based awards.

Risk-Free Interest Rate—The risk-free interest rate assumption is based on the zero-coupon U.S. Treasury instruments on the date of grant with a maturity date consistent with the expected term of the Company’s stock option grants.

Dividend Yield—To date, the Company has not declared or paid any cash dividends and does not have any plans to do so in the future. Therefore, the Company used an expected dividend yield of zero.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2014 Plan in the three years ended December 31, 2017:

				Weighted-
		Weighted-Average	Number of	Average Grant
	Number of Service-	Grant Date Fair	Performance-	Date Fair Value
	Based RSUs	Value Per Share	Based RSUs	Per Share
Non-vested restricted stock units at December 31, 2014	—	$—	—	$—
Granted	10,000	$18.04	—	$—
Non-vested restricted stock units at December 31, 2015	10,000	$18.04	—	$—
Granted	174,389	$14.34	—	$—
Vested	(5,000)	$18.04	—	$—
Forfeited	(5,000)	$18.04	—	$—
Non-vested restricted stock units at December 31, 2016	174,389	$14.34	—	$—
Granted	472,135	$4.70	161,865	$13.90
Vested	(43,597)	$14.34	—	$—
Forfeited	(61,865)	$13.36	(17,985)	$13.90
Non-vested restricted stock units at December 31, 2017	541,062	$6.04	143,880	$13.90

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse.

In January 2017, the Company granted PRSU awards to senior management which vest upon the achievement of certain performance conditions, subject to each employee’s continued service relationship with the Company. None of the PRSUs vested during the year ended December 31, 2017. When achievement of the performance conditions is considered probable, the related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the estimated vesting period. The Company recognized $1.0 million of related expense during the year ended December 31, 2017.

The total estimated fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $0.4 million, $0.1 million and nil, respectively.

Issuance of Common Stock for Services

During the years ended December 31, 2017, 2016 and 2015, the Company issued 46,858,  20,118 and 13,285 shares of common stock under the 2014 Plan in exchange for services performed, respectively, valued at $0.2 million, $0.2 million and $0.2 million, respectively, based on the fair value of the common stock on the date of grant.

Employee Stock Purchase Plan

The Company adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and initially reserved 202,762 shares of common stock as of its effective date of June 18, 2014. If approved by the Administrator of the ESPP, on the first day of each calendar year, ending in 2024, the number of shares in the reserve will increase by an amount equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 2,230,374 shares of our common stock may be issued under the ESPP.

The following table summarizes ESPP activity in the three years ended December 31, 2017:

	Shares Available	Number of Shares	Purchase Price
	for Grant	Purchased	per Share	Gross Proceeds
				(in thousands)
Balance at December 31, 2014	202,762	—
Shares authorized	185,892	—
Shares purchased	(41,580)	41,580	$13.25	$551
Balance at December 31, 2015	347,074	41,580
Shares purchased	(69,054)	69,054	$8.34	$576
Balance at December 31, 2016	278,020	110,634
Shares purchased	(99,343)	99,343	$6.27	$623
Balance at December 31, 2017	178,677	209,977

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to employees:

	Year Ended December 31,
	2017	2016	2015
Expected term (years)	0.5	0.5	0.5
Expected volatility	80%	76%	97%
Risk-free interest rate	0.97%	0.48%	0.16%
Dividend yield	—%	—%	—%

Stock-based Compensation

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$4,585	$2,786	$1,327
General and administrative	5,005	2,531	1,307
Total stock-based compensation	$9,590	$5,317	$2,634

As of December 31, 2017, the Company had $14.5 million, $2.5 million, $0.9 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, RSUs, PRSUs and ESPP, respectively, that will be recognized over an average vesting period of 2.43 years, 1.55 years, 0.83 years and 0.16 years, respectively.

9.           WARRANTS

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

Other than with respect to warrants issued to holders affiliated with New Enterprise Associates, the warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued in June 2015 have been exercised during each of the years ended December 31, 2015, 2016 and 2017.

10.         INCOME TAXES

The components of the provision for income taxes for the year ended December 31, 2017, 2016 and 2015, are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$(7)
State	5	—	(22)
Foreign	1,204	—	—
Total current	1,209	—	(29)
Deferred:
Federal	(30)	—	—
State	—	—	—
Foreign	—	—	—
Total deferred	(30)	—	—
Provision for (benefit from) income taxes	$1,179	$—	$(29)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	December 31,
	2017	2016	2015
Income tax at the federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.5	0.3	(3.8)
Net impact related to foreign subsidiary	(1.2)	—	—
Change in valuation allowance	19.9	(36.2)	(30.7)
Impact of tax reform rate change	(56.4)	—	—
Tax credits	1.0	0.3	1.3
Other	(0.7)	0.6	(1.7)
Income tax provision	(1.9)%	—%	0.1%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Fixed assets and intangibles	$30,804	$—
Net operating loss carryforwards	22,355	68,639
Research credits	5,209	2,643
Stock-based compensation	3,159	2,583
Other	754	1,558
Gross deferred tax assets	62,281	75,423
Valuation allowance	(61,911)	(74,520)
Deferred tax assets net of valuation allowance	370	903
Deferred tax liabilities	(370)	(903)
Net deferred tax assets	$—	$—

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended December 31, 2017, 2016 and December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, as of December 31, 2017 and 2016, a full valuation allowance has been recorded against Company’s net deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. The valuation allowance decreased by approximately $12.6 million during the year ended December 31, 2017, and increased by approximately $40.7 million and $9.1 million during the years ended December 31, 2016 and 2015, respectively. The decrease in the valuation allowance in the year ended December 31, 2017 primarily relates to the re-measurement of the deferred tax assets and liabilities due to the U.S. government’s enactment of comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) on December 22, 2017, as discussed below.

The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%,  effective January 1, 2018. The Company is able to determine a reasonable estimate of certain effects of the TCJA and has therefore recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities. As a result, the Company has recorded a decrease related to net deferred tax assets of $35.6 million, with an offsetting change in valuation allowance of $35.6 million for the year ended December 31, 2017. The Securities and Exchange Commission has provided accounting and reporting guidance that allows the Company to report provisional amounts within a measurement period of up to one year from the date of enactment due to the complexities inherent in adopting the TCJA. The ultimate impact may differ from provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.

At December 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $149.4 million that expire beginning in 2030 if not utilized, federal research and development tax credit carryforwards of approximately $4.4 million that expire beginning in 2027 if not utilized, and foreign tax credit carryforwards of approximately $1.2 million that expire in 2027 if not utilized. In addition, the Company had net operating loss carryforwards for California income tax purposes of approximately $88.3 million that expire beginning in

2030 if not utilized, and state research and development tax credit carryforwards of approximately $4.6 million which can be carried forward indefinitely. The Company had other state net operating losses of approximately $1.9 million that begin to expire in 2025. The Company had approximately $0.1 million of minimum tax credit carryovers for California income tax purposes. The minimum tax credits have no expiration date.

The future utilization of net operating loss and tax credit carryforwards and credits may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has previously completed a study in order to assess whether any ownership changes had arisen through December 31, 2014.  As a result of the study, it was determined that the Company experienced an ownership change, as defined in Section 382, during May 2008.  As a result of the analysis, it was determined that approximately $1.0 million of net operating losses and $49,000 of credit carryovers generated through May 2008 would expire prior to being utilized.  No other ownership changes were identified through December 31, 2014. The Company is currently updating its Section 382 analysis but this analysis was not completed by year end.  Preliminarily, it appears that there may be  an additional ownership change  in January 2016 which would impose further annual limitations on the utilization of operating loss and credit carryforwards. Due to the existence of the valuation allowance, limitations under Section 382 and 383 will not impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$3,892	$3,298	$2,815
Additions (subtractions) based on tax positions related to prior year	16,103	45	(58)
Additions based on tax positions related to current year	739	549	541
Balance at end of year	$20,734	$3,892	$3,298

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $8.6 million, $3.5 million and $2.9 million as of December 31, 2017, 2016 and 2015, respectively.

The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of an income tax audit is highly uncertain, the Company does not anticipate that the amount of existing unrecognized tax benefits will change significantly during the next 12 months.

The Company files income tax returns in the U.S. federal, California, Maryland, Massachusetts, New Hampshire, New Jersey and Oregon tax jurisdictions. Due to the Company’s net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and California state tax examinations. The Company is not currently under examination in any tax jurisdiction.

11.         GEOGRAPHIC INFORMATION AND CONCENTRATIONS

Revenue by geographic areas for the years ended December 31, 2017, 2016 and 2015, are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$—	$—	$—
International:
Asia Pacific (1)	42,000	—	—
Europe (2)	—	—	24,026
Total revenue	$42,000	$—	$24,026

(1)Revenues from Asia Pacific in 2017 included $30.0 million from Japan in accordance with the KHK Agreement and $12.0 million from China in accordance with the Fosun Agreement.

(2)Revenues from Europe in 2015 comprised $24.0 million from Sweden in accordance with the AstraZeneca Agreement.

Revenues are attributed to geographical areas based on the domicile of the Company’s collaboration partners.

Revenues recorded in the years ended December 31, 2017, 2016 and 2015, were wholly from collaboration partnerships. Collaboration partnerships accounting for more than 10% of total revenues during the years ended December 31, 2017, 2016 and 2015, are as follows:

	Year Ended December 31,
	2017	2016	2015
KHK	71%	—	—
Fosun Pharma	29%	—	—
AstraZeneca	—	—	100%

12.         NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the years ended December 31, 2017, 2016 and 2015, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(64,339)	$(112,387)	$(29,621)
Denominator:
Weighted average number of shares outstanding—basic and diluted	47,435,331	40,118,522	22,892,640
Net loss per share - basic and diluted	$(1.36)	$(2.80)	$(1.29)

For the years ended December 31, 2017, 2016 and 2015, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	3,977,160	2,464,089	1,241,741
Warrants to purchase common stock	2,172,899	2,172,899	1,268,021
Restricted stock units	323,819	87,079	603
Performance-based restricted stock units	148,216	—	—
ESPP shares issuable	60,524	37,227	21,077
Total	6,682,618	4,761,294	2,531,442

The number of potential common shares that would have been included in diluted income per share were it not for the anti-dilutive effect caused by the net loss, computed by converting these securities using the treasury stock method during the years ended December 31, 2017, 2016 and 2015, was approximately 1.0 million, 0.8 million and 1.0 million, respectively.

13.         COMMITMENTS AND CONTINGENCIES

Leases

The Company has a lease agreement for a facility in Fremont, California that was amended in December 2012 to extend the lease agreement to September 2016. In September 2014, the Company signed the second amendment to its facility lease agreement in Fremont, California to add space and to extend the lease term through September 2019. In addition, the amended lease agreement provides for a tenant improvement allowance of up to $0.6 million. In May 2016, the Company signed a third amendment to its facility lease agreement in Fremont, California to add space and to extend the lease term through September 2021 (the “Third Amendment”). The Third Amendment provides for a tenant improvement allowance of up to $0.4 million and the extended lease has rent escalation clauses throughout the lease term. It also provides a lease extension option for five years on the entire premises at the higher of (i) a 3% annual escalation of the then-current base rent and (ii) the then-current fair market value for comparable premises.

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

The future minimum payments under noncancelable operating leases at December 31, 2017, are as follows (in thousands):

Year Ended December 31,	Amounts
2018	$1,615
2019	1,713
2020	2,026
2021	1,440
Thereafter	—
Total	$6,794

Rent expense under operating leases was $1.7 million, $1.3 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Legal Proceedings and Claims

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

14.         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial results from operations for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share amounts):

	2017 Quarter End
	March 31	June 30	September 30	December 31
Total revenue	$—	$—	$—	$42,000
Gross profit	—	—	—	33,600
Operating expenses	28,434	26,418	21,225	22,638
Net income (loss)	(28,008)	(25,721)	(20,724)	10,114
Net income (loss) per share - basic	$(0.59)	$(0.54)	$(0.44)	$0.21
Net income (loss) per share - diluted	$(0.59)	$(0.54)	$(0.44)	$0.21

	2016 Quarter End
	March 31	June 30	September 30	December 31
Total revenue	$—	$—	$—	$—
Operating expenses	23,529	28,690	29,200	31,476
Net loss	(23,467)	(28,613)	(29,031)	(31,276)
Net loss per share - basic and diluted	$(0.70)	$(0.83)	$(0.65)	$(0.66)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management assessed our internal control over financial reporting as of December 31, 2017, the end the period covered by this Annual Report on Form 10‑K. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10‑K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017, identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 14, 2018, the Company appointed Jan M. Lundberg, Ph.D., as a member of its board of directors (the “Board”), effective March 23, 2018, to serve in Class I until the 2018 Annual Meeting of Stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. In connection with Dr. Lundberg’s appointment, the Board increased the authorized number of members of the Board from seven to eight members. Following the effective date of Dr. Lundberg’s appointment, Class I will consist of William Bertand, Jr., Annalisa Jenkins and Dr. Lundberg.

Dr. Lundberg was also appointed to serve as a member of the Compensation Committee of the Board effective March 23, 2018.  Following the effective date of Dr. Lundberg’s appointment, the Compensation Committee will consist of David Mott, as chairman, Richard Rodgers, Robert Bazemore and Dr. Lundberg.

The Board has determined that Dr. Lundberg is independent as defined in Listing Rule 5605 of The Nasdaq Stock Market LLC for purposes of serving on the Board and the Compensation Committee.   Pursuant to the Company’s compensation program for its non-employee directors, (the “Director Compensation Program”), Dr. Lundberg will receive an option to purchase 30,000 shares of the Company’s common stock. Dr. Lundberg’s options will have a per share exercise price equal to the last reporting sale price reported by The Nasdaq Stock Market on the date of grant, and the option will vest over three years in substantially equal installments on each monthly anniversary of the grant date so long as Dr. Lundberg remains on the Board through each such vesting date. In addition, Dr. Lundberg will be entitled to receive annual cash retainers in the amount of $40,000 per year for his service on the Board and $7,500 per year for his service on our Compensation Committee any other compensation provided pursuant to the Director Compensation Program.

The Company intends to enter into its standard form of indemnification agreement with Dr. Lundberg.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

See the Exhibit Index immediately following this page.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8‑K	6/24/2014	3.1
3.2	Amended and Restated Bylaws	8‑K	6/24/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S‑1/A	6/18/2014	4.2
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	S‑3	7/13/2015	4.3
10.1	Termination Agreement, dated June 2, 2015, by and between AstraZeneca AB and Ardelyx, Inc.	10‑Q	8/12/2015	10.1
10.2	Amendment No. 1 to Termination Agreement and to Manufacturing and Supply Agreement, dated November 2, 2015 by and between AstraZeneca AB and Ardelyx, Inc.	10‑K	3/4/2016	10.1(d)
10.3	Amended and Restated Investor’s Rights Agreement dated June 23, 2011, by and among Ardelyx, Inc. and the investors listed therein	S‑1	5/19/2014	10.3
10.4(a)	Lease, dated August 8, 2008, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S‑1	5/19/2014	10.4(a)
10.4(b)	First Amendment to Lease, dated December 20, 2012, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S‑1	5/19/2014	10.4(b)
10.4(c)	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8‑K	9/9/2014	10.1
10.4(d)	Third Amendment to Lease, dated April 28, 2016, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	10‑Q	8/8/2016	10.3
10.5(a)#	Ardelyx, Inc. 2008 Stock Incentive Plan, as amended	S‑1	5/19/2014	10.5(a)
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Stock Incentive Plan, as amended	S‑1	5/19/2014	10.5(b)
10.5(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2008 Stock Incentive Plan, as amended	S‑1	5/19/2014	10.5(c)
10.6(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan	S‑8	7/14/2014	99.3
10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan	S‑1/A	6/9/2014	10.6(b)
10.6(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan	S‑1/A	6/9/2014	10.6(c)
10.7#	Form of Indemnification Agreement for directors and officers	S‑1/A	6/9/2014	10.7
10.8#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab	S‑1/A	6/9/2014	10.8
10.9#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Mark Kaufmann	S‑1/A	6/9/2014	10.15

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.10#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S‑1/A	6/9/2014	10.16
10.11#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Jeffrey Jacobs, Ph.D.	S‑1/A	6/9/2014	10.17
10.12#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S‑1/A	6/9/2014	10.19
10.13#	Offer Letter, dated August 11, 2011, by and between Ardelyx, Inc. and Mark Kaufmann	S‑1/A	6/9/2014	10.10
10.14#	Offer Letter, dated May 2, 2008, by and between Ardelyx, Inc. and Jeff Jacobs, Ph.D.	S‑1/A	6/9/2014	10.12
10.15#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S‑1/A	6/9/2014	10.13
10.16#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S‑1/A	6/9/2014	10.14
10.19#	Offer Letter, dated November 21, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.	10‑K	3/5/2015	10.22
10.20#	Change in Control Severance Agreement, dated December 19, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.	10‑K	3/4/2016	10.23
10.21#	Offer Letter, dated December 12, 2015, by and between Ardelyx, Inc. and Paul Korner, MD, MBA	10‑K	3/4/2016	10.21
10.22#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan	S‑8	7/14/2014	99.6
10.23(a)#	Non-Employee Director Compensation Program	S‑1/A	6/9/2014	10.21
10.23(b)#	Description of amendments to Non-Employee Director Compensation Program	8‑K	3/9/2017	N/A
10.24	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	10‑Q	8/12/2015	10.2
10.25	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated June 2, 2015	S‑3	7/13/2015	99.1
10.26	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated July 14, 2016	10‑Q	8/8/2016	10.1
10.27	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated July 14, 2016	10‑Q	8/8/2016	10.2
10.28(a)#	Ardelyx, Inc. 2016 Employment Commencement Incentive Plan	S‑8	11/10/2016	99.1
10.28(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Commencement Incentive Plan	S‑8	11/10/2016	99.2
10.28(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Commencement Incentive Plan	S‑8	11/10/2016	99.3
10.28(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2016 Employment Commencement Incentive Plan	S‑8	11/10/16	99.4

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.29#	Change in Control Severance Agreement, dated January 4, 2016, by and between Ardelyx, Inc. and Paul Korner, MD, MBA	10‑K	2/17/2017	10.29
10.30#	Offer Letter, dated October 1, 2016, by and between Ardelyx, Inc. and Reginald Kim Seeto, MB.BS; B.Sc.	10‑K	2/17/2017	10.30
10.31#	Change in Control Severance Agreement, dated October 22, 2016, by and between Ardelyx, Inc. and Reginald Kim Seeto, MB.BS; B.Sc.	10‑K	2/17/2017	10.31
10.32#	Offer Letter, dated November 15, 2016, by and between Ardelyx, Inc. and Bryan Shaw	10‑K	2/17/2017	10.32
10.33#	Change in Control Severance Agreement, dated December 6, 2016, by and between Ardelyx, Inc. and Bryan Shaw	10‑K	2/17/2017	10.33
10.34#	Transition and Separation Agreement dated August 21, 2017, by and between the Company and Dr. Paul Korner	10‑Q	11/7/2017	10.1
10.35††	License Agreement, dated November 27, 2017, by and between Kyowa Hakko Kirin Co., Ltd. and Ardelyx, Inc.				X
10.36††	License Agreement, dated December 11, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. and Ardelyx, Inc.				X
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

†Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.

††Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.

#Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: March 14, 2018	By:	/s/ Michael Raab
Michael Raab
President Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Michael Raab and Mark Kaufmann, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Raab	President, Chief Executive Officer and Director	March 14, 2018
Michael Raab	(Principal Executive Officer)

/s/ Mark Kaufmann	Chief Financial Officer	March 14, 2018
Mark Kaufmann	(Principal Financial and Accounting Officer)

/s/ David Mott	Chairman of the Board of Directors	March 14, 2018
David Mott

/s/ Robert Bazemore	Director	March 14, 2018
Robert Bazemore

/s/ William Bertrand, Jr.	Director	March 14, 2018
William Bertrand, Jr.

/s/ Annalisa Jenkins, MBBS, FRCP	Director	March 14, 2018
Annalisa Jenkins, MBBS, FRCP

/s/ Gordon Ringold, Ph.D.	Director	March 14, 2018
Gordon Ringold, Ph.D.

/s/ Richard Rodgers	Director	March 14, 2018
Richard Rodgers