Form 10-Q
period 2018-03-31
ARDELYX, INC.
filed 2018-05-08
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER: 001‑36485

ARDELYX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26‑1303944
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

34175 Ardenwood Boulevard, Suite 200

Fremont, California 94555

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIPCODE)

(510) 745‑1700

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐    No ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of May 3, 2018, was 47,603,568.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$67,745	$75,383
Short-term investments	59,704	58,593
Accounts receivable	—	10,796
Unbilled license revenue	5,000	—
Prepaid expenses and other current assets	2,871	4,940
Total current assets	135,320	149,712
Property and equipment, net	7,358	8,032
Other assets	159	159
Total assets	$142,837	$157,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,761	$3,933
Accrued compensation and benefits	1,617	3,229
Uncharged license fees	1,000	—
Accrued and other liabilities	8,784	10,709
Total current liabilities	13,162	17,871
Other long-term liabilities	699	720
Total liabilities	13,861	18,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 47,603,568 and 47,534,979 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	5	5
Additional paid-in capital	420,294	417,568
Accumulated deficit	(291,232)	(278,214)
Accumulated other comprehensive loss	(91)	(47)
Total stockholders’ equity	128,976	139,312
Total liabilities and stockholders’ equity	$142,837	$157,903

(1)	Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Licensing revenue	$2,320	$—
Cost of revenue	464	—
Gross profit	1,856	—
Operating expenses:
Research and development	$13,350	$22,387
General and administrative	6,191	6,047
Total operating expenses	19,541	28,434
Loss from operations	(17,685)	(28,434)
Other income, net	670	426
Loss before provision for income taxes	(17,015)	(28,008)
Provision for income taxes	4	—
Net loss	$(17,019)	$(28,008)
Net loss per common share, basic and diluted	$(0.36)	$(0.59)
Shares used in computing net loss per share - basic and diluted	47,559,366	47,343,234
Comprehensive loss:
Net loss	$(17,019)	$(28,008)
Unrealized (loss) gain on available-for-sale securities, net of tax	(44)	23
Comprehensive loss	$(17,063)	$(27,985)

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(17,019)	$(28,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	674	594
Amortization of deferred financing costs	14	72
Amortization of deferred compensation for services	50	46
Amortization of premium on investment securities	(75)	(48)
Stock-based compensation	2,425	2,109
Changes in operating assets and liabilities:
Accounts receivable	10,796	—
Prepaid expenses and other assets	2,005	(2,228)
Accounts payable	(2,117)	858
Accrued compensation and benefits	(1,612)	(1,305)
Accrued and other liabilities	(1,945)	1,149
Net cash used in operating activities	(6,804)	(26,761)
Investing activities
Proceeds from maturities of investments	37,085	31,872
Sales and redemptions of investments	850	10,482
Purchases of investments	(39,015)	(18,268)
Purchases of property and equipment	(55)	(1,118)
Net cash (used in) provided by investing activities	(1,135)	22,968
Financing activities
Proceeds from issuance of common stock under stock plans	301	408
Net cash provided by financing activities	301	408
Net decrease in cash and cash equivalents	(7,638)	(3,385)
Cash and cash equivalents at beginning of period	75,383	74,598
Cash and cash equivalents at end of period	$67,745	$71,213

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or “the Company,” is a specialized biopharmaceutical company focused on developing disruptive medicines for the treatment of renal diseases, which affect both the heart and the kidneys. Tenapanor, a first-in-class inhibitor of NHE3, is being evaluated in a second Phase 3 trial for the treatment of hyperphosphatemia in patients with end-stage renal disease, or ESRD, who are on dialysis. The Company is also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia as well as tenapanor for the treatment of people with irritable bowel syndrome with constipation, or IBS-C, for which the Company is preparing to submit a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, in the second half of 2018.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2018, are not necessarily indicative of results to be expected for the entire year ending December 31, 2018, or future operating periods.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10‑K filed with the SEC (the “2017 Form 10‑K”). The balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date, as filed with the 2017 Form 10‑K.

The accompanying condensed consolidated financial statements include the accounts of Ardelyx, Inc. and its wholly-owned subsidiary, Ardelyx Cayman Islands, which was placed into voluntary liquidation in December 2017, and have been prepared in accordance with U.S. GAAP. Intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to recognition of revenue, clinical trial accruals, contract manufacturing accruals, fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Accrued Research and Development Expenses

As part of the process of preparing its financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with its personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers submit its monthly invoices in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	contract research organizations, or CROs, in connection with clinical studies;
•	investigative sites in connection with clinical studies;
•	vendors related to product manufacturing, development and distribution of clinical supplies; and
•	vendors in connection with preclinical development activities.

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

Revenue Recognition

On January 1, 2018 the Company adopted the new standard for Revenue from Contracts with Customers, Topic 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period. On January 1, 2018, the Company recorded an increase in current assets of $5.0 million representing a future receivable related to the first milestone under the Company’s license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK,, which the Company believes is not materially at risk, an increase in current liabilities of $1.0 million representing a future payable related to the corresponding payment to AstraZeneca AB, or AstraZeneca,, in accordance with the Company’s termination agreement with AstraZeneca and a related decrease in its accumulated deficit of approximately $4.0 million as the new standard permits revenue from milestones that possess certain criteria to be recognized earlier of approximately $4.0 million as the new standard contains different recognition criteria related to milestones than under the previous standard, Revenue Recognition, Multiple-Element Arrangements, ASC 605, Licensing revenues.

The Company enters into licensing agreements which are within the scope of Topic 606, under which it licenses certain rights to its product candidates to third parties.  The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and future royalties on net sales of licensed products.  Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract;

(ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.  As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Milestone Payments:  At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved.  Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options.  The Company assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.  If the Company is entitled to additional payments when the customer exercises these options, any payments are recorded in license, collaboration and other revenues when the customer obtains control of the goods, which is upon delivery.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Recent Accounting Pronouncements

New Accounting Pronouncements - Recently Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers.  This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers.  In 2015 and 2016, the FASB issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients.  The Company adopted this new standard on January 1, 2018 using the modified retrospective transition method.

Impact of Adoption

The Company, on adopting Topic 606 on January 1, 2018, has used the modified retrospective transition method with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application.  The following adjustments were recorded in the opening balance on January 1, 2018.

	December 31,	Adjustments	January 1,
	2017	Due to Topic 606	2018
Total current assets	$—	5,000	$5,000
Total current liabilities	—	1,000	1,000
Accumulated deficit	$—	4,000	$4,000

As a result of adopting Topic 606 on January 1, 2018, the following financial statement line items in the Company’s Condensed Consolidated Balance Sheet at March 31, 2018 and the Condensed Consolidated Statement of Income for the three months ended March 31, 2018 were affected.

	March 31, 2018
	As Reported	Under Topic 605	Effect of Change
Total current assets	$135,320	130,320	$5,000
Total current liabilities	13,162	12,162	1,000
Accumulated deficit	(291,232)	(295,232)	4,000

	Three Months Ended March 31, 2018
	As Reported	Under Topic 605	Effect of Change
Revenue:
Licensing revenue	$2,320	2,320	$—
Cost of revenue	464	464	—

In May 2017, FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting (ASU 2017-09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. On January 1, 2018, we adopted ASU 2017-09 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of March 31, 2018 and December 31, 2017, are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	March 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$5,506	—	—	$5,506
Money market funds	57,491	—	—	57,491
U.S. treasury securities	1,000	—	—	1,000
Corporate bonds	2,550		(2)	2,548
Commercial paper	1,200	—	—	1,200
Total cash and cash equivalents	$67,747	$—	$(2)	$67,745
Short-term investments
Corporate bonds	27,332	—	(60)	27,272
Commercial paper	28,512	—	(19)	28,493
Asset-backed securities	3,949	—	(10)	3,939
Total short-term investments	$59,793	$—	$(89)	$59,704
Total cash equivalents and investments	$127,540	$—	$(91)	$127,449

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$5,882	$—	$—	$5,882
Money market funds	68,651	—	—	68,651
Commercial paper	850	—	—	850
Total cash equivalents and investments	$75,383	$—	$—	$75,383
Short-term investments
U.S. treasury securities	$3,994	—	(1)	$3,993
Corporate bonds	26,853	—	(26)	26,827
Commercial paper	19,584	—	(14)	19,570
Asset-backed securities	8,209	—	(6)	8,203
Total short-term investments	$58,640	$—	$(47)	$58,593
Total cash equivalents and investments	$134,023	$—	$(47)	$133,976

Cash equivalents consist of money market funds and other debt securities with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. The Company invests its cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within stockholders’ equity on the Company’s condensed consolidated balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “other income, net” in the consolidated condensed statement of operations.

All available-for-sale securities held as of March 31, 2018, had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of it cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of March 31, 2018,  no investment was in a continuous unrealized loss position for more than one year and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$57,491	$57,491	$—	$—
U.S. treasury securities	1,000	1,000	—	—
Corporate bonds	29,820	—	29,820	—
Commercial paper	29,693	—	29,693	—
Asset-backed securities	3,939	—	3,939	—
Total	$121,943	$58,491	$63,452	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,651	$68,651	$—	$—
U.S. treasury securities	3,993	3,993	—	—
Corporate bonds	26,827	—	26,827	—
Commercial paper	20,420	—	20,420	—
Asset-backed securities	8,203	—	8,203	—
Total	$128,094	$72,644	$55,450	$—

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

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both March 31, 2018 and December 31, 2017, due to their short-term nature.

NOTE 5. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and the Company’s employee stock purchase program, or ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended
	March 31,
	2018	2017

Research and development	$907	$1,031
General and administrative	1,518	1,078
Total	$2,425	$2,109

In January 2017, the Company granted PRSU awards to certain employees which vest upon the achievement of specified performance conditions, subject to the employees’ continued service relationship with the Company. None vested during the three months ended March 31, 2018.  However, the related compensation cost is recognized as an expense over the estimated vesting period when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted. The Company recognized $0.1 million of related expense during the three months ended March 31, 2018, respectively.

At March 31, 2018, the Company had $16.0 million, $1.9 million, $0.5 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants,  RSU grants, PRSUs and the ESPP, respectively, that will be recognized over an average vesting period of 3.0 years, 1.2 years,  1.2 years and 0.4 years, respectively.

Option Exercises

For the three months ended March 31, 2018 and 2017, employees exercised options to purchase zero and 19,301 shares, respectively, of the Company's common stock, with insignificant net proceeds in the three months ended March 31, 2017.

Restricted Stock Units

For the three months ended March 31, 2018 and 2017, the Company issued zero and 15,188 shares, respectively, of its common stock upon vesting of restricted stock units.

Employee Stock Purchase Plan

In February 2018, the Company sold 68,589 shares under the ESPP. The shares were purchased at a purchase price of $4.38 per share with proceeds to the Company of approximately $0.3 million. In February 2017, the Company sold 42,845 shares under the ESPP. The shares were purchased at a purchase price of $8.77 per share with proceeds to the Company of approximately $0.4 million.

NOTE 6. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three months ended March 31, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(17,019)	$(28,008)
Denominator:
Weighted average common shares outstanding - basic and diluted	47,559,366	47,343,234
Net loss per share - basic and diluted	$(0.36)	$(0.59)

For the three months ended March 31, 2018 and 2017, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 8.0 million and 6.1 million, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued clinical and non-clinical expenses	$3,912	$5,447
Accrued contract manufacturing	3,309	3,980
Accrued professional and consulting services	579	530
Other	984	752
	$8,784	$10,709

NOTE 8. COLLABORATION AND LICENSING AGREEMENTS

Kyowa Hakko Kirin Co., Ltd., or KHK

In November 2017, the Company entered into an exclusive license agreement with KHK, or the KHK Agreement, for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. The Company assessed these arrangements in accordance with Topic 606 and concluded that the contract counterparty, KHK, is a customer. Under the terms of the KHK Agreement, the Company received $30.0 million in up-front license fees which was recognized as revenue when the agreement was executed. Based on the Company’s assessment, it identified that the license and the manufacturing supply services were its material performance obligations at the inception of the agreement, and as such each of the performance obligations are distinct.  Additionally, on January 1, 2018, the Company recorded an increase in current assets of $5.0 million as well as in current liabilities of $1.0 million related to the first milestone under the KHK Agreement which the Company believes is not materially at risk, reflecting revenues and cost of revenue, respectively, that would have been recognized in the fourth quarter 2017 if the Company had adopted Topic 606 prior to January 1, 2018.

In addition to the up-front license fee of $30.0 million, the Company may be entitled to receive up to $55.0 million in total development milestones and 8.5 billion yen in commercialization milestones, as well as reimbursement of cost plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement.

There was no revenue recorded in the period ended March 31, 2018 related to the KHK Agreement.

Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd., or Fosun Pharma

In December 2017, the Company entered into an exclusive license agreement with Fosun Pharma, or the Fosun Agreement, for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and irritable bowel syndrome with constipation, or IBS-C. The Company assessed these arrangements in accordance with Topic 606 and concluded that the contract counterparty, Fosun Pharma, is a customer. Under the terms of the Fosun Agreement, the Company received $12.0 million in up-front license fees which was recognized as revenue when the agreement was executed. Based on the Company’s assessment, it identified that the license and the manufacturing supply services were its material performance obligations at the inception of the agreement, and as such each of the performance obligations are distinct.

In addition, the Company may be entitled to additional development and commercialization milestones of up to $113.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.

There was no revenue recorded in the period ended March 31, 2018 related to the Fosun Agreement.

Knight Therapeutics, Inc., or Knight

In March 2018, the Company entered into an exclusive license agreement with Knight Therapeutics, Inc., or the Knight Agreement, for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. The Company assessed these arrangements in accordance with Topic 606 and concluded that the contract counterparty, Knight, is a customer. Based on the Company’s assessment, it identified that the license and the manufacturing supply services were its material performance obligations at the inception of the agreement, and as such each of the performance obligations are distinct.

Under the terms of the agreement, the Company is eligible to receive up to CAD 25 million in total payments including an up-front payment and development and sales milestones, reimbursement of supply costs on a schedule specifying cost per tablet, with a reasonable mark up for overhead, as well as double-digit tiered royalties on net sales.

In the period ended March 31, 2018, there was $2.3 million of revenue recorded related to the Knight Agreement and $0.5 million of cost of revenue pursuant to the AstraZeneca Termination Agreement.

AstraZeneca

In June 2015, the Company entered into a termination agreement with AstraZeneca, or the Termination Agreement, pursuant to which the Company remains liable to pay AstraZeneca license fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). To date in aggregate, the Company has recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KHK Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $1.0 million related to the KHK Agreement associated with a future milestone which the Company believes is not materially at risk for which the Company recorded an increase in current liabilities in the period ended March 31, 2018 reflecting the future payable to AstraZeneca and (iii) $0.5 million related to the Knight Agreement recorded in the period ended March 31, 2018.

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2017. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx,” “Company,” “we,” “us,” and “our” refer to Ardelyx, Inc.

About Ardelyx

We are a specialized biopharmaceutical company focused on developing first-in-class, disruptive medicines for the treatment of renal diseases, which affect both the heart and the kidneys. This includes patients with end-stage renal disease, or ESRD, who suffer from elevated serum phosphorus, or hyperphosphatemia; and patients with chronic kidney disease, or CKD, and/or heart failure who have elevated serum potassium, or hyperkalemia. We have also developed a number of programs directed toward treating gastrointestinal, or GI, disorders, including the treatment of irritable bowel syndrome with constipation, or IBS-C.

Our portfolio is led by the development of tenapanor, a first-in-class inhibitor of NHE3. In our renal pipeline, tenapanor is being evaluated in a second Phase 3 trial for the treatment of hyperphosphatemia in patients with ESRD who are on dialysis. We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia.

We have also developed tenapanor for the treatment of people with irritable bowel syndrome with constipation, or IBS-C. In 2017, we completed the T3MPO program for this indication, including two Phase 3 studies, both of which achieved statistical significance for the primary endpoint, and a long-term safety extension study. Based on the results of the T3MPO clinical program in IBS-C, we currently plan to submit our first NDA to FDA in the second half of 2018 for tenapanor for the treatment of IBS-C.

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

We expect to incur operating losses for the foreseeable future as we prepare for the development and commercialization of tenapanor, including costs associated with completing the on-going Phase 3 development program for tenapanor for the treatment of hyperphosphatemia in patients with ESRD on dialysis, as well as the advancement of our research programs into the preclinical stage and the progression of our early stage research. To date, we have funded our operations from the sale and issuance of common stock, convertible preferred stock, funds from our former collaboration partnerships with AstraZeneca AB, or AstraZeneca, and Sanofi SA, or Sanofi, and funds from our recent license agreements with Kyowa Hakko Kirin Co., Ltd., or KHK, Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd., or Fosun Pharma, and Knight Therapeutics Inc., or Knight.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our past revenue performance is not necessarily indicative of results to be expected for the entire year ending December 31, 2018, or future operating periods. Our non-product revenue cannot always be predicted since it is dependent upon achievement of certain milestones. See “NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further detail.

During the first quarter of 2018, we executed license agreements with Knight for the development, commercialization and distribution of tenapanor for hyperphosphatemia and IBS-C in Canada. Under the terms of the Knight license agreements, the Company received a nonrefundable payment of CAD 3 million, or U.S. $2.3 million, in up-front license fees, which was recorded as revenue when the contracts were executed. The agreement also provides for development and commercialization milestone payments, which will be recorded as revenue when we achieve the underlying milestone.

On January 1, 2018 we adopted the new standard for Revenue from Contracts with Customers, Topic 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period. On January 1, 2018, we recorded an increase in current assets of $5.0 million reflecting a future receivable related to the first milestone under our license with KHK, which we believe is not materially at risk, an increase in current liabilities of $1.0 million reflecting a future payable related to the corresponding payment to AstraZeneca, in accordance with our termination agreement with AstraZeneca and a related decrease in its accumulated deficit of approximately $4.0 million as the new standard permits revenue from certain milestones to be recognized earlier of approximately $4.0 million as the new standard contains different recognition criteria related to milestones than under the previous standard, Topic 605.

Cost of Revenue

Cost of revenue currently represents payments due to AstraZeneca, who under the terms of a termination agreement entered into in 2015 are entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the revenue that generates our liability for these license payments. To date in aggregate, we have recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KHK Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $1.0 million related to the KHK Agreement associated with a future milestone which we believe is not materially at risk for which we recorded an increase in current liabilities in the period ended March 31, 2018 reflecting the future payable to AstraZeneca and (iii) $0.5 million related to the Knight Agreement recorded in the period ended March 31, 2018.

Research and Development Expenses

We recognize all research and development expenses as they are incurred to support the discovery, development and manufacturing of our product candidates. Research and development expenses consist of the following:

•

external research and development expenses incurred under agreements with consultants, third-party CROs and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;

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

We expect to continue to make substantial investments in research and development activities as we progress the development of tenapanor, as well as our other product candidates, advance our research programs into the preclinical stage and continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates, including tenapanor. Additionally, if marketing approval is received for tenapanor for the treatment of IBS-C, we may not be successful in securing one or more collaboration partners to commercialize tenapanor in the United States and other territories. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, market acceptance, sufficient third-party coverage or reimbursement, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability.

We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, ongoing assessment as to each product candidate’s commercial potential, and our ability to access capital on acceptable terms. We will need to raise additional capital and will seek additional collaboration partnerships in order to complete the development and commercialization of tenapanor. If we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor or certain of our product candidates through the use of alternative structures.

General and Administrative

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation. Other general and administrative expenses include facility related costs and professional fees for legal, accounting, investor relations and other consulting services.

We anticipate that our general and administrative expenses will increase substantially in the future primarily because of (i) increased pre-commercial activities and personnel costs to support the potential launch of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis and (ii) expenses related to costs of operating as a public company primarily preparing for future integrated audits.

Provision for Income Taxes

The provision for income taxes was insignificant for the three months ended March 31, 2018 and zero for the three months ended March 31, 2017.   We expect to generate a net loss for the year ending December 31, 2018. Our deferred tax assets continue to be fully offset by a valuation allowance.

The Tax Cuts and Jobs Act ("TCJA") makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Company was able to determine a reasonable estimate of certain effects of the TCJA and has therefore recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities. The Securities and Exchange Commission has provided accounting and reporting guidance that allows the Company to report provisional amounts within a measurement period of up to one year from the date of enactment due to the complexities inherent in adopting the TCJA. The ultimate impact may differ from provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. As of March 31, 2018, the Company still considers its accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on its business and condensed consolidated financial statements over the next nine months.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to research and development expense, accruals and stock-based compensation to be critical policies. Other than the implementation of Topic 606 there have been no changes to our critical accounting policies since we filed our 2017 Form 10-K with the SEC on March 14, 2018. For a description of our critical accounting policies, please refer to our Form 10-K we filed with the SEC on March 14, 2018.

RESULTS OF  OPERATIONS

Three months ended March 31, 2018 and 2017

Revenue

Revenue for the three months ended March 31, 2018, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Licensing revenue	$2,320	$—
Dollar change from prior year	2,320
Percent change from prior year	*

* not meaningful

Revenue were $2.3 million for the three months ended March 31, 2018, an increase of $2.3 million, compared to zero for the three months ended March 31, 2017. The increase in licensing revenue of $2.3 million was related to the license fees payment we received.

Cost of revenue

Cost of revenue for the three months ended March 31, 2018, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$464	$—
Dollar change from prior year	464
Percent change from prior year	*

* not meaningful

Cost of revenue were $0.5 million for the three months ended March 31, 2018, an increase of $0.5 million, compared to zero for the three months ended March 31, 2017. The increase in cost of revenue of $0.5 million was due to the license fees paid to AstraZeneca pursuant to the Termination Agreement, corresponding to the revenue realized.

Research and Development

Research and development expenses for the three months ended March 31, 2018, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$13,350	$22,387
Dollar change from prior year	(9,037)
Percent change from prior year	(40)%

Research and development expenses were $13.4 million for the three months ended March 31, 2018, a decrease of $9.0 million, or 40%, compared to $22.4 million for the three months ended March 31, 2017. The decrease consisted of a $7.0 million decrease in our external program costs and a $2.0 million decrease in our internal program costs.

The decrease in our external program costs of $7.0 million was due to a decrease of $3.1 million primarily related to a decrease in expenses incurred for clinical development activities related to the completion of our tenapanor IBS-C Phase 3 clinical program as well as our first tenapanor hyperphosphatemia Phase 3 clinical trial offset partially by an increase due to the start of our second tenapanor hyperphosphatemia Phase 3 study. Additionally, $3.3 million of the decrease is related to discontinuation of the RDX7675 program and $0.6 million is related to the reduction of activities associated with the RDX8940 program.

The decrease in our internal costs of $2.0 million was primarily due to a decrease in salaries and related costs, including stock-based compensation costs, primarily as a result of a reduction in work force during the third quarter of 2017.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018, as compared to the same period in the prior year,  were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
General and administrative	$6,191	$6,047
Dollar change from prior year	144
Percent change from prior year	2%

General and administrative expenses were $6.2 million for the three months ended March 31, 2018, an increase of $0.2 million, or 2%, compared to $6.0 million for the three months ended March 31, 2017, remaining relatively flat. The increase was primarily due to an increase in stock-based compensation expense, partially offset by a reduction in salaries and related costs due to reduction in work force during the third quarter of 2017.

Liquidity and Capital Resources

The following table displays a summary of our cash, cash equivalents and short-term investments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$67,745	$75,383
Short-term investments	59,704	58,593
Total liquid funds	$127,449	$133,976

Our primary sources of cash have been primarily from past equity financings and collaboration partnerships, including past collaboration partnerships with AstraZeneca and Sanofi and recent collaboration partnerships with KHK Fosun Pharma, and Knight. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of March 31, 2018 will be sufficient to meet our projected operating requirements for at least the next 12-months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into additional collaboration partnerships with third-parties to participate in their development and commercialization, our future funding requirements will depend on many factors, including the following:

•

the progress, timing, scope, results and costs of our Phase 3 clinical trial programs evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, the submission of an NDA with the FDA to request marketing authorization for tenapanor for the treatment of IBS-C, as well as our decision whether or not to pursue other indications for tenapanor;

•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•	our ability to successfully commercialize tenapanor, either alone or with one or more collaboration partners;
•	the manufacturing costs of tenapanor, and the availability of one or more suppliers for tenapanor at reasonable costs;
•	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities;
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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities	$(6,804)	$(26,761)
Cash (used in) provided by investing activities	(1,135)	22,968
Cash provided by financing activities	301	408
Net decrease in cash and cash equivalents	$(7,638)	$(3,385)

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2018, was approximately $6.8 million. The net loss of $17.0 million was adjusted for non-cash charges of $3.1 million related to depreciation, amortization and stock-based compensation expense, and an increase to cash of $7.1 million related to other working capital items associated with changes in our net operating assets and liabilities primarily related to a decrease of receivables related to the Fosun Agreement offset by working capital related to clinical development and manufacturing of tenapanor.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2018, primarily due to purchases of investments of $39.0 million offset by maturities of short-term investments of $37.1 million and redemptions of investments of $0.8 million.

Net cash provided by investing activities was $23.0 million for the three months ended March 31, 2017 and was primarily due to maturities and sales of short-term investments of $42.4 million. This was offset by purchases of short-term investments of $18.3 million and acquisition of property and equipment of $1.1 million related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018, was $0.3 million, primarily due to proceeds from issuance of common stock under the employee stock purchase plan, or ESPP.

Net cash provided by financing activities for the three months ended March 31, 2017 was $0.4 million and was primarily due to proceeds from issuance of common stock under the ESPP and 2014 Plan.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Refer to Note 2 in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10‑Q,  for a discussion of recent accounting pronouncements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the sources and effects of our market risk compared to the disclosures in Item 7A of our 2017 Form 10‑K.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of March 31, 2018.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2018, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

ITEM 1A.     RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as other information in this Quarterly Report on Form 10‑Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of March 31, 2018, we had an accumulated deficit of $291.2 million.

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

We have no products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development of and obtain the regulatory and marketing approvals necessary to commercialize tenapanor for one or more indications, either on our own, or with one or more collaboration partners. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	the successful completion of nonclinical and clinical development of tenapanor;
•	obtaining regulatory approvals for tenapanor, either on our own, or with one or more collaboration partners;
•	our ability to identify a collaboration partnership and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•	our ability to successfully commercialize tenapanor, either on our own, or with one or more collaboration partners;
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

•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•	our ability to successfully commercialize tenapanor, either alone or with one or more collaboration partners;
•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
•	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities, should we elect to do so;
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

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate. The clinical and commercial success of tenapanor will depend on a number of factors, including the following:

•

our ability to, in a timely manner and under terms that are acceptable to us, establish a collaboration partnership for the commercialization of tenapanor for the treatment of IBS-C in the United States;

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

Further, if there are delays in the completion of, or termination of, the Phase 3 clinical trial for tenapanor for the treatment of hyperphosphatemia, the commercial prospects of tenapanor for such indication may be harmed, and our ability to generate revenue from product sales of tenapanor for such indication will be delayed. In addition, any delays in completing the clinical trial will increase costs, slow down our regulatory approval process for tenapanor for hyperphosphatemia and jeopardize the ability to commence product sales and generate revenue from product sales for this indication. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that may cause, or lead to, a delay in the completion of the Phase 3 clinical trial may also ultimately lead to the denial of regulatory approval.

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

Our proprietary drug discovery and design platform, and, in particular, APECCS, is a new approach to the discovery, design and development of new product candidates and may not result in any products of commercial value. Furthermore, the APECCS aspects of our drug discovery and design platform may have diminished relevance to our efforts focused on the discovery of targets and therapies for the treatment of renal diseases.

We have developed a proprietary drug discovery and design platform to enable the identification, screening, testing, design and development of new product candidates, and have developed APECCS as a component of this of this platform. We utilize APECCS in the design of our small molecules and to identify new and potentially novel targets in the GI tract. However, there can be no assurance that APECCS will be able to identify new targets in the GI tract or that any of these potential targets or other aspects of our proprietary drug discovery and design platform will yield product candidates that could enter clinical development and, ultimately, be commercially valuable. In addition, as we focus our efforts on the discovery and design of therapies for the treatment of renal diseases, we may need to further develop our proprietary drug discovery and design platform to enhance its usefulness in the identification, screening, testing, design and development of new product candidates for the treatment of renal diseases. There can be no assurances that we will be successful in such additional development of our platform or that our platform will yield product candidates for the treatment of renal diseases.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our IPO (December 31, 2019), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we currently expect to form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Hakko Kirin Co., Ltd. for commercialization of tenapanor for hyperphosphatemia in Japan, with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories, and in Canada with Knight Therapeutics Inc. for commercialization of tenapanor for IBS-C and hyperphosphatemia. We also expect to form one or more additional collaboration partnerships in connection with the commercialization of tenapanor, if approved. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such additional collaboration partnerships for tenapanor for IBS-C commercialization or for any future product candidates and programs on terms that are acceptable to us, or at all. With respect to tenapanor, this may be because third parties may not view tenapanor for the treatment of IBS-C as having sufficient potential to be successfully commercialized. If we are unable to establish a collaboration partnership for the commercialization of IBS-C in the United States, the commercialization of tenapanor for IBS-C, if approved, could be materially and adversely impacted, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, we may not be successful in our efforts to establish collaboration partnerships for our other product candidates because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view such other product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

In addition to Japan, China and Canada, we or our collaboration partners may decide to seek marketing approval for certain of our product candidates outside the United States or otherwise engage in business outside the United States, including entering into contractual agreements with third-parties. We expect that we will be subject to additional risks related to entering these international business markets and relationships, including:

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA's ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA's ability to exercise its regulatory authority. If these executive actions impose constraints on FDA's ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

As of March 31, 2018, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund associated with one of our directors, collectively beneficially owned approximately 29.6% of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 34.4% of our capital stock, including outstanding restricted stock units that will vest within 60 days of March 31, 2018, and warrants and stock options exercisable for shares of our common stock within 60 days of March 31, 2018. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with NEA alone will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to influence or control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2018, we had 47,603,568 shares of common stock outstanding. Of those shares, approximately 14.4 million were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

As of March 31, 2018,  approximately 0.6 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 5.2 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of March 31, 2018,  approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of March 31, 2018, the holders of approximately 5.6 million shares of our outstanding common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.0 #	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and Elizabeth Grammer.				X

10.1 #	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and David P. Rosenbaum, Ph.D.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

X

#Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: May 8, 2018	By:	/s/ Mark Kaufmann
Mark Kaufmann
Chief Financial Officer
(Principal Financial and Accounting Officer)