Form 10-Q
period 2018-06-30
ARDELYX, INC.
filed 2018-08-07
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of August 2, 2018, was 62,053,751.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$91,751	$75,383
Short-term investments	120,980	58,593
Accounts receivable	30	10,796
Unbilled license revenue	5,000	—
Prepaid expenses and other current assets	3,927	4,940
Total current assets	221,688	149,712
Property and equipment, net	6,689	8,032
Other assets	159	159
Total assets	$228,536	$157,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,172	$3,933
Accrued compensation and benefits	2,203	3,229
Uncharged license fees	1,000	—
Accrued and other liabilities	9,234	10,709
Total current liabilities	15,609	17,871
Loan payable, long term	48,836	—
Other long-term liabilities	677	720
Total liabilities	65,122	18,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 62,053,751 and 47,534,979 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	6	5
Additional paid-in capital	476,968	417,568
Accumulated deficit	(313,524)	(278,214)
Accumulated other comprehensive loss	(36)	(47)
Total stockholders’ equity	163,414	139,312
Total liabilities and stockholders’ equity	$228,536	$157,903

(1)	Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Licensing revenue	$—	$—	$2,320	$—
Other revenue	30	—	30	—
Total revenues	30	—	2,350	—
Cost of revenue	—	—	464	—
Gross profit	30	—	1,886	—
Operating expenses:
Research and development	16,046	20,572	$29,396	$42,960
General and administrative	6,138	5,846	12,329	11,892
Total operating expenses	22,184	26,418	41,725	54,852
Loss from operations	(22,154)	(26,418)	(39,839)	(54,852)
Other income (expense), net	(135)	697	535	1,123
Loss before provision for income taxes	(22,289)	(25,721)	(39,304)	(53,729)
Provision for income taxes	2	—	6	—
Net loss	$(22,291)	$(25,721)	$(39,310)	$(53,729)
Net loss per common share, basic and diluted	$(0.42)	$(0.54)	$(0.78)	$(1.13)
Shares used in computing net loss per share - basic and diluted	52,824,483	47,403,243	50,206,470	47,373,404
Comprehensive loss:
Net loss	(22,291)	(25,721)	$(39,310)	$(53,729)
Unrealized (loss) gain on available-for-sale securities, net of tax	55	9	11	31
Comprehensive loss	$(22,236)	$(25,712)	$(39,299)	$(53,698)

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net loss	$(39,310)	$(53,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,343	1,242
Amortization of deferred financing costs	59	325
Amortization of deferred compensation for services	101	91
Amortization of premium on investment securities	(256)	1
Stock-based compensation	5,028	4,899
Non-cash interest expense relating to loan payable	54	—
Changes in operating assets and liabilities:
Accounts receivable	10,766	—
Prepaid expenses and other assets	1,192	(2,961)
Accounts payable	(706)	(451)
Accrued compensation and benefits	(1,026)	(562)
Accrued and other liabilities	(2,064)	498
Net cash used in operating activities	(24,819)	(50,647)
Investing activities
Proceeds from maturities of investments	56,050	75,434
Sales and redemptions of investments	850	10,482
Purchases of investments	(119,021)	(44,748)
Purchases of property and equipment	(55)	(1,907)
Net cash (used in) provided by investing activities	(62,176)	39,261
Financing activities
Proceeds from loan payable, net of issuance costs	49,292	—
Proceeds from underwritten public offering, net of issuance costs	53,770	—
Proceeds from issuance of common stock under stock plans	301	424
Net cash provided by financing activities	103,363	424
Net decrease in cash and cash equivalents	16,368	(10,962)
Cash and cash equivalents at beginning of period	75,383	74,598
Cash and cash equivalents at end of period	$91,751	$63,636
Supplementary disclosure of non-cash financing information:
Issuance of derivative in connection with issuance of loan payable	$546	$—

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

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2018, are not necessarily indicative of results to be expected for the entire year ending December 31, 2018, or future operating periods.

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

Reclassification

Approximately $0.2 million in the six months ended June 30, 2017, which was previously recorded within “Proceeds from issuance of common stock under stock plans” in Financing activities in the Statement of Cash Flows, has been reclassified as a Changes in operating assets and liabilities item “Prepaid expenses and other assets” within Operating activities.

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

As a result of adopting Topic 606 on January 1, 2018, the following financial statement line items in the Company’s Condensed Consolidated Balance Sheet at June 30, 2018 and the Condensed Consolidated Statement of Income for the six months ended June 30, 2018 were affected.

	June 30, 2018
	As Reported	Under Topic 605	Effect of Change
Total current assets	$221,688	216,688	$5,000
Total current liabilities	15,609	14,609	1,000
Accumulated deficit	(313,524)	(317,524)	4,000

	Six Months Ended June 30, 2018
	As Reported	Under Topic 605	Effect of Change
Revenue:
Licensing revenue	$2,320	2,320	$—
Other revenue	30	30	—
Cost of revenue	464	464	—

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

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-

Employees. ASU 2018-07 is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of June 30, 2018 and December 31, 2017, are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	June 30, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$2,932	—	—	$2,932
Money market funds	67,611	—	—	67,611
Corporate bonds	2,664		—	2,664
Commercial paper	18,544	—	—	18,544
Total cash and cash equivalents	$91,751	$—	$—	$91,751
Short-term investments
U.S. treasury securities	8,459	1	—	8,460
Corporate bonds	38,788	—	(31)	38,757
Commercial paper	64,642	—	(2)	64,640
Asset-backed securities	9,126	—	(3)	9,123
Total short-term investments	$121,015	$1	$(36)	$120,980
Total cash equivalents and investments	$212,766	$1	$(36)	$212,731

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$5,882	$—	$—	$5,882
Money market funds	68,651	—	—	68,651
Commercial paper	850	—	—	850
Total cash equivalents and investments	$75,383	$—	$—	$75,383
Short-term investments
U.S. treasury securities	$3,994	—	(1)	$3,993
Corporate bonds	26,853	—	(26)	26,827
Commercial paper	19,584	—	(14)	19,570
Asset-backed securities	8,209	—	(6)	8,203
Total short-term investments	$58,640	$—	$(47)	$58,593
Total cash equivalents and investments	$134,023	$—	$(47)	$133,976

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

All available-for-sale securities held as of June 30, 2018, had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of it cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of June 30, 2018, no investment was in a continuous unrealized loss position for more than one year and the Company believes that is more likely than not the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$67,611	$67,611	$—	$—
U.S. treasury securities	8,460	8,460	—	—
Corporate bonds	41,421	—	41,421	—
Commercial paper	83,184	—	83,184	—
Asset-backed securities	9,123	—	9,123	—
Total	$209,799	$76,071	$133,728	$—

Liabilities:
Derivative liability	$546	$—	$—	$546

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,651	$68,651	$—	$—
U.S. treasury securities	3,993	3,993	—	—
Corporate bonds	26,827	—	26,827	—
Commercial paper	20,420	—	20,420	—
Asset-backed securities	8,203	—	8,203	—
Total	$128,094	$72,644	$55,450	$—

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

In May 2018, pursuant to the loan and security agreement with Solar Capital Ltd. and Western Alliance Bank (see Note 5), the Company entered into an Exit Fee Agreement under which the Company agreed to pay $1.5 million in cash, or the Exit Fee, upon any change of control transaction or if the Company obtains FDA approval of tenapanor in the treatment of hyperphosphatemia in ESRD patients on dialysis and FDA approval of tenapanor for the treatment of patients with IBS-C. Notwithstanding the prepayment or termination of the Term Loan, the Company’s obligation to pay the Exit Fee will expire 10 years from the Closing Date. The Company evaluated that the Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the Exit Fee was determined to be $546,000 and is recorded as a derivative liability and included in accrued and other liabilities on the accompanying consolidated balance sheet.

The fair value of the derivative liability was determined using a discounted cash flow analysis, and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.5 million payment to Solar Capital Ltd. and Western Alliance Bank as a result of the FDA approvals, and ii) a discount rate which was derived from the Company's estimated cost of debt. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative instrument and it is estimated that a 10% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $55,000.

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both June 30, 2018 and December 31, 2017, due to their short-term nature.

NOTE 5.  BORROWINGS

Solar Capital and Western Alliance Bank Loan Agreement

On May 16, 2018, the Company entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. and Western Alliance Bank, or collectively the Lenders.  The Loan Agreement provides for a $50.0 million term loan facility with a maturity date of November 1, 2022, or the Term Loan.  The full amount of the loan was funded on May 16, 2018.  The Company received net proceeds from the loan of approximately $49.3 million, after deducting the closing fee, legal expenses and issuance cost.

Borrowings under the Term Loan bear interest at a floating per annum rate equal to 7.45% plus the one-month LIBOR.  The Company is permitted to make interest-only payments on the Term Loan through December 1, 2020 if the Company achieves its primary endpoint in the Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis, prior to June 1, 2020; otherwise, the Company is permitted to make interest-only payments on the Term Loan only through June 1, 2020.  Accordingly, beginning on either June 1, 2020 or December 1, 2020, as applicable, through the maturity date, the Company will be required to make monthly payments of interest plus repayment of the Term Loan in consecutive equal monthly installments of principal.  The Company paid a closing fee of 1% of the Term Loan, or $0.5 million, upon the closing of the Term Loan. The Company is obligated to pay a final fee equal to 3.95% of the Term Loan upon the earliest to occur of the maturity date, the acceleration of the Term Loan, the prepayment or repayment of the Term Loan or the termination of the Loan Agreement.  The Company may voluntarily prepay the outstanding Term Loan, subject to a prepayment premium of (i) 3% of the principal amount of the Term Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date.  The Term Loan is secured by substantially all the Company’s assets, except for our intellectual property and certain other customary exclusions.  Additionally, in connection with the Term Loan, the Company entered into an Exit Fee Agreement, whereby the Company agreed to pay an exit fee in the amount of 3% of the Term Loan, or the Exit Fee, upon any change of control transaction or FDA approval of tenapanor in the treatment of hyperphosphatemia in ESRD patients on dialysis and FDA approval of tenapanor for the treatment of patients with IBS-C.  Notwithstanding the prepayment or termination of the Term Loan, the obligation to pay the Exit Fee will expire 10 years from the Closing Date.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. Additionally, if the Company elects to enter into an exclusive license agreement for the use of its intellectual property in the United States (other than for tenapanor for hyperphosphatemia or for our FXR and TGR5 agonist programs) and has not obtained the written consent of the Lenders to enter into such license agreement, the Company has agreed to not allow our unrestricted cash and cash equivalents to be less than $50.0 million, until the Company achieves its primary endpoint in the second Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis. As of June 30, 2018, the Company was in compliance with the covenants.

In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including our cash.  Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. As of June 30, 2018, there were no events of default.

As of June 30, 2018, assuming the principal payments start on December 1, 2020, the Company’s future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2018	$—
2019	—
2020	2,083
2021	25,000
2022	24,892
Total principal and final fee payments	51,975
Less: Unamortized discount and debt issuance costs	(1,218)
Less: Unaccreted value of final fee	(1,921)
Loan payable, long term	$48,836

NOTE 6.  SHAREHOLDERS EQUITY

On May 22, 2018, the Company entered into an underwriting agreement with Jefferies LLC and Leerink Partners LLC, as representatives of several underwriters, or collectively the Underwriters, pursuant to which the Company agreed to issue and sell 12,500,000 shares of its common stock, par value $0.0001 per share, or Common Stock, to the Underwriters, or the Offering. The shares were sold at a public offering price of $4.00 per share, and were purchased by the Underwriters from the Company at a price of $3.76 per Share. Under the terms of the underwriting agreement, the Company granted the Underwriters the option, for 30 days, to purchase up to 1,875,000 additional shares of Common Stock at the public offering price.

On May 25, 2018, the Offering closed and the Company completed the sale and issuance of 12,500,000 shares of Common Stock. The Company received net proceeds from the Offering of approximately $46.7 million, after deducting the Underwriters’ discounts and commissions and offering expenses payable by the Company.  Subsequently, on June 25, 2018, the Underwriters exercised their option to purchase the full 1,875,000 shares of Common Stock at the public offering price of $4.00 per share that were purchased by the Underwriters from the Company at a price of $3.76 per Share and the Company received additional net proceeds of $7.1 million, after deducting the Underwriters’ commissions.  In aggregate, the Company completed the sale and issuance of 14,375,000 shares of Common Stock and received net proceeds from the Offering of approximately $53.8 million, after deducting the Underwriters’ discounts, commissions and offering expenses.

NOTE 7. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and the Company’s employee stock purchase program, or ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Research and development	$983	$1,414	$1,890	$2,445
General and administrative	1,620	1,376	3,138	2,454
Total	$2,603	$2,790	$5,028	$4,899

In January 2017, the Company granted PRSU awards to certain employees which vest upon the achievement of specified performance conditions, subject to the employees’ continued service relationship with the Company. None vested during the three and six months ended June 30, 2018 and 2017. However, the related compensation cost is recognized as an expense over the estimated vesting period when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted. The Company recognized $0.3 million and $0.4 million of related expense during the three and six months ended June 30, 2018, respectively.

At June 30, 2018, the Company had $14.5 million, $1.6 million, $0.3 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, RSU grants, PRSUs and the ESPP, respectively, that will be recognized over an average vesting period of 2.7 years, 1.0 years, 0.3 years and 0.2 years, respectively.

Option Exercises

For the three and six months ended June 30, 2018, zero options were exercised to purchase shares of the Company's common stock, with zero net proceeds to the Company.    For the three and six months ended June 30, 2017, 9,025 and 28,326 options, respectively, were exercised to purchase shares of the Company’s common stock, with insignificant net proceeds to the Company.

Restricted Stock Units

For the three and six months ended June 30, 2018, the Company issued zero shares, of its common stock upon vesting of restricted stock units to its employees.    For the three and six months ended June 30, 2017, the Company issued zero and 15,188 shares, respectively, of the Company’s common stock due to vesting of restricted stock units resulting in insignificant net proceeds to the Company.

Employee Stock Purchase Plan

In February 2018, the Company sold 68,589 shares under the ESPP. The shares were purchased by employees at a purchase price of $4.38 per share with proceeds to the Company of approximately $0.3 million. In February 2017, the Company sold 42,845 shares under the ESPP. The shares were purchased by employees at a purchase price of $8.77 per share with proceeds to the Company of approximately $0.4 million.

Issuance of Common Stock for Services

For the three and six months ended June 30, 2018, the Company issued 75,183 shares of common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Non-Employee Director Compensation Plan. The shares issued were valued at $0.3 million based on the fair value of the common stock on the date of grant. For the three and six months ended June 30, 2017, the Company issued 46,858 shares of common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Non-Employee Director Compensation Plan. The shares issued were valued at $0.2 million based on the fair value of the common stock on the date of grant.

NOTE 8. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three and six months ended June 30, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(22,291)	$(25,721)	$(39,310)	$(53,729)
Denominator:
Weighted average common shares outstanding - basic and diluted	52,824,483	47,403,243	50,206,470	47,373,404
Net loss per share - basic and diluted	$(0.42)	$(0.54)	$(0.78)	$(1.13)

For the three and six months ended June 30, 2018 the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 7.9 million and 8.0 million, respectively.

For the three and six months ended June 30, 2017, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 6.6 million and 6.4 million, respectively.

NOTE 9. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued clinical and non-clinical expenses	$5,518	$5,447
Accrued contract manufacturing	1,958	3,980
Derivative liability	546	—
Accrued professional and consulting services	368	530
Other	844	752
	$9,234	$10,709

NOTE 10. COLLABORATION AND LICENSING AGREEMENTS

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

The Company recorded $30,000 of other revenue for manufacturing supply of tenapanor and other materials to KHK for KHK’s product development and clinical trials in Japan, in accordance with the Company’s agreement with KHK, for the three and six months ended June 30, 2018.

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

There was no revenue recorded in the three and six month period ended June 30, 2018 related to the Fosun Agreement.

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

There was no revenue recorded in the three month period ended June 30, 2018 related to the Knight Agreement. In the six month period ended June 30, 2018, there was $2.3 million of revenue recorded related to the Knight Agreement and $0.5 million of cost of revenue pursuant to the AstraZeneca Termination Agreement.

AstraZeneca

In June 2015, the Company entered into a termination agreement with AstraZeneca, or the Termination Agreement, pursuant to which the Company remains liable to pay AstraZeneca license fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). To date in aggregate, the Company has recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KHK Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $1.0 million related to the KHK Agreement associated with a future milestone which the Company believes is not materially at risk for which the Company recorded an increase in current liabilities in the six month period ended June 30, 2018 reflecting the future payable to AstraZeneca and (iii) $0.5 million related to the Knight Agreement recorded in the six month period ended June 30, 2018.

NOTE 11. CONTINGENCIES

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

On May 16, 2018, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. and Western Alliance Bank.  The Loan Agreement provides for a $50.0 million term loan facility with a maturity date of November 1, 2022.  The full amount of the loan was funded on May 16, 2018.  We received net proceeds from the loan of $49.3 million, after deducting the closing fee, legal expenses and issuance cost.

On May 25, 2018, we completed an underwritten public offering of 12,500,000 shares of our common stock at a price to the public of $4.00 per share,  that were purchased by the Underwriters from the Company at a price of $3.76 per Share, and on June 25, 2018, we sold an additional 1,875,000 shares of our common stock at a price to the public of $4.00 per share,  that were purchased by the Underwriters from the Company at a price of $3.76 per Share, following the full exercise of the underwriters’ option to purchase additional  shares of common stock.  We received net proceeds from the offering of $53.8 million, after deducting the underwriting discounts,  commissions and offering expenses.

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

Cost of Revenue

Cost of revenue currently represents payments due to AstraZeneca, who under the terms of a termination agreement entered into in 2015 are entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the revenue that generates our liability for these license payments. To date in aggregate, we have recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KHK Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $1.0 million related to the KHK Agreement associated with a future milestone which we believe is not materially at risk for which we recorded an increase in current liabilities in the six month period ended June 30, 2018 reflecting the future payable to AstraZeneca and (iii) $0.5 million related to the Knight Agreement recorded in the six month period ended June 30, 2018.

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

We anticipate that our general and administrative expenses will increase in the future primarily because of (i) increased pre-commercial activities and personnel costs to support the potential launch of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis and (ii) expenses related to costs of operating as a public company primarily preparing for future integrated audits.

Provision for Income Taxes

The provision for income taxes was insignificant for the three and six months ended June  30, 2018 and zero for the three and six months ended June 30, 2017.   We expect to generate a net loss for the year ending December 31, 2018. Our deferred tax assets continue to be fully offset by a valuation allowance.

The Tax Cuts and Jobs Act ("TCJA") makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Company was able to determine a reasonable estimate of certain effects of the TCJA and has therefore recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities. The Securities and Exchange Commission has provided accounting and reporting guidance that allows the Company to report provisional amounts within a measurement period of up to one year from the date of enactment due to the complexities inherent in adopting the TCJA. The ultimate impact may differ from provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. As of June 30, 2018, the Company still considers its accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on its business and condensed consolidated financial statements over the next six months.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2018 and 2017

Revenue

Revenue for the three and six months ended June 30, 2018, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Licensing revenue	$—	$—	$2,320	$—
Other revenue	30	—	30	—
Total revenues	30	—	2,350	—
Dollar change from prior year	30		2,350
Percent change from prior year	*		*	—

* not meaningful

Revenue was  $30,000 for the three months ended June 30, 2018, an increase of $30,000, compared to zero for the three months ended June 30, 2017. The increase in revenue of $30,000 was related to the manufacturing supply of tenapanor and other materials to KHK for KHK’s product development and clinical trials in Japan in accordance with our agreement with KHK.

Revenue was  $2.4 million for the six months ended June 30, 2018, an increase of $2.4 million, compared to zero for the six months ended June 30, 2017. The increase in revenue was primarily from the licensing revenue of $2.3 million related to the license fees payment we received.

Cost of revenue

Cost of revenue for the three and six months ended June 30, 2018, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$—	$—	$464	$—
Dollar change from prior year	—		464
Percent change from prior year	*		*

* not meaningful

Cost of revenue was negligible for the three months ended June 30, 2018 and June 30, 2017.

Cost of revenue was $0.5 million for the six months ended June 30, 2018, an increase of $0.5 million, compared to zero for the six months ended June 30, 2017. The increase in cost of revenue of $0.5 million was due to the license fees paid to AstraZeneca pursuant to the Termination Agreement, corresponding to the revenue realized.

Research and Development

Research and development expenses for the three and six months ended June 30, 2018, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$16,046	$20,572	$29,396	$42,960
Dollar change from prior year	(4,526)		(13,564)
Percent change from prior year	(22)%		(32)%

Research and development expenses were $16.1 million for the three months ended June 30, 2018, a decrease of $4.5 million, or 22%, compared to $20.6 million for the three months ended June 30, 2017. The decrease consisted of a $2.4 million decrease in our external program costs and a $2.1 million decrease in our internal program costs.

The decrease in our external program costs of $2.4 million included a $2.2 million decrease related to discontinuation of the RDX7675 program and a $1.0 million decrease related to the reduction of activities associated with the RDX8940 program that was partially offset by $0.8 million primarily related to an increase in expense due to the start of our second tenapanor hyperphosphatemia Phase 3 study.

The decrease in our internal costs of $2.1 million was primarily due to a decrease in personnel costs, including stock-based compensation costs as a result of a reduction in force during the third quarter of 2017, and a related decrease in research and development activities.

Research and development expenses were $29.4 million for the six months ended June 30, 2018, a decrease of $13.6 million, or 32%, compared to $43.0 million for the six months ended June 30, 2017. The decrease consisted of a $9.4 million decrease in our external program costs and a $4.2 million decrease in our internal program costs.

The decrease in our external program costs of $9.4 million included a $5.5 million decrease related to discontinuation of the RDX7675 program, a $1.6 million decrease related to the reduction of activities associated with  the RDX8940 program and  a net $2.3 million decrease in expense primarily for clinical development activities related to the completion of our tenapanor IBS-C Phase 3 clinical program as well as our first tenapanor hyperphosphatemia Phase 3 clinical trial that was partially offset by an increase in expenses incurred related to the start of our second tenapanor hyperphosphatemia Phase 3 study.

The decrease in our internal costs of $4.2 million was primarily due to a decrease in personnel costs, including stock-based compensation costs, as a result of a reduction in force during the third quarter of 2017, and a related decrease in research and development activities.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2018, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative	$6,138	$5,846	$12,329	$11,892
Dollar change from prior year	292		437
Percent change from prior year	5%		4%

General and administrative expenses were $6.1 million for the three months ended June 30, 2018, an increase of $0.3 million, or 5%, compared to $5.8 million for the three months ended June 30, 2017. The increase was primarily due to an increase in professional services and stock-based compensation expense, partially offset by a reduction in personnel costs due to reduction in force during the third quarter of 2017.

General and administrative expenses were $12.3 million for the six months ended June 30, 2018, an increase of $0.4 million, or 4%, compared to $11.9 million for the six months ended June 30, 2017. The increase was primarily due to an increase in professional services and stock-based compensation expense, partially offset by a reduction in personnel costs due to reduction in force during the third quarter of 2017.

Liquidity and Capital Resources

The following table displays a summary of our cash, cash equivalents and short-term investments as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$91,751	$75,383
Short-term investments	120,980	58,593
Total liquid funds	$212,731	$133,976

On May 16, 2018, we entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. and Western Alliance Bank.  The Loan Agreement provides for a $50.0 million term loan facility with a maturity date of November 1, 2022.  The full amount of the loan was funded on May 16, 2018.  We received net proceeds from the loan of $49.3 million, after deducting the closing fee, legal expenses and issuance cost.

On May 25, 2018, we completed an underwritten public offering of 12,500,000 shares of our common stock at a price to the public of $4.00 per share, that were purchased by the Underwriters from the Company at a price of $3.76 per Share, and on June 25, 2018, we sold an additional 1,875,000 shares of our common stock at a price to the public of $4.00 per share, that were purchased by the Underwriters from the Company at a price of $3.76 per Share, following the full exercise of the underwriters’ option to purchase an additional  shares of common stock. We received net proceeds from the offering of $53.8 million, after deducting the underwriting discounts, commissions and offering expenses.

Our primary sources of cash have been primarily from past equity financings,  debt financings and collaboration partnerships, including past collaboration partnerships with AstraZeneca and Sanofi and more recent collaboration partnerships with KHK, Fosun Pharma, and Knight. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of June 30, 2018 will be sufficient to meet our projected operating requirements for at least the next 12-months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may enter into additional collaboration partnerships with third-parties to participate in their development and commercialization, our future funding requirements will depend on many factors, including the following:

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

•

the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates: and

•	requirements to pay the interest and principal of our Loan Agreement and the restrictions, penalties and covenants therein.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(24,819)	$(50,647)
Cash (used in) provided by investing activities	(62,176)	39,261
Cash provided by financing activities	103,363	424
Net increase (decrease) in cash and cash equivalents	$16,368	$(10,962)

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2018, was approximately $24.8 million. The net loss of $39.3 million was adjusted for non-cash charges of $1.3 million related to depreciation amortization and non-cash interest expense and $5.0 million for stock-based compensation, and an increase to cash of $8.2 million related to other working capital items associated with changes in our net operating assets and liabilities primarily related to a decrease of receivables related to the Fosun Agreement offset by working capital related to clinical development and manufacturing of tenapanor.

Net cash used in operating activities during the six months ended June 30, 2017 was approximately $50.6 million. The net loss of $53.7 million was adjusted for non-cash charges of $1.7 million for depreciation and amortization and $4.9 million for stock-based compensation, and a decrease to cash of $3.5 million related to other working capital items associated with changes in our net operating assets and liabilities, primarily related to a decrease in pre-payments to vendors for clinical development and manufacturing activities, and a decrease of accounts payable and accrued liabilities primarily due to expenses for the activities for tenapanor, RDX7675 and RDX8940.

Cash Flows from Investing Activities

Net cash used in investing activities was $62.2 million for the six months ended June 30, 2018, primarily due to purchases of investments of $119.0 million offset by maturities of investments of $56.0 million and redemptions of investments of $0.8 million.

Net cash provided by investing activities was $39.3 million for the six months ended June 30, 2017 and was primarily due to maturities and sales of investments of $85.9 million. This was offset by purchases of investments of $44.7 million and acquisition of property and equipment of $1.9 million related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018, was $103.4 million, primarily due to net proceeds of $53.8 million, after deducting the underwriting discounts and commissions and offering expenses from an underwritten public offering of our common stock in May 2018, net proceeds of $49.3 million, after deducting the closing fee, legal expenses and issuance cost from the term loan provided by Solar Capital Ltd. and Western Alliance Bank, and net proceeds of $0.3 million from issuance of common stock under the employee stock purchase plan, or ESPP.

Net cash provided by financing activities for the six months ended June 30, 2017 was $0.4 million and was due to proceeds from issuance of common stock under ESPP.

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of June 30, 2018. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2018, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of June 30, 2018, we had an accumulated deficit of $313.5 million.

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

Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On May 16, 2018, we entered into a loan and security agreement with Silicon Valley Bank and Western Alliance Bank, or collectively the Lenders, pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility with a maturity date of November 1, 2022, or the Term Loan.  The full amount of the loan was funded on May 16, 2018. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

Additionally, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. Under the loan and security agreement, an event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lenders determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lenders to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others’ rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The Lenders could also exercise their rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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
•

the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and

•	the payment of interest and principal related to our loan and security agreement entered into during May 2018.

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

We have developed a proprietary drug discovery and design platform to enable the identification, screening, testing, design and development of new product candidates, and have developed APECCS as a component of this of this platform. We have utilized APECCS in the design of our small molecules and to identify new and potentially novel targets in the GI tract. However, there can be no assurance that APECCS will be able to identify new targets in the GI tract or that any of these potential targets or other aspects of our proprietary drug discovery and design platform will yield product candidates that could enter clinical development and, ultimately, be commercially valuable. In addition, as we focus our efforts on the discovery and design of therapies for the treatment of renal diseases, we may need to further develop our proprietary drug discovery and design platform to enhance its usefulness in the identification, screening, testing, design and development of new product candidates for the treatment of renal diseases. There can be no assurances that we will be successful in such additional development of our platform or that our platform will yield product candidates for the treatment of renal diseases.

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

While we have continued to work to optimize our management composition, personnel and systems to support our current activities for future growth, these resources may not be adequate for this purpose. Our need to effectively execute our business strategy requires that we:

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical studies. There are a limited number of suppliers for raw materials and certain processes, such as spray drying, that we use to manufacture our drugs, and there may be a need to identify alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials or processes by our manufacturers. Although we generally do not begin a clinical study unless we believe we have on hand, or will be able to manufacture, a sufficient supply of a product candidate to complete such study, any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical study due to the need to replace a third-party manufacturer could considerably delay completion of our clinical studies, product testing, and potential regulatory approval of our product candidates, which could harm our business and results of operations.

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

In July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extended this implementation date to January 1, 2024. Additionally, section 204 of the Stephen Beck, Jr., Achieving a Better Life Experience Act of 2014, or ABLE, provides that payment for oral-only ESRD drugs cannot be made under the ESRD Prospective Payment System prior to January 1, 2025. As a result of the recent legislation, beginning in 2025, oral-only ESRD-related drugs may be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact that bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor, if approved. We may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

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

We are highly dependent on the services of our President and Chief Executive Officer, Michael Raab, our Chief Operating Officer, and our Chief Development Officer, David Rosenbaum, Ph.D. If we are not able to retain these members of our management team, or recruit additional management, clinical and scientific personnel, our business will suffer.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon Michael Raab, our President and Chief Executive Officer and David Rosenbaum, Ph.D., our Chief Development Officer. The loss of services of any of these individuals could delay or impair the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. Although we have entered into employment agreements with our senior management team, including Mr. Raab and Dr. Rosenbaum, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

sales of debt securities and sales or licensing of assets;

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

As of June 30, 2018, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund associated with one of our directors, collectively beneficially owned approximately 26.4% of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 29.0% of our capital stock, including outstanding restricted stock units that will vest within 60 days of June 30, 2018, and warrants and stock options exercisable for shares of our common stock within 60 days of June 30, 2018. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with NEA alone will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to influence or control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2018, we had 62,053,751 shares of common stock outstanding. Of those shares, approximately 15.7 million were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

As of June 30, 2018, approximately 0.6 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 5.1 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of June 30, 2018, approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of June 30, 2018, the holders of approximately 5.6 million shares of our outstanding common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 16, 2018, we entered into a loan and security agreement pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility. Covenants in the loan and security agreement limit our ability to pay dividends or make other distributions. For additional information refer to Note 5 in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10 Q.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1	Loan and Security Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.				X
10.2	Exit Fee Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.				X

10.3 #	Transition and Separation Agreement dated July 8, 2018, by and between the Company and Reginald Seeto, MBBS.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

X

#Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 7, 2018	By:	/s/ Mark Kaufmann
Mark Kaufmann
Chief Financial Officer
(Principal Financial and Accounting Officer)