Form 10-Q
period 2018-09-30
ARDELYX, INC.
filed 2018-11-07
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐    No ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of November 1, 2018, was 62,134,530.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$75,015	$75,383
Short-term investments	111,391	58,593
Accounts receivable	167	10,796
Unbilled license revenue	5,000	—
Prepaid expenses and other current assets	7,749	4,940
Total current assets	199,322	149,712
Property and equipment, net	5,996	8,032
Other assets	1,350	159
Total assets	$206,668	$157,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,269	$3,933
Accrued compensation and benefits	2,306	3,229
Uncharged license fees	1,000	—
Accrued and other liabilities	9,974	10,709
Total current liabilities	15,549	17,871
Loan payable, long term	49,020	—
Other long-term liabilities	651	720
Total liabilities	65,220	18,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 62,106,121 and 47,534,979 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	6	5
Additional paid-in capital	479,109	417,568
Accumulated deficit	(337,650)	(278,214)
Accumulated other comprehensive loss	(17)	(47)
Total stockholders’ equity	141,448	139,312
Total liabilities and stockholders’ equity	$206,668	$157,903

(1)	Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Licensing revenue	$—	$—	$2,320	$—
Other revenue	172	—	202	—
Total revenues	172	—	2,522	—
Cost of revenue	2	—	466	—
Gross profit	170	—	2,056	—
Operating expenses:
Research and development	17,941	15,365	$47,337	$58,325
General and administrative	5,961	5,860	18,290	17,752
Total operating expenses	23,902	21,225	65,627	76,077
Loss from operations	(23,732)	(21,225)	(63,571)	(76,077)
Other (expense) income, net	(394)	501	141	1,624
Loss before provision for income taxes	(24,126)	(20,724)	(63,430)	(74,453)
Provision for income taxes	—	—	6	—
Net loss	$(24,126)	$(20,724)	$(63,436)	$(74,453)
Net loss per common share, basic and diluted	$(0.39)	$(0.44)	$(1.17)	$(1.57)
Shares used in computing net loss per share - basic and diluted	62,071,397	47,464,310	54,204,907	47,404,039
Comprehensive loss:
Net loss	(24,126)	(20,724)	$(63,436)	$(74,453)
Unrealized (loss) gain on available-for-sale securities, net of tax	19	30	30	61
Comprehensive loss	$(24,107)	$(20,694)	$(63,406)	$(74,392)

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(63,436)	$(74,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,005	1,965
Amortization of deferred financing costs	144	360
Amortization of deferred compensation for services	177	142
Amortization of premium on investment securities	(708)	57
Stock-based compensation	6,976	7,001
Change in derivative liabilities	56	—
Non-cash interest expense relating to loan payable	164	—
Changes in operating assets and liabilities:
Accounts receivable	10,629	—
Prepaid expenses and other assets	(3,908)	(2,178)
Accounts payable	(1,609)	(3,182)
Accrued compensation and benefits	(923)	(439)
Accrued and other liabilities	(1,405)	839
Net cash used in operating activities	(51,838)	(69,888)
Investing activities
Proceeds from maturities of investments	95,450	109,923
Sales and redemptions of investments	850	16,857
Purchases of investments	(148,360)	(70,384)
Purchases of property and equipment	(24)	(2,327)
Net cash (used in) provided by investing activities	(52,084)	54,069
Financing activities
Proceeds from loan payable, net of issuance costs	49,292	—
Proceeds from underwritten public offering, net of issuance costs	53,770	—
Proceeds from issuance of common stock under stock plans	492	675
Net cash provided by financing activities	103,554	675
Net decrease in cash and cash equivalents	(368)	(15,144)
Cash and cash equivalents at beginning of period	75,383	74,598
Cash and cash equivalents at end of period	$75,015	$59,454
Supplementary disclosure of non-cash financing information:
Issuance of derivative in connection with issuance of loan payable	$546	$—

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or “the Company,” is a specialized biopharmaceutical company focused on developing disruptive medicines for the treatment of cardiorenal disease. Tenapanor, a first-in-class inhibitor of NHE3, is being evaluated in a second Phase 3 trial for the treatment of hyperphosphatemia in patients with end-stage renal disease, or ESRD, who are on dialysis. The Company is also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. In September 2018, the Company submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for tenapanor for the treatment of people with irritable bowel syndrome with constipation, or IBS-C.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2018, are not necessarily indicative of results to be expected for the entire year ending December 31, 2018, or future operating periods.

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

Revenue Recognition

On January 1, 2018 the Company adopted the new standard for Revenue from Contracts with Customers, ASC 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period. As a result of the adoption of the new standard, on January 1, 2018, the Company recorded the following: (i) an increase in current assets of $5.0 million representing a future receivable related to the first milestone under the Company’s license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, which the Company believes is not materially at risk, (ii) an increase in current liabilities of $1.0 million representing a future payable related to the corresponding payment to AstraZeneca AB, or AstraZeneca, in accordance with the Company’s termination agreement with AstraZeneca and (iii) a related decrease in its accumulated deficit of approximately $4.0 million as the new standard permits revenue from milestones that possess certain criteria to be recognized earlier as the new standard contains different recognition criteria related to milestones than under the previous standard, Revenue Recognition, Multiple-Element Arrangements - Licensing revenues, ASC 605.

The Company enters into licensing agreements which are within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties.  The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and future royalties on net sales of licensed products.  Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

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

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options.  The Company assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.  If the Company is entitled to additional payments when the customer exercises these options, any payments are recorded in other revenues when the customer obtains control of the goods, which is upon delivery.

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

Derivatives and Hedging Activities

The Company accounts for its derivative instruments as either assets or liabilities on the condensed consolidated balance sheet and measures them at fair value. Derivatives are adjusted to fair value through other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.

Reclassification

Approximately $0.2 million in the nine months ended September 30, 2017, which was previously recorded within “Proceeds from issuance of common stock under stock plans” in Operating activities in the Statement of Cash Flows, has been reclassified as a Changes in operating assets and liabilities item “Prepaid expenses and other assets” within Operating activities.

Recent Accounting Pronouncements

New Accounting Pronouncements - Recently Adopted

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

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

As a result of adopting Topic 606 on January 1, 2018, the following financial statement line items in the Company’s Condensed Consolidated Balance Sheet at September 30, 2018 and the Condensed Consolidated Statement of Income for the nine months ended September 30, 2018 were affected.

	September 30, 2018
	As Reported	Under Topic 605	Effect of Change
Total current assets	$199,322	194,322	$5,000
Total current liabilities	15,549	14,549	1,000
Accumulated deficit	(337,650)	(341,650)	4,000

	Nine Months Ended September 30, 2018
	As Reported	Under Topic 605	Effect of Change
Revenue:
Licensing revenue	$2,320	2,320	$—
Other revenue	202	202	—
Cost of revenue	466	466	—

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces most current lease guidance when it becomes effective. This standard update intends to increase the transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, related to another transition method in lease accounting. If elected, the transition method allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are evaluating the impact of the adoption of this standard on the consolidated financial statements. The Company plans to adopt the new guidance effective January 1, 2019, using a modified retrospective approach and based on initial assessment of ASU No.2016-02 as of September 30, 2018, the Company believes the largest impact to its balance sheet will be from recognizing a right of use asset and corresponding lease liability related to its property leases in Fremont and Boston. The Company is continuing to evaluate the full impact the adoption of Topic 842 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 considers cost and benefits, and removes, modifies and adds disclosure requirements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty is to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of September 30, 2018 and December 31, 2017, are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	September 30, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$2,787	—	—	$2,787
Money market funds	66,235	—	—	66,235
Corporate bonds	1,999	—	—	1,999
Commercial paper	3,994	—	—	3,994
Total cash and cash equivalents	$75,015	$—	$—	$75,015
Short-term investments
U.S. treasury securities	7,959	—	(2)	7,957
Corporate bonds	34,449	—	(9)	34,440
Commercial paper	61,116	—	(5)	61,111
Asset-backed securities	7,884	—	(1)	7,883
Total short-term investments	$111,408	$—	$(17)	$111,391
Total cash equivalents and investments	$186,423	$—	$(17)	$186,406

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$5,882	$—	$—	$5,882
Money market funds	68,651	—	—	68,651
Commercial paper	850	—	—	850
Total cash equivalents and investments	$75,383	$—	$—	$75,383
Short-term investments
U.S. treasury securities	$3,994	—	(1)	$3,993
Corporate bonds	26,853	—	(26)	26,827
Commercial paper	19,584	—	(14)	19,570
Asset-backed securities	8,209	—	(6)	8,203
Total short-term investments	$58,640	$—	$(47)	$58,593
Total cash equivalents and investments	$134,023	$—	$(47)	$133,976

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

All available-for-sale securities held as of September 30, 2018, had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of September 30, 2018, no investment was in a continuous unrealized loss position for more than one year and the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$66,235	$66,235	$—	$—
U.S. treasury securities	7,957	7,957	—	—
Corporate bonds	36,439	—	36,439	—
Commercial paper	65,105	—	65,105	—
Asset-backed securities	7,883	—	7,883	—
Total	$183,619	$74,192	$109,427	$—

Liabilities:
Derivative liability for exit fee	$556	$—	$—	$556
Foreign currency derivative contracts	46	$—	$46	$—
Total	$602	$—	$46	$556

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,651	$68,651	$—	$—
U.S. treasury securities	3,993	3,993	—	—
Corporate bonds	26,827	—	26,827	—
Commercial paper	20,420	—	20,420	—
Asset-backed securities	8,203	—	8,203	—
Total	$128,094	$72,644	$55,450	$—

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds, U.S. treasury securities and U.S. government-sponsored agency bonds as Level 1. When quoted market prices are not available for the specific security, the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The Company classifies corporate bonds, commercial paper and asset-backed securities as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. There were no transfers between Level 1 and Level 2 during the periods presented.

In May 2018, pursuant to the loan and security agreement with Solar Capital Ltd. and Western Alliance Bank (see “Note 6. Borrowings”), the Company entered into an Exit Fee Agreement under which the Company agreed to pay $1.5 million in cash, or the Exit Fee, upon any change of control transaction in respect of the Company or if the Company obtains both (i) FDA approval of tenapanor in the treatment of hyperphosphatemia in ESRD patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C. Notwithstanding the prepayment or termination of the Term Loan, the Company’s obligation to pay the Exit Fee will expire May 16, 2028. The Company evaluated that the Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the Exit Fee is recorded as a derivative liability and included in accrued and other liabilities on the accompanying consolidated balance sheet.  As of September 30, 2018, the estimated fair value of the Exit Fee was determined to be $556,000 and the derivative liability for Exit Fee increased by $10,000 from $546,000 as of June 30, 2018, primarily as a result of a change to the inputs of the calculation and the time value of money, which is presented as a component of change in derivative liabilities in the Company’s condensed consolidated statements of operations.

The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.5 million payment to Solar Capital Ltd. and Western Alliance Bank as a result of the FDA approvals, and ii) a discount rate which was derived from the Company's estimated cost of debt. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative instrument and it is estimated that a 10% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $0.1 million.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in derivative liabilities for Exit Fee in the Company's condensed consolidated statements of operations and were as follows for the nine months ended September 30, 2018 (in thousands):

Estimated Fair Value
of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2017	$—
Initial estimated fair value of derivative liability for exit fee	546
Balance of Level 3 Liabilities at June 30, 2018	546
Change in estimated fair value of derivative liability for exit fee	10
Balance of Level 3 Liabilities at September 30, 2018	$556

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both September 30, 2018 and December 31, 2017, due to their short-term nature.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to secure a foreign currency exchange rate when a contract is executed involving payment in a foreign currency in order to minimize cash flow exposure to fluctuating exchange rates. Such exposure results from portions of the Company’s forecasted cash outflows being denominated in currencies other than the U.S. dollar, primarily the Swiss franc. The derivative instruments the Company uses to hedge this exposure are not designated as cash flow hedges, and as a result, changes in their fair value are recorded in other (expense) income, net, on the Company's condensed consolidated statements of operations and comprehensive loss.

The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates and take into consideration the current creditworthiness of the counterparties. Information regarding the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations is provided below.

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of September 30, 2018 (notional amounts in thousands):

		Aggregate Notional
		Amount in Foreign
Foreign Exchange Contracts	Number of Contracts	Currency	Maturity
Swiss francs	2	6,002	Nov. 2018 - Mar. 2019
Total	2

The maximum length of time over which the Company is hedging its exposure to changes in exchange rates is March 2019.

The derivative liability balance of $45,566 is recorded in accrued and other liabilities on the condensed consolidated balance sheet as of September 30, 2018, and the net loss associated with the Company's derivative instruments of $45,566 is recognized in other (expense) income, net on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018.

As of September 30, 2018, we had open forward foreign currency exchange contracts with notional amounts of $6.2 million. A hypothetical 10% strengthening in the Swiss francs exchange rates compared with the U.S. dollar relative to exchange rates at September 30, 2018 would have resulted in a reduction in the value received over the remaining life of these contracts of approximately $0.6 million and, if realized, would negatively affect earnings during the remaining life of the contracts.

NOTE 6.  BORROWINGS

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

Borrowings under the Term Loan bear interest at a floating per annum rate equal to 7.45% plus the one-month LIBOR.  The Company is permitted to make interest-only payments on the Term Loan through June 1, 2020, unless the Company achieves its primary endpoint in the Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis, prior to June 1, 2020, in which case the Company is permitted to make interest-only payments on the Term Loan through December 1, 2020.  Accordingly, beginning on either June 1, 2020 or December 1, 2020, as applicable, through the maturity date, the Company will be required to make monthly payments of interest plus repayment of the Term Loan in consecutive equal monthly installments of principal.  The Company paid a closing fee of 1% of the Term Loan, or $0.5 million, upon the closing of the Term Loan. The Company is obligated to pay a final fee equal to 3.95% of the Term Loan upon the earliest to occur of the maturity date, the acceleration of the Term Loan, the prepayment or repayment of the Term Loan or the termination of the Loan Agreement.  The Company may voluntarily prepay the outstanding Term Loan, subject to a prepayment premium of (i) 3% of the principal amount of the Term Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date.  The Term Loan is secured by substantially all the Company’s assets, except for our intellectual property and certain other customary exclusions.  Additionally, in connection with the Term Loan, the Company entered into an Exit Fee Agreement, whereby the Company agreed to pay an exit fee in the amount of 3% of the Term Loan, or the Exit Fee, upon any change of control transaction in respect of the Company or if the Company obtains both (i) FDA approval of tenapanor in the treatment of hyperphosphatemia in ESRD patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C.  Notwithstanding the prepayment or termination of the Term Loan, the obligation to pay the Exit Fee will expire 10 years from the Closing Date.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. Additionally, if the Company elects to enter into an exclusive license agreement for the use of its intellectual property in the United States (other than for tenapanor for hyperphosphatemia or for our FXR and TGR5 agonist programs) and has not obtained the written consent of the Lenders to enter into such license agreement, the Company has agreed to maintain unrestricted cash and cash equivalents of at least $50.0 million, until the Company achieves its primary endpoint in the second Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis. As of September 30, 2018, the Company was in compliance with all of the covenants set forth in the Loan Agreement.

In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including our cash.  Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. As of September 30, 2018, to the Company’s knowledge, there were no facts or circumstances in existence giving rise to an event of default.

As of September 30, 2018, assuming the principal payments start on December 1, 2020, the Company’s future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2018	$—
2019	—
2020	2,083
2021	25,000
2022	24,892
Total principal and final fee payments	51,975
Less: Unamortized discount and debt issuance costs	(1,144)
Less: Unaccreted value of final fee	(1,811)
Loan payable, long term	$49,020

NOTE 7.  SHAREHOLDERS EQUITY

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

NOTE 8. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and the Company’s employee stock purchase program, or ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Research and development	$880	$916	$2,770	$3,361
General and administrative	1,068	1,186	4,206	3,640
Total	$1,948	$2,102	$6,976	$7,001

In January 2017, the Company granted 161,865 PRSUs to certain employees that vest upon the achievement of specified performance conditions, subject to the employees’ continued service relationship with the Company through the date of achievement. At September 30, 2018, 125,895 of these PRSUs were outstanding. None of the PRSUs vested during each of the three and nine months ended September 30, 2018 and 2017. However, the related compensation cost is recognized as an expense over the estimated vesting period when achievement of the milestone is considered probable. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted. The Company recognized $0.1 million and $0.5 million of related expense during the three and nine months ended September 30, 2018, respectively.

In July 2018, the Company granted 903,374 PRSUs to its employees that vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company through the achievement date. At September 30, 2018, 903,374 of these PRSUs were outstanding. Based on the evaluation of the performance conditions at September 30, 2018, the Company has not recorded stock-based compensation expense for the three months ended September 30, 2018 related to these PRSUs. The Company will continue to evaluate the performance conditions for these PRSUs at each reporting period and will record compensation expense related to the PRSUs accordingly.

At September 30, 2018, the Company had $14.4 million, $1.2 million, $0.1 million and $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, RSU grants, PRSU grants and the ESPP, respectively, that will be recognized over an average vesting period of 2.8 years, 1.7 years, 0.1 years and 0.4 years, respectively.

Option Exercises

For each of the three and nine months ended September 30, 2018, zero options were exercised to purchase shares of the Company's common stock, with zero net proceeds to the Company.  For the three and nine months ended September 30, 2017, 4,833 and 33,159 options, respectively, were exercised to purchase shares of the Company’s common stock, with insignificant net proceeds to the Company.

Restricted Stock Units

For each of the three and nine months ended September 30, 2018, the Company issued zero shares, of its common stock upon vesting of RSUs or PRSUs to its employees.  For the three and nine months ended September 30, 2017, the Company issued zero and 15,188 shares, respectively, of its common stock due to vesting of RSUs.

Employee Stock Purchase Plan

In February 2018, the Company sold 68,589 shares of its common stock under the ESPP. The shares were purchased by employees at a purchase price of $4.38 per share with proceeds to the Company of approximately $0.3 million. In August 2018, the Company sold 52,370 shares of its common stock under the ESPP. The shares were purchased by employees at a purchase price of $3.66 per share with proceeds to the Company of approximately $0.2 million.

Issuance of Common Stock for Services

For the three and nine months ended September 30, 2018, the Company issued zero and 75,183 shares, respectively, of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Non-Employee Director Compensation Program. The shares issued were valued at $0.3 million based on the fair value of the common stock on the date of grant. For the three and nine months ended September 30, 2017, the Company issued zero and 46,858 shares, respectively, of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Non-Employee Director Compensation Program. The shares issued were valued at $0.2 million based on the fair value of the common stock on the date of grant.

NOTE 9. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three and nine months ended September 30, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(24,126)	$(20,724)	$(63,436)	$(74,453)
Denominator:
Weighted average common shares outstanding - basic and diluted	62,071,397	47,464,310	54,204,907	47,404,039
Net loss per share - basic and diluted	$(0.39)	$(0.44)	$(1.17)	$(1.57)

For the three and nine months ended September 30, 2018 the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 8.3 million and 8.1 million, respectively.

For the three and nine months ended September 30, 2017, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 7.0 million and 6.6 million, respectively.

NOTE 10. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued clinical and non-clinical expenses	$6,792	$5,447
Accrued contract manufacturing expenses	977	3,980
Accrued professional and consulting services	627	530
Derivative liability for exit fee	556	—
Foreign currency derivative contract	46	—
Other	976	752
	$9,974	$10,709

NOTE 11. COLLABORATION AND LICENSING AGREEMENTS

Kyowa Hakko Kirin Co., Ltd., or KHK

In November 2017, the Company entered into an exclusive license agreement with KHK, or the KHK Agreement, for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. The Company assessed these arrangements in accordance with Topic 606 and concluded that the contract counterparty, KHK, is a customer. Under the terms of the KHK Agreement, the Company received $30.0 million in up-front license fees which was recognized as revenue when the agreement was executed. Based on the Company’s assessment, it identified that the license and the manufacturing supply services were its material performance obligations at the inception of the agreement, and as such each of the performance obligations are distinct.  Additionally, on January 1, 2018, the Company recorded an increase in current assets of $5.0 million and an increase in current liabilities of $1.0 million related to the first milestone under the KHK Agreement which the Company believes is not materially at risk, reflecting revenues and cost of revenue, respectively, that would have been recognized in the fourth quarter 2017 if the Company had adopted Topic 606 prior to January 1, 2018.

In addition to the up-front license fee of $30.0 million, the Company may be entitled to receive up to $55.0 million in total development milestones and 8.5 billion yen in commercialization milestones, as well as reimbursement of cost, plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement.

For the three and nine months ended September 30, 2018, $0.2 million of other revenue was recorded for manufacturing supply of tenapanor and other materials to KHK for KHK’s product development and clinical trials in Japan, in accordance with the Company’s agreement with KHK, and a negligible cost of revenue was recorded pursuant to the AstraZeneca Termination Agreement.

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

For the three and nine months ended September 30, 2018, there was no revenue recorded related to the Fosun Agreement.

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

For the three and nine months ended September 30, 2018, zero and $2.3 million of revenue, respectively, was recorded related to the Knight Agreement, and zero and $0.5 million of cost of revenue, respectively, was recorded pursuant to the AstraZeneca Termination Agreement.

AstraZeneca

In June 2015, the Company entered into a termination agreement with AstraZeneca, or the AstraZeneca Termination Agreement, pursuant to which the Company remains liable to pay AstraZeneca license fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). To date in aggregate, the Company has recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KHK Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $0.5 million related to the Knight Agreement recorded in the nine month period ended September 30, 2018 and (iii) $1.0 million related to the KHK Agreement associated with a future milestone which the Company believes is not materially at risk for which the Company recorded an increase in current liabilities in the nine month period ended September 30, 2018 reflecting the amount that will be paid to AstraZeneca when KHK achieves the milestone.

NOTE 12. CONTINGENCIES

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2017. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx”, “Company”, “we”, “us”, and “our” refer to Ardelyx, Inc.

About Ardelyx

We are a specialized biopharmaceutical company focused on developing first-in-class, disruptive medicines for the treatment of cardiorenal disease. This includes patients with end-stage renal disease, or ESRD, who suffer from elevated serum phosphorus, or hyperphosphatemia; and patients with chronic kidney disease, or CKD, and/or heart failure who have elevated serum potassium, or hyperkalemia. We have also developed a number of programs directed toward treating gastrointestinal, or GI, disorders, including the treatment of irritable bowel syndrome with constipation, or IBS-C.

Our portfolio is led by the development of tenapanor, a first-in-class inhibitor of NHE3. In our renal pipeline, tenapanor is being evaluated in a second Phase 3 trial for the treatment of hyperphosphatemia in patients with ESRD who are on dialysis. We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia.

We have also developed tenapanor for the treatment of people with irritable bowel syndrome with constipation, or IBS-C. In 2017, we completed the T3MPO program for this indication, including two Phase 3 studies, both of which achieved statistical significance for the primary endpoint, and a long-term safety extension study. Based on the results of the T3MPO clinical program in IBS-C, we submitted our first NDA to FDA in September 2018 for tenapanor for the treatment of IBS-C.

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

On May 25, 2018, we completed an underwritten public offering of 12,500,000 shares of our common stock at a price to the public of $4.00 per share, that were purchased by Jefferies LLC, or Jefferies, and Leerink Partners LLC, or Leerink, as representatives of several underwriters, or collectively the Underwriters from the Company at a price of $3.76 per share, and on June 25, 2018, we sold an additional 1,875,000 shares of our common stock at a price to the public of $4.00 per share, that were purchased by the Underwriters from the Company at a price of $3.76 per share, following the full exercise of the underwriters’ option to purchase additional  shares of common stock. We received net proceeds from the offering of $53.8 million, after deducting the underwriting discounts, commissions and offering expenses.

We expect to incur operating losses for the foreseeable future as a result of our continued development of tenapanor and our preparations for the commercialization of tenapanor, including costs associated with completing the on-going Phase 3 development program for tenapanor for the treatment of hyperphosphatemia in patients with ESRD on dialysis, as well as the advancement of our research programs into the preclinical stage and the progression of our early stage research. To date, we have funded our operations from the sale and issuance of common stock, convertible preferred stock, funds from our former collaboration partnerships funds from license agreements, and funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.

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

During the first quarter of 2018, we executed license agreements with Knight for the development, commercialization and distribution of tenapanor for hyperphosphatemia and IBS-C in Canada. Under the terms of the Knight license agreement, the Company received a nonrefundable payment of CAD 3 million, or U.S. $2.3 million, in up-front license fees, which was recorded as revenue when the contract was executed. The agreement also provides for development and commercialization milestone payments, which will be recorded as revenue when we achieve the underlying milestone.

On January 1, 2018 we adopted the new standard for Revenue from Contracts with Customers, ASC 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period. On January 1, 2018, we recorded an increase in current assets of $5.0 million reflecting a future receivable related to the first milestone under our license with KHK, which we believe is not materially at risk, an increase in current liabilities of $1.0 million reflecting a future payable related to the corresponding payment to AstraZeneca, in accordance with our termination agreement with AstraZeneca and a related decrease in its accumulated deficit of approximately $4.0 million as the new standard permits revenue from certain milestones to be recognized earlier as the new standard contains different recognition criteria related to milestones than under the previous standard, ASC 605.

Cost of Revenue

Cost of revenue currently represents payments due to AstraZeneca, who under the terms of a termination agreement entered into in 2015 are entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the revenue that generates our liability for these license payments. To date in aggregate, we have recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KHK Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $0.5 million related to the Knight Agreement recorded in the nine month period ended September 30, 2018 and (iii) $1.0 million related to the KHK Agreement associated with a future milestone which we believe is not materially at risk for which we recorded an increase in current liabilities in the nine month period ended September 30, 2018 reflecting the amount that will be paid  to AstraZeneca when KHK achieves the milestone.

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

We anticipate that our general and administrative expenses will increase in the future primarily because of (i) increased pre-commercial activities, personnel costs and professional fees for services to support the potential launch and commercialization of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis and (ii) expenses related to costs of operating as a public company primarily preparing for future integrated audits.

Provision for Income Taxes

The provision for income taxes was insignificant for the three and nine months ended September 30, 2018 and zero for the three and nine months ended September 30, 2017.   We expect to generate a net loss for the year ending December 31, 2018. Our deferred tax assets continue to be fully offset by a valuation allowance.

The Tax Cuts and Jobs Act ("TCJA") makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Company was able to determine a reasonable estimate of certain effects of the TCJA and has therefore recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities. The Securities and Exchange Commission has provided accounting and reporting guidance that allows the Company to report provisional amounts within a measurement period of up to one year from the date of enactment due to the complexities inherent in adopting the TCJA. The ultimate impact may differ from provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. As of September 30, 2018, the Company still considers its accounting for the impacts of the new law to be provisional and will continue to assess the impact of the recently enacted tax law on its business and condensed consolidated financial statements over the next three months.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to research and development expense, accruals and stock-based compensation to be critical policies. Other than the implementation of Topic 606, there have been no changes to our critical accounting policies since we filed our 2017 Form 10-K with the SEC on March 14, 2018. For a description of our critical accounting policies, please refer to our Form 10-K we filed with the SEC on March 14, 2018.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2018 and 2017

Revenue

Revenue for the three and nine months ended September 30, 2018, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Licensing revenue	$—	$—	$2,320	$—
Other revenue	172	—	202	—
Total revenues	172	—	2,522	—
Dollar change from prior year	172		2,522
Percent change from prior year	*		*

* not meaningful

Revenue was $0.2 million for the three months ended September 30, 2018, an increase of $0.2 million, compared to zero for the three months ended September 30, 2017. The increase in revenue of $0.2 million was related to the manufacturing supply of tenapanor and other materials to KHK for KHK’s product development and clinical trials in Japan in accordance with our agreement with KHK.

Revenue was $2.5 million for the nine months ended September 30, 2018, an increase of $2.5 million, compared to zero for the nine months ended September 30, 2017. The increase in revenue was primarily from the licensing revenue of $2.3 million related to the license fee payment we received from Knight and $0.2 million related to the manufacturing supply of tenapanor and other materials to KHK.

Cost of revenue

Cost of revenue for the three and nine months ended September 30, 2018, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$2	$—	$466	$—
Dollar change from prior year	2		466
Percent change from prior year	*		*

* not meaningful

Cost of revenue was negligible for the three months ended September 30, 2018, a negligible increase, compared to zero for the three months ended September 30, 2017.

Cost of revenue was $0.5 million for the nine months ended September 30, 2018, an increase of $0.5 million, compared to zero for the nine months ended September 30, 2017. The increase in cost of revenue of $0.5 million was due to the license fees paid to AstraZeneca pursuant to the AstraZeneca Termination Agreement, corresponding to the revenue realized.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2018, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$17,941	$15,365	$47,337	$58,325
Dollar change from prior year	2,576		(10,988)
Percent change from prior year	17%		(19)%

Research and development expenses were $17.9 million for the three months ended September 30, 2018, an increase of $2.5 million, or 17%, compared to $15.4 million for the three months ended September 30, 2017. The increase consisted of a $3.5 million increase in our external program costs partially offset by a $1.0 million decrease in our internal program costs.

The increase in our external program costs of $3.5 million included a $5.7 million increase in expense primarily related to our second tenapanor hyperphosphatemia Phase 3 study that was partially offset by a $2.0 million decrease related to discontinuation of the RDX7675 program and a $0.2 million decrease related to the reduction of activities associated with the RDX8940 program.

The decrease in our internal costs of $1.0 million was primarily due to a decrease in personnel costs, including stock-based compensation costs as a result of a reduction in force during the third quarter of 2017.

Research and development expenses were $47.3 million for the nine months ended September 30, 2018, a decrease of $11.0 million, or 19%, compared to $58.3 million for the nine months ended September 30, 2017. The decrease consisted of a $6.0 million decrease in our external program costs and a $5.0 million decrease in our internal program costs.

The decrease in our external program costs of $6.0 million included a $7.6 million decrease related to discontinuation of the RDX7675 program, a $1.8 million decrease related to the reduction of activities associated with the RDX8940 program partially offset by a net $3.4 million increase in expense primarily related to the start of our second tenapanor hyperphosphatemia Phase 3 study and diminishing expense for clinical development activities related to the completion of our tenapanor IBS-C Phase 3 clinical program as well as our first tenapanor hyperphosphatemia Phase 3 clinical trial.

The decrease in our internal costs of $5.0 million was primarily due to a decrease in personnel costs, including stock-based compensation costs, as a result of a reduction in force during the third quarter of 2017, and a related decrease in research and development activities.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2018, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$5,961	$5,860	$18,290	$17,752
Dollar change from prior year	101		538
Percent change from prior year	2%		3%

General and administrative expenses were $6.0 million for the three months ended September 30, 2018, an increase of $0.1 million, or 2%, compared to $5.9 million for the three months ended September 30, 2017. The increase was primarily due to an increase in professional services partially offset by a reduction in personnel costs due to reduction in force during the third quarter of 2017.

General and administrative expenses were $18.3 million for the nine months ended September 30, 2018, an increase of $0.5 million, or 3%, compared to $17.8 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in professional services and stock-based compensation expense, partially offset by a reduction in personnel costs due to reduction in force during the third quarter of 2017.

Liquidity and Capital Resources

The following table displays a summary of our cash, cash equivalents and short-term investments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$75,015	$75,383
Short-term investments	111,391	58,593
Total liquid funds	$186,406	$133,976

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

On August 9, 2018, we filed a prospectus supplement with the SEC pursuant to our previously filed shelf registration statement on Form S-3 (File No. 333-217441). The prospectus covers the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market” offerings pursuant to a Sales Agreement entered into with Leerink on August 9, 2018.  As of September 30, 2018, no shares have been offered or issued or sold against the Sales Agreement with Leerink Partners LLC.

Our primary sources of cash have been from the sale and issuance of common stock, convertible preferred stock, funds from our former collaboration partnerships, funds from license agreements, and funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may be able to secure additional collaboration partnerships with third-parties to participate in the development and commercialization of our potential products, our future funding requirements will depend on many factors, including the following:

•

the progress, timing, scope, results and costs of our clinical trial program evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, and if our clinical program is successful, the submission of an NDA with the FDA to request marketing authorization for tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, as well as our decision whether or not to pursue other indications for tenapanor;

•

whether or not our NDA for tenapanor for the treatment of IBS-C is accepted for filing by the FDA, and if accepted, whether or not we receive approval from the FDA to market tenapanor for the treatment of patients with IBS-C;

•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•	our ability to successfully commercialize tenapanor, if approved, either alone or with one or more collaboration partners;
•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
•	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities, should we elect to do so;

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

•	the payment of interest and principal related to our loan and security agreement entered into with Silicon Valley Bank and Western Alliance Bank during May 2018.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(51,838)	$(69,888)
Cash (used in) provided by investing activities	(52,084)	54,069
Cash provided by financing activities	103,554	675
Net increase (decrease) in cash and cash equivalents	$(368)	$(15,144)

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2018, was approximately $51.8 million. The net loss of $63.4 million was adjusted for non-cash charges of $1.8 million related to depreciation amortization and non-cash interest expense and $7.0 million for stock-based compensation, and an increase to cash of $2.8 million related to other working capital items associated with changes in our net operating assets and liabilities primarily related to a decrease of receivables related to the Fosun Agreement offset by working capital related to clinical development and manufacturing of tenapanor.

Net cash used in operating activities during the nine months ended September 30, 2017 was approximately $69.9 million. The net loss of $74.4 million was adjusted for non-cash charges of $2.5 million for depreciation and amortization and $7.0 million for stock-based compensation, and a decrease to cash of $5.0 million related to other working capital items associated with changes in our net operating assets and liabilities, primarily related to a decrease in prepaid expenses  to vendors for clinical development and manufacturing activities, and decrease of accounts payable and accrued liabilities primarily due to expenses incurred for the activities for tenapanor and RDX7675.

Cash Flows from Investing Activities

Net cash used in investing activities was $52.1 million for the nine months ended September 30, 2018, primarily due to purchases of investments of $148.4 million offset by maturities of investments and redemptions of $96.3 million.

Net cash provided by investing activities was $54.1 million for the nine months ended September 30, 2017 and was primarily due to maturities and sales of investments of $126.8 million. This was offset by purchases of investments of $70.4 million and acquisition of property and equipment of $2.3 million related to the expansion of our laboratory and related equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018, was $103.6 million, primarily due to net proceeds of $53.8 million, after deducting the underwriting discounts and commissions and offering expenses from an underwritten public offering of our common stock in May 2018, net proceeds of $49.3 million, after deducting the closing fee, legal expenses and issuance cost from the term loan provided by Solar Capital Ltd. and Western Alliance Bank, and net proceeds of $0.5 million from issuance of common stock under the employee stock purchase plan, or ESPP.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $0.7 million and was due to proceeds from issuance of common stock under ESPP.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Refer to “Note 2. Summary Of Significant Accounting Policies” in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for a discussion of recent accounting pronouncements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily, Swiss francs and the euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities associated with a limited number of preclinical and clinical activities. During the three months ended September 30, 2018, we entered into forward currency exchange contract denominated in Swiss francs, that are not designated as cash flow hedges, to secure a foreign currency exchange rate when a contract is executed involving payment in a foreign currency in order to minimize cash flow exposure to fluctuating exchange rates.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the earnings effects of changes in foreign currency exchange rates. The counterparty to these forward foreign currency exchange contracts is a creditworthy commercial bank, which minimizes the risk of counterparty nonperformance.

As of September 30, 2018, we had open forward foreign currency exchange contracts with notional amounts of $6.2 million. A hypothetical 10% strengthening in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at September 30, 2018 would have resulted in a reduction in the value of the Swiss francs in U.S. Dollars of approximately $0.6 million which would negatively affect earnings during the remaining life of the contracts.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month LIBOR plus 7.45% per annum.  A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.2 million as of September 30, 2018. We had $49.0 million aggregate principal amount of loan outstanding as of September 30, 2018.

We are subject to interest rate fluctuation exposure through our investments, however, the goals of our investment policy are the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds and short-term debt securities. Because of the short-term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of September 30, 2018. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2018, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of September 30, 2018, we had an accumulated deficit of $337.7 million.

We expect that our operating losses will substantially increase for the foreseeable future as we prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor, including costs associated with completing the ongoing Phase 3 development of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, and if such Phase 3 development is successful, preparing the new drug application, or NDA, for submission to the U.S. Food and Drug Administration, or FDA, to request marketing authorization for tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, and continuing our discovery and research activities.

Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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

We have no products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize tenapanor for one or more indications, either on our own, or with one or more collaboration partners. We do not anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	the successful completion of nonclinical and clinical development of tenapanor;
•	obtaining regulatory approvals for tenapanor, either on our own, or with one or more collaboration partners;
•	our ability to identify a collaboration partnership and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor for IBS-C in the United States;
•	our ability to successfully commercialize tenapanor, if approved, either on our own, or with one or more collaboration partners;
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

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See NOTE 11. COLLABORATION AND LICENSING AGREEMENTS for details on our obligations to AstraZeneca. If the number of patients suitable for tenapanor is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect, coverage and reimbursement for tenapanor is not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

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

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with completing the clinical program for tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•

the progress, timing, scope, results and costs of our clinical trial program evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, and if our clinical program is successful, the submission of an NDA with the FDA to request marketing authorization for tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, as well as our decision whether or not to pursue other indications for tenapanor;

•

whether or not our NDA for tenapanor for the treatment of IBS-C is accepted for filing by the FDA, and if accepted, whether or not we receive approval from the FDA to market tenapanor for the treatment of patients with IBS-C;

•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•	our ability to successfully commercialize tenapanor, if approved, either alone or with one or more collaboration partners;
•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
•	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities, should we elect to do so;
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

•	the payment of interest and principal related to our loan and security agreement entered into with Silicon Valley Bank and Western Alliance Bank during May 2018.

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

Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, tenapanor, which may not be successful in further clinical trials, receive regulatory approval or be successfully commercialized.

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

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. While tenapanor met the primary endpoint in two Phase 3 clinical studies evaluating tenapanor for the treatment of patients with IBS-C, there can be no assurance that our NDA that we have submitted for this indication will be accepted for filing by FDA or that we will receive marketing authorization from FDA. Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis, there can be no assurances that the second Phase 3 trial of tenapanor in this indication will achieve the primary endpoint, or that tenapanor will receive regulatory approval for this indication. Further, it may not be possible or practicable to demonstrate, or if approved, to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor, if approved. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in completing the development of, obtaining approval for, and commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

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

Even if we successfully obtain regulatory approval for tenapanor for one or more indications, it may never achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.

Even if we obtain FDA or other regulatory approvals required to market tenapanor, and it is ultimately commercialized for one or more indications, it may not achieve market acceptance among physicians, patients, third-party payors, patient advocacy groups, and the medical community. Market acceptance of tenapanor, in the event that marketing approval is obtained, depends on a number of factors, including:

•

with respect to tenapanor for IBS-C in the United States, our ability to obtain a collaboration partner for commercialization and the strength of such collaboration partner’s financial resources and marketing and distribution organizations, as well as the commitment of such collaboration partner’s sales organization to tenapanor;

•	the efficacy demonstrated in clinical trials;
•	the prevalence and severity of any side effects and overall safety and tolerability profile of the product;
•	the clinical indications for which it is approved;

•	advantages over new or traditional or existing therapies, including recently approved therapies or therapies that the physician community anticipate will be approved;
•	acceptance by physicians, major operators of clinics and patients of tenapanor as a safe, effective and well-tolerated treatment;
•	relative convenience and ease of administration of tenapanor;
•	the potential and perceived advantages of tenapanor over current treatment options or alternative treatments, including future alternative treatments;
•	the cost of treatment in relation to alternative treatments and willingness to pay for tenapanor, if approved, on the part of physicians and patients;
•	the availability of alternative products and their ability to meet market demand; and
•	the quality of our relationships with patient advocacy groups.

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

If we are unable to enter collaborative relationships a timely manner, or on acceptable terms, and/or we fail or are delayed in the development of our internal sales, marketing and distribution capabilities, we may choose to delay the commercialization of our products and/or the commercialization of our products could be adversely impacted.

Third-party payor coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The pricing, coverage and reimbursement of our product candidates, if approved, must be adequate to support a commercial infrastructure. The availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford treatments such as ours, assuming approval. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, we, or our collaboration partners, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

There is increased uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will marketed for treatment of hyperphosphatemia in ESRD patients. In July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extended this implementation date to January 1, 2024. Additionally, section 204 of the Stephen Beck, Jr., Achieving a Better Life Experience Act of 2014, or ABLE, provides that payment for oral-only ESRD drugs cannot be made under the ESRD Prospective Payment System prior to January 1, 2025. As a result of the recent legislation, beginning in 2025, oral-only ESRD-related drugs may be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact that bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor, if approved. We may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

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

Our product candidates may cause undesirable side effects or have other properties that could delay our clinical trials, or delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval that is achieved. If tenapanor or any of our other product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, the ability to market the product candidates could be compromised.

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

For example, tenapanor will, if approved for the treatment of hyperphosphatemia in ESRD patients on dialysis, compete directly with phosphate binders for the treatment of hyperphosphatemia in ESRD patients on dialysis. The various types of phosphate binders commercialized in the United States include the following:

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

In respect of tenapanor for the treatment of IBS-C, numerous treatments exist for constipation and the constipation component of IBS-C, many of which are over-the-counter. These include psyllium husk (such as Metamucil), methylcellulose (such as Citrucel), calcium polycarbophil (such as FiberCon), lactulose (such as Cephulac), polyethylene glycol (such as MiraLax), sennosides (such as Exlax), bisacodyl (such as Ducolax), docusate sodium (such as Colace), magnesium hydroxide (such as Milk of Magnesia), saline enemas (such as Fleet) and sorbitol. These agents are generally inexpensive and work well to temporarily relieve constipation.

We are aware of three prescription products marketed for IBS-C, including Linzess (linaclotide), marketed by Ironwood Pharmaceuticals and Allergan, Amitiza (lubiprostone), marketed by Takeda and Sucampo, a wholly-owned subsidiary of Mallinckrodt, and Trulance (plecanatide), marketed by Synergy Pharmaceuticals. Finally, we are also aware of two potential products that are currently in review for marketing approval by the US FDA: tegaserod maleate, for which a supplemental new drug application was submitted by Sloan Pharma S.à.r.l, Bertrange, Cham Branch, for the treatment of women with IBS-C who are at low risk for cardiovascular disease; and prucalopride, for which a new drug application was submitted by Shire Development, LLC, for the treatment of chronic idiopathic constipation in adults.

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

We rely completely on third parties to manufacture our nonclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of tenapanor, if approved. Our business would be harmed if those third parties fail to obtain approval of the FDA or comparable regulatory authorities, fail to provide us with sufficient quantities of drug, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture tenapanor or any of other our product candidates on a commercial scale, or to manufacture our drug supplies for use in the conduct of our nonclinical and clinical studies. The facilities used by our contract manufacturers to manufacture our drug supply must be approved by the FDA pursuant to inspections that will be conducted after an NDA is submitted to the FDA including the NDA we recently submitted. Our ability to control the manufacturing process of our product candidates is limited to the contractual requirements and obligations we impose on our contract manufacturer.  Although they are contractually required to so do, we are completely dependent on our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products.

If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would require a transfer of technology to such alternative facilities and potentially additional capital investment.  In addition, the use of alternative manufacturing facilities would require qualification with the FDA or comparable foreign regulatory authorities, all of which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We are highly dependent on the services of our President and Chief Executive Officer, Michael Raab and our Chief Development Officer, David Rosenbaum, Ph.D. If we are not able to retain these members of our management team, or recruit additional management and clinical personnel, our business will suffer.

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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we currently expect to form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Hakko Kirin Co., Ltd. for commercialization of tenapanor for hyperphosphatemia in Japan, with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories, and in Canada with Knight Therapeutics Inc. for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish such additional collaboration partnerships for tenapanor for IBS-C commercialization in the United States or for any future product candidates and programs on terms that are acceptable to us, or at all. With respect to tenapanor, this may be because third parties may not view tenapanor for the treatment of IBS-C as having sufficient potential to be successfully commercialized. If we are unable to establish a collaboration partnership for the commercialization of IBS-C in the United States, the commercialization of tenapanor for IBS-C, if approved, could be materially and adversely impacted, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, we may not be successful in our efforts to establish collaboration partnerships for our other product candidates because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view such other product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

If we seek and obtain approval to commercialize our product candidates outside of the United States, manufacture our product candidates outside of the United States, or otherwise engage in business outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

In addition to Japan, China and Canada, we or our collaboration partners may decide to seek marketing approval for certain of our product candidates outside the United States or otherwise engage in business outside the United States, including entering into contractual agreements with third-parties. We currently utilize contract manufacturing organizations located outside of the United States to manufacture our active drug substance for tenapanor.  We expect that we will be subject to additional risks related to entering these international business markets and relationships, including:

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any of our collaboration partners is permitted to market any drug product in the United States until we receive marketing approval from the FDA. In September 2018, we submitted our first NDA to the FDA seeking marketing approval for tenapanor for IBS-C.  Neither we, nor our collaboration partners have submitted additional applications or obtained marketing approval for any of our product candidates anywhere in the world. Obtaining regulatory approval of a NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, collaboration partners, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate any of the following:  FDA regulations, including those laws that require the reporting of true, complete and accurate financial and other information to the FDA; manufacturing standards; or federal and state healthcare fraud and abuse laws and regulations. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

•

the federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

We currently expect that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation, and we currently expect that the current Presidential Administration and U.S. Congress will continue to seek to modify, or repeal all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to any regulatory changes, and such regulatory changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were otherwise authorized by the Affordable Care Act. However, we cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments of 2% per fiscal year to providers that will remain in effect through 2025 unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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
•

announcements of regulatory approval, a complete response letter or a refuse to file letter with respect to our NDA filed with the FDA in September 2018 seeking marketing approval for tenapanor for IBS-C, results of regulatory inspections of our facilities or those of our contract manufacturing organizations, or specific label restrictions or patient populations for tenapanor’s use, or changes or delays in the regulatory review process;

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

As of September 30, 2018, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund associated with one of our directors, collectively beneficially owned approximately 24.7% of our common stock, and NEA together with our executive officers and directors beneficially owned approximately 29.1% of our capital stock, including outstanding restricted stock units that will vest within 60 days of September 30, 2018, and warrants and stock options exercisable for shares of our common stock within 60 days of September 30, 2018. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with NEA alone will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to influence or control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2018, we had 62,106,121 shares of common stock outstanding. Of those shares, approximately 15.7 million were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

As of September 30, 2018, approximately 1.5 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 5.7 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of September 30, 2018, approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of September 30, 2018, the holders of approximately 5.6 million shares of our outstanding common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 16, 2018, we entered into a loan and security agreement pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility. Covenants in the loan and security agreement limit our ability to pay dividends or make other distributions. For additional information refer to “Note 6. Borrowings” in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10 Q.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1 #	Transition and Separation Agreement dated July 8, 2018, by and between the Company and Reginald Seeto, MBBS.	10-Q	08/07/2018	10.3

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

X

#Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: November 7, 2018	By:	/s/ Mark Kaufmann
Mark Kaufmann
Chief Financial Officer
(Principal Financial and Accounting Officer)