Form 10-K
period 2018-12-31
ARDELYX, INC.
filed 2019-03-06
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☒
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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2018, based on the last reported sales price of the Registrant’s common stock of $3.70 per share was $171,401,057.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2019, was 62,599,673.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of December 31, 2018, the close of the Registrant’s 2018 fiscal year, are incorporated by reference into Part III of this Report.

ARDELYX, INC.

FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

This Annual Report on Form 10‑K contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our expectation regarding the timing of receipt of results from the PHREEDOM trial, our second Phase 3 clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in patients with end-stage renal disease, or ESRD, on dialysis;

•

our expectation regarding the timing of receipt of results from the AMPLIFY trial, our Phase 3 clinical trial evaluating tenapanor in combination with phosphate binders for the treatment of hyperphosphatemia in patients with end-stage renal disease, or ESRD, on dialysis;

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
•

our ability to identify and validate targets and novel drug candidates using our proprietary drug discovery and design platform including the Ardelyx Primary Enterocyte and Colonocyte Culture System, or APECCS, or any other proprietary drug discovery and design platform we develop for the identification, screening, testing, design and development of new product candidates for the treatment of renal diseases;

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

ITEM 1. BUSINESS

Company overview

We are a biopharmaceutical company focused on developing first-in-class medicines to improve treatment choices for people with cardiorenal diseases. This includes patients with end-stage renal disease, or ESRD, suffering from elevated serum phosphorus, or hyperphosphatemia; and patients with chronic kidney disease, or CKD, and/or heart failure patients with elevated serum potassium, or hyperkalemia.

Our portfolio is led by the development of tenapanor, a first-in-class inhibitor of NHE3. In our cardiorenal pipeline, tenapanor is being evaluated in a second Phase 3 clinical trial, the PHREEDOM trial, for the treatment of hyperphosphatemia in patients with ESRD who are on dialysis, with topline results expected in the fourth quarter of 2019. This trial follows a successful first Phase 3 clinical trial completed in 2017, which achieved statistical significance for the primary endpoint. Tenapanor, if successfully developed and approved, would be the first therapy for phosphate management that is not a phosphate binder. Tenapanor is a novel, potent, small molecule dosed twice daily in milligram quantities. This results in significantly reduced pill burden when compared to the multi-gram quantities of phosphate binders that patients are required to take.  We believe tenapanor’s reduced pill burden and twice daily dosing could greatly improve patient adherence and compliance, freeing patients from having to take pills before every meal.

We are also evaluating tenapanor in combination with phosphate binders in a Phase 3 clinical trial, the AMPLIFY trial, from which results are currently expected in the second half of 2019. If our AMPLIFY trial is successful, tenapanor would, if approved, be the first and only phosphate lowering therapy to be indicated as adjunctive therapy for use in combination with binders.

We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking common blood pressure medications known as RAAS inhibitors, which inhibit the renin-angiotensin-aldosterone system. Similar to what we are doing with tenapanor, RDX013 is designed to lower elevated potassium with a much lower pill burden than potassium binders and we believe may provide significant advantages as a stand-alone agent or also in combination with potassium binders.

In addition to the development of tenapanor in our cardiorenal portfolio, we have developed tenapanor for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C. On September 12, 2018, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for the treatment of patients with IBS-C and have been granted a target action date under the Prescription Drug User Fee Act, or PDUFA, of September 12, 2019. The NDA submission was supported by a clinical package encompassing more than 3,100 patients and healthy volunteers who have participated in Ardelyx clinical trials and extensive clinical and preclinical data supporting the favorable safety profile. The data include results from the completed IBS-C registration T3MPO program, which consisted of two Phase 3 trials, T3MPO-1 and T3MPO-2, and a long-term safety extension trial, T3MPO-3. Both the T3MPO-1 and T3MPO-2 trials achieved statistical significance for their primary endpoint and demonstrated that tenapanor had a durable effect on reducing constipation and abdominal pain that patients with IBS-C experience. The favorable safety profile of tenapanor, which has been shown across all clinical trials, was further supported by the completed T3MPO-3 study.

Our Commercial Strategy

We aim to build a multi-product company that commercializes its cardiorenal products in the United States. Our strategy is to leverage ex-U.S. collaborations with established industry leaders to efficiently bring our cardiorenal medicines to patients outside the United States. Additionally, our goal is to bring tenapanor for IBS-C to market by leveraging domestic and ex-U.S. collaborations.

In November 2017, we entered into a license agreement that provides Kyowa Hakko Kirin Co., Ltd., or KHK, with exclusive rights to develop and commercialize tenapanor for the treatment of cardiorenal diseases, including hyperphosphatemia, in Japan. Under the terms of the license agreement, we received a $30.0 million upfront payment and are eligible to receive up to $55.0 million in total development milestones.  Additionally, under the license agreement, Ardelyx is eligible to receive up to 8.5 billion yen in total commercialization milestones, worth up to $77.5 million at the currency exchange rate on December 31, 2018, as well as high-teen royalties on net sales throughout the term of the agreement. In February 2019, KHK announced initiation of a Phase 2 clinical study of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis. As a result of this development milestone, we received a $5.0 million milestone payment in February 2019.

In December 2017, we entered into a license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd., or Fosun Pharma, providing Fosun Pharma with the exclusive rights to develop and commercialize tenapanor in China for the treatment of patients with hyperphosphatemia related to CKD and patients with IBS-C. Under the terms of the agreement, we received an upfront payment of $12.0 million and are eligible to receive additional milestones of up to $113.0 million, as well as tiered royalties on net sales ranging from the mid-teens to 20%.

In March 2018, we entered into a license agreement with Knight Therapeutics, Inc., or Knight, that provides Knight with exclusive rights to commercialize tenapanor in Canada. Under the terms of the agreement, Ardelyx is eligible to receive up to CAD 25 million in total payments including an upfront payment and development and sales milestones, as well as tiered royalties on net sales ranging from mid-single digits to the low twenties. Knight has made significant commercial progress with tenapanor in Canada including the submission to Heath Canada in February of a New Drug Submission, or NDS, for the treatment of IBS-C.

OUR PROPRIETARY DRUG DISCOVERY AND DESIGN PLATFORM

In line with our overall strategy and transition to focus solely on our cardiorenal pipeline, we have shifted our research focus to support our preclinical and clinical stage cardiorenal candidates including tenapanor and RDX013, as well as other potential cardiorenal opportunities. We successfully developed and continue to employ our Ardelyx Primary Enterocyte and Colonocyte System, or APECCS, stem cell platform to emulate, in a miniaturized format, the function and structure of cells of specific segments of the intestine, and we are now developing a similar system with kidney cells.  We intend to continue to utilize our unique discovery and design platform to help elucidate first-in-class mechanisms of action, as with tenapanor, and to inform preclinical experiments to help advance our product candidates.

OUR PRODUCT PIPELINE

Tenapanor: A New Approach for Treating Hyperphosphatemia in ESRD Patients on Dialysis

The lead product candidate in our cardiorenal portfolio is tenapanor for the treatment of hyperphosphatemia, or high levels of blood phosphorus, in ESRD patients on dialysis. Hyperphosphatemia is an independent predictor of morbidity and mortality in patients with ESRD and is a significant problem among dialysis patients worldwide.

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

Current management of ESRD includes hemodialysis and peritoneal dialysis as a means to filter toxins from the blood once kidneys have failed. Unless this intervention occurs, kidney failure results in the accumulation of waste products that may ultimately cause death. Hemodialysis, the most common form of dialysis, generally requires a patient to visit a dialysis center at least three times per week for a minimum three-hour session, significantly reducing quality of life.

Phosphorus, a vital element required for most cellular processes, is present in almost every food in the Western diet, and, in individuals with normal kidney function, any excess dietary phosphorus is efficiently removed by the kidneys and excreted in urine. In adults with functioning kidneys, normal serum phosphorus levels are 2.5 to 4.5 mg/dL.

With kidney failure, elevated phosphorus becomes harmful and is typically diagnosed as hyperphosphatemia when serum phosphorus levels are greater than 4.5 mg/dL, according to guidelines published by KDIGO, the global nonprofit foundation dedicated to improving the care and outcomes of kidney disease patients worldwide. Although patients with ESRD rely on dialysis to eliminate harmful agents, phosphorus is not readily removed by the procedure and other means of managing phosphorus levels must be employed. Studies have shown that 95% of ESRD patients need phosphate control.

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

Since dialysis is unable to efficiently eliminate excess phosphorus, ESRD patients are put on restrictive, low phosphorus diets and are currently prescribed medications called phosphate binders, the only interventions available for the treatment of hyperphosphatemia. Phosphate binders, which commonly need to be taken with meals and snacks, act by binding dietary phosphorus and limiting its absorption. Phosphate binders have multiple limitations, including:

•	systemic excess absorption of calcium, iron or lanthanum, resulting in side effects and other unintended consequences for ESRD patients;
•	significant challenges with patient compliance because of the large quantity and/or mass of the binders that must be taken each day; and
•	significant gastrointestinal, or GI, tolerability issues making frequent dosing difficult for patients

Safety and tolerability have also been significant concerns with many approved phosphate binders, with side effects that include long-term vascular calcification with calcium-based binders and iron-overload with iron-based binders. Common side effects of many approved phosphate binders include GI-related adverse events such as nausea, vomiting, diarrhea, constipation, and dyspepsia as well as hypercalcemia for calcium-based binders and discolored feces for iron-based binders.

ESRD patients, who generally are severely restricted in their fluid intake, are prescribed as many as 12 or more phosphate binder pills per day, among other medications. The amount of phosphorus a binder can remove is limited by its binding capacity, and therefore, increasing the dose, and hence the pill burden, of the binder is the only way to increase the amount of phosphorus being bound and excreted. As a result of pill burden and mass, as well as a number of side effects, on average one out of two patients is not compliant with their prescribed treatment and two out of three patients at any point in time are not at target serum phosphorus levels.

We are developing tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, as we believe it has the potential to address certain of the key limitations of current treatments and offer a completely new mechanism of action. If approved, tenapanor would be the first small molecule/non-binder approach to treating hyperphosphatemia, with a unique mechanism of action that acts by inhibiting, or blocking, the NHE3 transporter in the GI tract. Our scientists, in collaboration with global academic experts, discovered that phosphate absorption in humans occurs primarily through a dynamically regulated paracellular pathway. Tenapanor inhibits the NHE3 transport, and this results in a transient increase in the intracellular proton concentration in cells lining the gastrointestinal lumen, which induces a conformational change in tight junction proteins, thereby decreasing permeability to paracellular phosphate transport.  This pathway of phosphate flux that is inhibited by tenapanor appears largely specific for phosphate, whereas the overall absorption of other ions and large molecules appear not to be affected.  Notably, in clinical trials, tenapanor has not affected the absorption of other ions (except sodium) or nutrients. A consequence of intestinal NHE3 inhibition is that systemic sodium absorption is reduced leading to an increase in stool sodium and water content, loosening stool consistency and increasing bowel movement frequency.  Tenapanor’s unique mechanism of action inhibiting paracellular phosphate absorption was published in the peer-reviewed journal Science Translational Medicine.

This unique mechanism of action allows tenapanor to be active in many patients at a dose of 10 mg to 30 mg twice daily as opposed to the multiple gram quantities per day required of the phosphate binders. Over the course of a week, the amount of tenapanor required would be less than 500 mg, or a total of 14 small pills, whereas the amount of phosphate binder required, based on package inserts, would be 10 to 30 grams, or up to 63 large pills, depending on the phosphate binder. We believe this significant pill burden advantage will result in better adherence and compliance which could lead to more consistent efficacy in ESRD patients on dialysis.

Tenapanor has been specifically designed to work exclusively within the GI tract, thereby significantly reducing the amount of drug that is absorbed into the bloodstream and the potential side effects that could occur. In human studies of orally-administered tenapanor, the drug was detected in the blood in less than 1% in thousands of collected serum samples, and even in those, at very low levels (< 1.5 ng/mL). We have evaluated tenapanor across 20 clinical studies in over 3,100 individuals to date.

Clinical data supporting tenapanor in hyperphosphatemia

In October 2018, we reported preclinical data from animal models in which sevelamer, a phosphate binder and today’s standard-of-care for the treatment of hyperphosphatemia, was administered at three dose levels, with either tenapanor or placebo, twice daily for 11 days. Two additional groups received either tenapanor or placebo alone. Results from this preclinical study showed that the combination of tenapanor and sevelamer resulted in greater reductions in intestinal phosphate absorption than when either agent was administered alone, with a synergistic effect between the two treatments. These data support our evaluation of tenapanor in combination with phosphate binders in an ongoing Phase 3 clinical trial.

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

Tenapanor was administered at fixed doses of 3 mg or 10 mg twice-daily and in a dose-titration arm starting at 30 mg twice-daily with the option to down-titrate once a week during the first four weeks to 20, 15, 10 and 3 mg twice-daily, based on GI tolerability. After the end of the eight-week treatment period, patients were re-randomized 1:1 to either remain on their current tenapanor dose or switch to placebo for a four-week, placebo-controlled, randomized withdrawal period.

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

The PHREEDOM Trial, our second Phase 3 clinical trial of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, is currently underway. The study's design, shown in Figure 1 below, includes a 26‑week open-label treatment period, with a 12-week randomized withdrawal period followed by an additional 14‑week open-label safety extension. Topline results from this trial are expected in the fourth quarter of 2019. We currently intend to build our own sales and marketing organization to market and sell tenapanor for hyperphosphatemia in the United States.

Figure 1.  PHREEDOM Clinical Trial Design

The AMPLIFY clinical trial, shown in Figure 2, is a randomized, double-blind, placebo-controlled study evaluating tenapanor in combination with phosphate binders as adjunctive therapy for the treatment of hyperphosphatemia in patients with ESRD on dialysis.  Approximately 215 patients on a stable phosphate binder regimen with a serum phosphorus greater than or equal to 5.5 mg/dL and less than or equal to 10 mg/dL at screening, and after an up to 3-week run-in period will be randomized into the clinical trial 1:1 to receive tenapanor or placebo twice daily. Patients will be allowed to titrate their dose of tenapanor (or placebo) from a starting dose of 30 mg to 20 mg or 10 mg and then back up to 30 mg twice daily, based on GI tolerability and serum phosphorus levels. The primary endpoint will be the difference in change between tenapanor and placebo of serum phosphate levels from randomization to end of the 4-week treatment period.  Results from the AMPLIFY clinical trial are currently expected in the second half of 2019. If our AMPLIFY trial is successful, tenapanor would, if approved, be the first and only phosphate lowering therapy to be indicated as adjunctive therapy for use in combination with binders.

Figure 2.  AMPLIFY Clinical Trial Design

The hyperphosphatemia market

Phosphate binders are the only drugs marketed for the treatment of hyperphosphatemia in ESRD patients. The various types of phosphate binders commercialized in the United States include the following:

•Calcium carbonate (many over-the-counter brands including Tums and Caltrate)

•Calcium acetate (several prescription brands including PhosLo and Phoslyra)

•Lanthanum carbonate (Fosrenol)

•Sevelamer hydrochloride (Renagel)

•Sevelamer carbonate (Renvela)

•Sucroferric oxyhydroxide (Velphoro)

•Ferric citrate (Auryxia)

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Sanofi reported €802 million ($980 million) in worldwide sales of sevelamer during 2017 and €411 million ($470 million) in 2018. Generic sevelamer carbonate has been approved in certain jurisdictions in Europe since 2015 and in the U.S. market since June 2017.

In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 studies being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

According to the most recent data available from the U.S. Renal Data System, in 2016 there were 457,957 patients on hemodialysis in the United States. Additionally, according to the European ERA-EDTA Registry 2016 Annual Report and a study in 2016 by the Japanese Society for Dialysis Therapy, there were approximately 327,000 patients on hemodialysis in Europe and about 329,000 in Japan. We estimate, based on phosphate binder utilization, the only approved therapies for hyperphosphatemia, that there are approximately 320,000, 260,000 and 289,000 ESRD patients with hyperphosphatemia in the United States, countries in Europe and Japan, respectively, resulting in approximately 869,000 ESRD patients with hyperphosphatemia in such countries.

Because many ESRD patients with hyperphosphatemia are unable to lower serum phosphorus levels to below 5.5 mg/dL with currently marketed phosphate binders, we believe there is a significant medical need for new agents with new mechanisms, demonstrated efficacy, a strong safety profile, and significantly lower pill burden. We believe that tenapanor, if approved, has the potential to have the lowest pill burden and mass among any currently marketed hyperphosphatemia products, with milligram rather than gram quantities. In addition, we are evaluating whether tenapanor has the potential to be used in combination with phosphate binders for those patients who cannot achieve adequate phosphate control with a single agent.

Our intention is to build a United States-focused, highly efficient, specialized sales and marketing organization focused on nephrology. The nephrology market is a concentrated market strongly influenced by key opinion leaders. There were 10,798 nephrologists in the United States in 2017 and 7,281 dialysis facilities in the United States that offer in-center dialysis. Based on the experience of our management team, we believe that a specialty salesforce is appropriate for this marketplace. We believe that tenapanor for the treatment of hyperphosphatemia could represent a market opportunity of between $500 million and $700 million in the United States.

With its significantly reduced pill burden and well-tolerated safety profile, tenapanor, if approved, could address the significant pill burden challenges and intolerability that patients experience with today’s binder treatments. After we obtain results from our PHREEDOM and AMPLIFY clinical trials, if successful, we intend to submit a New Drug Application to the FDA in 2020 for tenapanor, both as a monotherapy and, as a first in this therapeutic class, in combination with binders as an adjunctive therapy, for the treatment of hyperphosphatemia in patients with ESRD on dialysis.

To bring tenapanor to patients outside the United States, we intend to establish strategic collaborations with industry leading pharmaceutical companies with established commercial infrastructures. We currently have three collaboration partnerships: with KHK for commercialization of tenapanor for the treatment of cardiorenal diseases, including hyperphosphatemia, in Japan; with Fosun for the commercialization of tenapanor for the treatment of IBS-C and hyperphosphatemia in China; and with Knight for commercialization of tenapanor in Canada.

License agreement with KHK

In November 2017, we entered into a license agreement, the KHK License Agreement, with KHK under which we granted KHK an exclusive license to develop and commercialize tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer, the KHK Field. We retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those in the KHK Field. Pursuant to the KHK License Agreement, KHK is responsible for all of the development and commercialization costs for tenapanor in the KHK Field in Japan.

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

Under the terms of the KHK license agreement, we have received a $30.0 million upfront payment and are eligible to receive up to $55.0 million in total development milestones, of which $5.0 million has been recognized to date. Additionally, under the KHK License Agreement we are eligible to receive up to 8.5 billion yen in commercialization milestones, worth up to $77.5 million at the exchange rate on December 31, 2018, and royalties based on aggregate annual net sales of the licensed products at a high teens percentage, subject to certain single digit reductions under certain circumstances described in the KHK License Agreement.

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

License agreement with Fosun

In December 2017, we entered into a license agreement, the Fosun License Agreement, with Fosun Pharma under which we granted Fosun Pharma an exclusive license to develop and commercialize tenapanor in China for the treatment, diagnosis or prevention of irritable bowel syndrome with constipation and chronic idiopathic constipation, hyperphosphatemia related to chronic kidney disease, and other diseases or conditions for which we obtain marketing approval in either the US or China, collectively, the Fosun Field. The Fosun Field excludes the treatment of cancer. We retained the rights to tenapanor outside of China, and also retained the rights to tenapanor in China for indications other than those in the Fosun Field. Pursuant to the terms of the Fosun License Agreement, Fosun Pharma is responsible for all of the development and commercialization costs for tenapanor in the Fosun Field in China.

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

Under the terms of the Fosun License Agreement, we received an upfront payment of $12.0 million and are eligible to receive additional milestones of up to $113.0 million in the aggregate, as well as tiered royalty payments on aggregate net sales ranging from the mid-teens percent to twenty percent, subject to certain reductions under certain circumstances, as described in the Fosun License Agreement.

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

License agreement with Knight Therapeutics

In March 2018, we entered into a license agreement with Knight that provides Knight with exclusive rights to commercialize tenapanor in Canada. Under the terms of the agreement, Ardelyx is eligible to receive up to CAD 25 million in total payments including an upfront payment and development and sales milestones, as well as tiered royalties on net sales ranging from the mid-single digits to the low twenties. Knight will have the exclusive rights to market and sell tenapanor in Canada.

RDX013 Program: Small Molecule for Treating Hyperkalemia

RDX013 is our novel, small molecule program for the potential treatment of hyperkalemia. Our RDX013 approach works by leveraging the GI tract’s natural ability to secrete potassium into the lumen of the gut to reduce serum potassium levels. This mechanism differs significantly from the potassium binders currently on or approaching the market. For a potassium binder to work, it must be present when dietary potassium is ingested so that the agent can bind the potassium and prevent its absorption in the gut. This results in the need for large quantities of binder in order to bind the large amounts of potassium in the diets of most individuals. In contrast, we observed in our preclinical models that a small amount of RDX013 could cause potassium to be secreted into the lumen of the gut. In this way, we believe that RDX013 may have the potential to lower serum potassium whether or not potassium is present in the diet and could result in a very low pill burden, potentially allowing better patient compliance, longer-term use and potentially better efficacy than potassium binders. As described below, certain medications commonly administered to patients with CKD and/or heart failure can also cause hyperkalemia. With the successful development of an effective potassium secretagogue to treat hyperkalemia in a small, convenient pill format, we believe our RDX013 approach may provide nephrologists and cardiologists with an opportunity to treat hyperkalemia chronically without reducing the dose of these medications.

Hyperkalemia is generally defined as the presence of blood potassium levels greater than 5.0 mEq/L. Normal levels are 3.5 to 5.0 mEq/L. When hyperkalemia is severe, above 7.0 mEq/L, there is a significantly increased risk of death because of the potential for heart conductance problems.

Hyperkalemia can be caused by a variety of issues. Kidney disease can result in the elevation of potassium in the blood, and certain drugs such as the common hypertension medications known as RAAS inhibitors, which inhibit the renin-angiotensin-aldosterone system, can cause hyperkalemia. As a result, the dosage of RAAS inhibitors must often be significantly reduced in patients whose potassium levels are elevated, such as in those with CKD and heart failure. Because of the risk of hyperkalemia, several published guidelines have suggested that physicians should reduce and possibly discontinue RAAS inhibitors in order to manage the risk of hyperkalemia in CKD and heart failure patients. The alternative medications used to control hypertension, including diuretics and calcium channel blockers, are less effective than RAAS inhibitors, particularly in patients with failing kidneys and severe hypertension. According to the 2015 publication Market Dynamix: Hyperkalemia, released by Spherix Global Insights, U.S. cardiologists reported that of the patients who would benefit from RAAS inhibition, up to 38% of patients with heart failure and up to 55% of patients with both heart failure and CKD are being administered a sub-optimal dose or none at all. Nephrologists reported that at least one-third of patients who would benefit from RAAS inhibition receive a sub-optimal dose or none at all. We believe there is clearly a strong medical need for new medications that control hyperkalemia in order to allow for optimal use of RAAS inhibitors to control hypertension in these patient populations.

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

Additionally, the number of adults in the U.S. living with heart failure is about 6.5 million, based on data collected in the National Health and Nutrition Examination Survey, which is taken in stages over multiple years. Our proprietary research suggests that up to 16%, or approximately 1.0 million, of these patients had hyperkalemia during a 12-month period. Over half of heart failure patients are prescribed RAAS inhibitors. Our proprietary research also suggests that up to 200,000 patients with ESRD in the U.S. could benefit from an agent that treats hyperkalemia.

We are aware of at least two drugs on the market for the treatment of hyperkalemia. Veltassa (patiromer FOS), an oral, polymer-based potassium binder, was approved for marketing by the FDA in October 2015 and was commercially launched by Relypsa, which was acquired by Galenica AG for $1.5 billion in September 2016.  Additionally, Lokelma (sodium zirconium cyclosilicate), an oral, potassium binder developed by ZS Pharma (acquired by AstraZeneca in December 2015 for $2.7 billion) was approved in May 2018 and launched by AstraZeneca.

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

Tenapanor: NHE3 Inhibitor for Treating IBS-C

In addition to its development for hyperphosphatemia, we have completed development of tenapanor for the treatment of IBS-C and are pursuing strategic collaborations to bring it to market in this indication. We completed two Phase 3 clinical trials in patients with IBS-C, T3MPO-1 and T3MPO-2, along with a long-term safety study, T3MPO-3, and submitted an NDA to the FDA in September 2018.  We have been granted a target action date under PDUFA of September 12, 2019.

IBS-C is a GI disorder in which abdominal pain or discomfort is associated with constipation, and which significantly impacts the health and quality of life of affected patients.  Tenapanor is a minimally-systemic small molecule that acts locally in the GI tract to inhibit the sodium transporter NHE3 and reduce sodium uptake from the gut. Part of its mechanism to treat constipation caused by IBS-C is an osmotic effect in the intestines – water follows salt and stool is gently loosened by the body’s own fluids. In addition to this mechanism, data from nonclinical studies, which were presented in November 2017 at the American Society of Nephrology Annual Meeting, suggest that tenapanor reduced abdominal pain caused by IBS-C through the inhibition of TRPV-1 dependent signaling. TRPV-1, better known as the "hot chili pepper receptor," is a well-established pain target known for transmitting painful stimuli from a variety of sources including heat, protons and inflammatory molecules. Using an established rodent model of IBS-like colonic hypersensitivity, preclinical data showed that tenapanor treatment reduced visceral hypersensitivity (pain in the internal organs) and normalized colonic sensory neuronal excitability and TRPV-1 currents. Treatment with tenapanor also increased stool excretion and stool water content. In these nonclinical studies, tenapanor had a superior effect on visceral hypersensitivity than placebo or polyethylene glycol, a well-known laxative not known to have an analgesic effect.

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

Tenapanor was well-tolerated in the study. The only adverse events observed in more than 2% of patients treated with tenapanor, as compared with placebo, were diarrhea (14.6% vs 1.7%) and nausea (2.6% vs 1.7%). The placebo adjusted discontinuation rate due to diarrhea was 5.3%.

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

Tenapanor was well-tolerated in the T3MPO-2 study. The only adverse events observed in more than 2% of patients in the tenapanor-treated group that were also greater than placebo were diarrhea (16.0% vs. 3.7%), flatulence (3.1% vs. 1.0%), nasopharyngitis (4.4% vs. 3.7%) and abdominal distension (3.4% vs. 0.3%). The placebo adjusted discontinuation rate due to diarrhea was 5.8%.

Patients who completed T3MPO-1 and T3MPO-2 were eligible to enter T3MPO-3, our open-label, long-term safety trial where patients could continue to receive tenapanor for up to one year. In October 2018, data from the T3MPO-3 trial was presented at the American College of Gastroenterology (ACG) 2018 Annual Meeting in a poster (P0338), entitled “An Open Label Long-Term Safety Trial (T3MPO-3) of Tenapanor in Patients with Irritable Bowel Syndrome with Constipation (IBS-C).”

The T3MPO-3 trial enrolled a total of 240 patients who completed either the T3MPO-1 or T3MPO-2 Phase 3 trials. All participants in T3MPO-3 received 50 mg of tenapanor twice-daily for up to 55 weeks. Results from T3MPO-3 showed a mean compliance rate with tenapanor of approximately 98%. Overall, tenapanor was well-tolerated, with the most common adverse event being diarrhea (9.2%). There were limited discontinuations (2.1%), with only 1.7% of patients discontinuing due to diarrhea.

The IBS-C market

Numerous treatments exist for the constipation component of IBS-C, many of which are over-the-counter. There are three prescription products marketed for IBS-C: Linzess (linaclotide); Amitiza (lubiprostone); and Trulance (plecanatide).

We believe that tenapanor may offer a significant benefit over currently marketed drugs like Amitiza, Linzess and Trulance in part because of the profile demonstrated in our Phase 3 program, which showed best-in-class efficacy results for the 9-of-12 week combined responder rates. Within the United States, there are approximately 11 million patients that suffer that suffer from IBS-C. There is significant unmet need for prescription medications, where, according a 2015 American Gastroenterological Association report, only one in four treated patients are very satisfied with the current FDA approved treatments in IBS-C.

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

NHE3 patents

Our NHE3 patent portfolio is wholly owned by us. This portfolio includes four issued U.S. patents, two issued Japanese patents, two issued patents in each of Korea, Hong Kong, Israel and Mexico and one issued patent in each of the following territories: Australia, China, and the European Union. These issued patents cover the composition and methods of using tenapanor and are predicted, without extension or adjustment, to expire in December 2029. We have related national patent applications pending in Europe, China, India, Israel and a number of other countries. Any patents issuing from these patent applications are also predicted without extension or adjustment to expire in December 2029.

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

EMPLOYEES

As of December 31, 2018, we had a total of 86 employees, all of which were full-time employees, including a total of 16 employees with Ph.D. degrees. Within our workforce, 61 employees are engaged in research and development and the remaining 25 in general management and administration, including finance, legal, and business development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of December 31, 2018, we had an accumulated deficit of $365.5 million.

We expect that our operating losses will substantially increase for the foreseeable future as we prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor, including costs associated with completing the ongoing Phase 3 development of tenapanor for the treatment of hyperphosphatemia in end stage renal disease, or ESRD, patients on dialysis, and if such Phase 3 development is successful, preparing the new drug application, or NDA, for submission to the U.S. Food and Drug Administration, or FDA, to request marketing authorization for tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, and continuing our discovery and research activities.

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

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See NOTE 10. COLLABORATION AND LICENSING AGREEMENTS for details on our obligations to AstraZeneca. If the number of patients suitable for tenapanor is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On May 16, 2018, we entered into a loan and security agreement with Solar Capital, Ltd. and Western Alliance Bank, or collectively the Lenders, pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility with a maturity date of November 1, 2022.  The full amount of the loan was funded on May 16, 2018. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

Additionally, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event  of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lenders determine that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lenders to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others’ rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The Lenders could also exercise their rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

•	whether or not we receive approval from the FDA to market tenapanor for the treatment of patients with IBS-C;
•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•	our ability to successfully commercialize tenapanor, if approved, either alone or with one or more collaboration partners;
•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
•	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities, should we elect to do so;
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

•	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital Ltd. and Western Alliance Bank during May 2018.

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

•

whether the FDA or foreign regulatory authorities require us or our collaboration partners to conduct clinical trials in addition to those anticipated prior to approval to market tenapanor, which could delay the commercialization of tenapanor;

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

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. While tenapanor met the primary endpoint in two Phase 3 clinical studies evaluating tenapanor for the treatment of patients with IBS-C, there can be no assurance that we will receive marketing authorization from FDA. In addition, a prolonged government shutdown may cause significant regulatory delays, and therefore, delay our efforts to seek and obtain approvals from the FDA, including approval of our NDA for tenapanor for the treatment of IBS-C.  Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis, there can be no assurances that the second Phase 3 trial of tenapanor in this indication will achieve the primary endpoint, or that our ongoing clinical trial evaluating tenapanor as adjuvant therapy to phosphate binders will achieve the primary endpoint.  There can be no assurances that we will receive regulatory approval to market tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, either as monotherapy or as adjuvant therapy to phosphate binders. Further, it may not be possible or practicable to demonstrate, or if approved, to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor, if approved. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in completing the development of, obtaining approval for, and commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays in completing our clinical development of tenapanor for the treatment of hyperphosphatemia. Furthermore, results of earlier studies and trials may not be predictive of future trial results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. We are currently conducting our second Phase 3 clinical trial for tenapanor as monotherapy for the treatment of hyperphosphatemia in ESRD patients on dialysis, as well as a Phase 3 clinical trial evaluating tenapanor as adjuvant therapy to phosphate binders for the treatment of hyperphosphatemia in this patient population.  Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis, there can be no assurances that the second Phase 3 trial results of tenapanor in that indication will show the desired safety and efficacy. There can also be no assurances that the ongoing clinical trial evaluating tenapanor as adjuvant therapy to phosphate binders will show the desired safety and efficacy for this indication.   A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical development program for tenapanor for the treatment of hyperphosphatemia is completed, and despite the completion of our Phase 3 program for tenapanor for IBS-C, the results for indications sought may not be sufficient to obtain the desired regulatory approval for tenapanor, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product for the approved indication.

We do not know whether our clinical trial evaluating tenapanor as adjuvant therapy to phosphate binders for the treatment of hyperphosphatemia will enroll an adequate number of patients on time or whether that trial and our Phase 3 clinical trial for tenapanor monotherapy for the treatment of hyperphosphatemia will be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

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

We could also encounter delays if either of our ongoing clinical trials are suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, if there are delays in the completion of, or termination of, either the Phase 3 clinical trial or the adjuvant therapy clinical trial for tenapanor for the treatment of hyperphosphatemia, the commercial prospects of tenapanor for such indication may be harmed, and our ability to generate revenue from product sales of tenapanor for such indication will be delayed. In addition, any delays in completing the clinical trial will increase costs, slow down our regulatory approval process for tenapanor for hyperphosphatemia and jeopardize the ability to commence product sales and generate revenue from product sales for this indication. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that may cause, or lead to, a delay in the completion of either or both of our ongoing hyperphosphatemia clinical trials may also ultimately lead to the denial of regulatory approval.

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

There is increased uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the treatment of hyperphosphatemia in ESRD patients. In July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extended this implementation date to January 1, 2024. Additionally, section 204 of the Stephen Beck, Jr., Achieving a Better Life Experience Act of 2014, or ABLE, provides that payment for oral-only ESRD drugs cannot be made under the ESRD Prospective Payment System prior to January 1, 2025. As a result, absent further legislation on this matter,  beginning in 2025, oral-only ESRD-related drugs may be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact that bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor, if approved. We may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

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

For example, tenapanor will, if approved for the treatment of hyperphosphatemia in ESRD patients on dialysis, compete directly with phosphate binders for the treatment of hyperphosphatemia in ESRD patients on dialysis. The various types of phosphate binders commercialized in the United States include the following:

•	Calcium carbonate (many over-the-counter brands including Tums and Caltrate)
•	Calcium acetate (several prescription brands including PhosLo and Phoslyra)
•	Lanthanum carbonate (Fosrenol)
•	Sevelamer hydrochloride (Renagel)
•	Sevelamer carbonate (Renvela)
•	Sucroferric oxyhydroxide (Velphoro)
•	Ferric citrate (Auryxia)

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Sanofi booked €411 million ($470 million) in worldwide sales of sevelamer during 2018. Generic sevelamer carbonate has been approved in certain jurisdictions in Europe since 2015 and in the U.S. market since June 2017. In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

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

We are aware of three prescription products marketed for IBS-C, including Linzess (linaclotide), Amitiza (lubiprostone), and Trulance (plecanatide). Finally, we are also aware of two products that have recently received US FDA marketing authorization or are currently in review for marketing authorization by the US FDA: Motegrity (prucalopride) which was approved by FDA in December 2018 for the treatment of chronic idiopathic constipation in adults and tegaserod maleate, for which a supplemental new drug application was submitted for the treatment of women with IBS-C who are at low risk for cardiovascular disease.

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

We have developed a proprietary drug discovery and design platform to enable the identification, screening, testing, design and development of new product candidates, and have developed APECCS as a component of this of this platform. We have utilized APECCS in the design of our small molecules and to identify new and potentially novel targets in the GI tract. However, there can be no assurance that APECCS will be able to identify new targets in the GI tract or that any of these potential targets or other aspects of our proprietary drug discovery and design platform will yield product candidates that could enter clinical development and, ultimately, be commercially valuable. In addition, as we focus our efforts on the discovery and design of therapies for the treatment of cardiorenal diseases, we may need to further develop our proprietary drug discovery and design platform to enhance its usefulness in the identification, screening, testing, design and development of new product candidates for the treatment of cardiorenal diseases. There can be no assurances that we will be successful in such additional development of our platform or that our platform will yield product candidates for the treatment of renal diseases.

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

While we have continued to work to optimize our management composition, personnel and systems to support our current activities for future growth, these resources may not be adequate for this purpose. Our need to effectively execute our business strategy requires that we:

•

manage our clinical trials effectively, including the Phase 3 trial of tenapanor and the clinical trial evaluating tenapanor as adjuvant therapy to phosphate binders, both of which are being conducted at multiple trial sites;

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture tenapanor or any of other our product candidates on a commercial scale, or to manufacture our drug supplies for use in the conduct of our nonclinical and clinical studies. The facilities used by our contract manufacturers to manufacture our drug supply must be approved by the FDA pursuant to inspections that will be conducted after an NDA is submitted to the FDA including the NDA we submitted in September 2018. Our ability to control the manufacturing process of our product candidates is limited to the contractual requirements and obligations we impose on our contract manufacturer.  Although they are contractually required to so do, we are completely dependent on our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products.

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

We and our collaborators, CROs and other contractors and consultants depend on information technology systems, and any failure of these systems could harm our business. Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.

We and our collaborators, CROs, and other contractors and consultants collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we and our collaborators, CROs and other contractors and consultants collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we and our collaborators, CROs and other contractors and consultants do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, CROs, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or those of our collaborators, CROs or other contractors, or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until December 31, 2019.

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

In addition to Japan, China and Canada, we or our collaboration partners may decide to seek marketing approval for certain of our product candidates outside the United States or otherwise engage in business outside the United States, including entering into contractual agreements with third-parties. We currently utilize contract manufacturing organizations located outside of the United States to manufacture our active drug substance for tenapanor.  We expect that we are subject to additional risks related to entering these international business markets and relationships, including:

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

In addition, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model. In the United States, the Affordable Care Act was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.  The Bipartisan Budget Act of 2018 increases this discount to 70% beginning in 2019.

We currently expect that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation, and we currently expect that the current Presidential Administration will continue to seek to modify, or repeal all, or certain provisions of, the Affordable Care Act. There is still uncertainty with respect to any regulatory changes, and such regulatory changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were otherwise authorized by the Affordable Care Act. However, we cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments of 2% per fiscal year to providers that will remain in effect through 2027 unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

We may be subject to third-party patent infringement claims in the future against us or our that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. We may be required to indemnify future collaboration partners against such claims. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If a patent infringement suit were brought against us we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. In addition, if a patent infringement suit were brought against us regarding the use of aspects of our drug discovery and development platform,  we could be forced to stop our use of APECCS or of other aspects of our platform, or we could be forced to modify our processes to avoid infringement, which may not be possible at a reasonable cost, if at all, and which could result in substantial delay in our use of our platform for the discovery of new product candidates or potential targets. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, we may be unable to maintain such licenses and the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease our use of APECCS or some other aspect of our drug discovery and development platform or our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, or unable to maintain such licenses when granted. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing clinical trials for tenapanor for hyperphosphatemia;
•	the success of our efforts to establish a collaboration partnership for the commercialization of tenapanor for IBS-C in the United States;
•	our ability, alone or with collaboration partners, to commercialize or obtain regulatory approval for tenapanor, or delays in commercializing or obtaining regulatory approval;
•

announcements of regulatory approval, a complete response letter with respect to our NDA filed with the FDA in September 2018 seeking marketing approval for tenapanor for IBS-C, results of regulatory inspections of our facilities or those of our contract manufacturing organizations, or specific label restrictions or patient populations for tenapanor’s use, or changes or delays in the regulatory review process;

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
•

failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates, including the ongoing Phase 3 and adjuvant therapy clinical trials for tenapanor for hyperphosphatemia;

•	the success of our efforts to acquire or license or discover additional product candidates;
•	any intellectual property infringement actions in which we may become involved;
•	the success of our efforts to obtain adequate intellectual property protection for our product candidates;

•	announcements concerning our competitors or the pharmaceutical industry in general;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	sales of debt securities and sales or licensing of assets;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	the loss of any of our key scientific or management personnel.

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

As of December 31, 2018, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund associated with one of our directors, collectively beneficially owned approximately 26.2% of our common stock, including shares that NEA has the right to acquire within 60 days of December 31, 2018. NEA together with our executive officers and directors beneficially owned approximately 29.3% of our capital stock, including outstanding restricted stock units that will vest within 60 days of December 31, 2018, and warrants and stock options exercisable for shares of our common stock within 60 days of December 31, 2018. Therefore, these stockholders may be able to determine all matters requiring stockholder approval, and the entities affiliated with NEA alone will have significant ability to influence decisions through their ownership position. For example, these stockholders may be able to influence or control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that certain stockholders may feel are in their best interest as one of our stockholders.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2018, we had 62,516,627 shares of common stock outstanding. Of those shares, approximately 15.8 million were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

As of December 31, 2018, approximately 1.0 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 5.5 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of December 31, 2018, approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of December 31, 2018, the holders of approximately 5.6 million shares of our outstanding common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is currently located in Fremont, California, and consists of 61,784 square feet, plus a further 10,716 square feet beginning in September 2019, of leased office and laboratory space under a lease that currently expires in September 2021. In addition, we lease 3,520 square feet of office space in Boston, Massachusetts, under a lease that currently expires in October 2021. We believe that our existing facilities are adequate for our current needs. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe that as of December 31, 2018, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock commenced trading on The Nasdaq Global Market under the symbol “ARDX” on June 19, 2014. Prior to that date, there was no public trading market for our common stock.  As of December 31, 2018, there were 34 holders of record of our common stock.

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

	Year Ended December 31,
Statement of Operations Data:	2018	2017	2016	2015	2014
	(in thousands, except share and per share amounts)
Revenue:
Licensing revenue	$2,320	$42,000	$—	$21,611	$18,394
Collaborative development revenue	—	—	—	2,415	13,229
Other revenue	287	—	—	—	—
Total revenue	2,607	42,000	—	24,026	31,623
Cost of revenue	466	8,400	—	—	—
Gross profit	2,141	33,600	—	24,026	31,623
Operating expenses:
Research and development	69,373	75,484	94,161	39,885	25,900
General and administrative	23,715	23,231	18,734	13,530	7,287
Total operating expenses	93,088	98,715	112,895	53,415	33,187
Loss from operations	(90,947)	(65,115)	(112,895)	(29,389)	(1,564)
Interest expense	(3,534)	—	—	—	—
Other income (expense), net	3,187	1,955	508	(261)	10
Change in fair value of preferred stock warrant liability	—	—	—	—	(1,593)
Loss before provision for income taxes	(91,294)	(63,160)	(112,387)	(29,650)	(3,147)
Provision for (benefit from) income taxes	4	1,179	—	(29)	67
Net loss	$(91,298)	$(64,339)	$(112,387)	$(29,621)	$(3,214)
Net loss per common share, basic and diluted	$(1.62)	$(1.36)	$(2.80)	$(1.29)	$(0.31)
Shares used in computing net loss per share - basic and diluted	56,219,919	47,435,331	40,118,522	22,892,640	10,248,337

	As of December 31,
Balance Sheet Data:	2018	2017	2016	2015	2014
	(in thousands)
Cash, cash equivalents and short-term investments	$168,089	$133,976	$200,823	$107,004	$107,286
Total assets	183,332	157,903	213,131	116,946	113,414
Deferred revenue	—	—	—	—	47,053
Accumulated deficit	(365,512)	(278,214)	(213,875)	(101,488)	(71,867)
Total stockholders' equity	115,813	139,312	193,151	108,901	60,682

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the section of this report entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward- looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx”, “Company”, “we”, “us”, and “our” refer to Ardelyx, Inc.

OVERVIEW

We are a biopharmaceutical company focused on developing first-in-class medicines to improve treatment choices for people with cardiorenal diseases. This includes patients with end-stage renal disease, or ESRD, suffering from elevated serum phosphorus, or hyperphosphatemia; and patients with chronic kidney disease, or CKD, and/or heart failure patients with elevated serum potassium, or hyperkalemia.

Our portfolio is led by the development of tenapanor, a first-in-class inhibitor of NHE3. In our cardiorenal pipeline, tenapanor is being evaluated in a second Phase 3 clinical trial, the PHREEDOM trial, for the treatment of hyperphosphatemia in patients with ESRD who are on dialysis, with topline results expected in the fourth quarter of 2019. This trial follows a successful first Phase 3 clinical trial completed in 2017, which achieved statistical significance for the primary endpoint. Tenapanor, if successfully developed and approved, would be the first therapy for phosphate management that is not a phosphate binder. We are also evaluating tenapanor in combination with phosphate binders in a Phase 3 clinical trial, the AMPLIFY trial, from which results are currently expected in the second half of 2019. If our AMPLIFY trial is successful, tenapanor would, if approved, be the first and only phosphate lowering therapy to be indicated as adjunctive therapy for use in combination with binders.

We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking common blood pressure medications known as RAAS inhibitors, which inhibit of the renin-angiotensin-aldosterone system. We believe that RDX013 has the potential to lower elevated potassium with a much lower pill burden than potassium binders and may provide significant advantages as a stand-alone agent or also in combination with potassium binders.

In addition to the development of tenapanor for the treatment of hyperphosphatemia for ESRD patients on dialysis, we have developed tenapanor for the treatment of patients with IBS-C. On September 12, 2018, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C, and have been granted a target action date under the Prescription Drug User Fee Act, or PDUFA, of September 12, 2019. The NDA submission was supported by a clinical package encompassing more than 3,100 patients and healthy volunteers who have participated in Ardelyx clinical trials and extensive clinical and preclinical data supporting the safety profile. The data include results from the completed IBS-C registration T3MPO program, which consisted of two Phase 3 trials, T3MPO-1 and T3MPO-2, and a long-term safety extension trial, T3MPO-3. Both the T3MPO-1 and T3MPO-2 trials achieved statistical significance for their primary endpoint and demonstrated that tenapanor had a durable effect on reducing constipation and abdominal pain that patients with IBS-C experience. The favorable safety profile of tenapanor, which has been shown across all clinical trials, was further supported by the completed T3MPO-3 study.

We have developed a proprietary drug discovery and design platform to discover targets found in the GI tract that regulate processes in the body and design products candidates that act upon those targets to take advantage of the gut’s ability to communicate with other organs.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales and have no products approved for commercialization. As of December 31, 2018, we had an accumulated deficit of $365.5 million.

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

On May 25, 2018, we completed an underwritten public offering of 12,500,000 shares of our common stock at a price to the public of $4.00 per share, that were purchased by Jefferies LLC, or Jefferies, and Leerink Partners LLC, or Leerink, as representatives of several underwriters, or collectively the Underwriters, from the Company at a price of $3.76 per share, and on June 25, 2018, we sold an additional 1,875,000 shares of our common stock at a price to the public of $4.00 per share, that were purchased by the Underwriters from the Company at a price of $3.76 per share, following the full exercise of the underwriters’ option to purchase additional shares of common stock. We received net proceeds from the offering of $53.8 million, after deducting the underwriting discounts, commissions and offering expenses.

We expect to incur operating losses for the foreseeable future as a result of our continued development of tenapanor and our preparations for the commercialization of tenapanor, including costs associated with completing the on-going Phase 3 development program for tenapanor for the treatment of hyperphosphatemia in patients with ESRD on dialysis, as well as the advancement of our research programs into the preclinical stage. To date, we have funded our operations from the sale and issuance of common stock, convertible preferred stock, funds from our former collaboration partnerships, funds from license agreements, and funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.

FINANCIAL OPERATIONS OVERVIEW

Revenue

We have not generated any revenue from product sales. Prior to 2017, our revenue to date had been generated from non-refundable license payments and reimbursements for research and development expenses under license agreements with AstraZeneca AB, or AstraZeneca, and Sanofi, S.A., or Sanofi, both of which were terminated in 2015. We recognized revenue from upfront payments ratably over the term of our estimated period of performance under those agreements, which we recorded as licensing revenue. Reimbursements from AstraZeneca for development costs incurred under our license and collaboration agreement with them were classified as collaborative development revenue. There has been no recognition of collaborative development revenue since the termination of the AstraZeneca agreement in 2015.

In 2017, we executed license agreements with Kyowa Hakko Kirin Co., Ltd., or KHK, and Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd., or Fosun Pharma, for the development, commercialization and distribution of tenapanor for certain uses in Japan and China, respectively. Under the terms of the KHK and Fosun Pharma license agreements, the Company received an aggregate of $30.0 million and $12.0 million, respectively, in non-refundable up-front license fees. These amounts were recorded as revenue when the contracts were executed. These agreements also contain milestone payments, which will be recorded as revenue when we achieve the underlying milestone. See “ITEM 1. BUSINESS—OUR PRODUCT PIPELINE— Tenapanor: A New Approach for Treating Hyperphosphatemia in ESRD Patients on Dialysis” for additional detail regarding the KHK and Fosun Pharma license agreements

During the first quarter of 2018, we executed a license agreement with Knight Therapeutics, Inc., or Knight, for the development, commercialization and distribution of tenapanor for hyperphosphatemia and IBS-C in Canada. Under the terms of the Knight license agreement, the Company received a nonrefundable payment of CAD 3 million, or U.S. $2.3 million, in up-front license fees, which was recorded as revenue when the contract was executed. The agreement also provides for development and commercialization milestone payments, which will be recorded as revenue when we achieve the underlying milestone.

Our past revenue performance is not necessarily indicative of results to be expected for the future operating periods. Our non-product revenue cannot always be predicted since it is dependent upon achievement of certain milestones.

On January 1, 2018 we adopted the new standard for Revenue from Contracts with Customers, ASC 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period.  See “Note 2. Summary Of Significant Accounting Policies” under Revenue Recognition, for further detail.

Cost of Revenue

Cost of revenue represents payments due to AstraZeneca, who under the terms of a termination agreement entered into in 2015 are entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the revenue that generates our liability for these license payments. To date in aggregate, we have recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KHK license agreement and Fosun Pharma license agreement, respectively, recorded in 2017 (ii) $0.5 million related to the Knight license agreement recorded in the year ended December 31, 2018 and (iii) $1.0 million related to the KHK license agreement associated with a milestone that KHK achieved in February 2019.

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

Provision for Income Taxes

The provision for income taxes was not material for year ending December 31, 2018, $1.2 million for year ending December 31, 2017 and zero for year ending December 31, 2016.   We have a net loss for all three years ending December 31, 2018. Our deferred tax assets continue to be fully offset by a valuation allowance.

The Tax Cuts and Jobs Act of 2017, or TCJA, makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective January 1, 2018. The Company is able to determine a reasonable estimate of certain effects of the TCJA and has therefore recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities. As a result, the Company has recorded a decrease related to net deferred tax assets of $35.6 million, with an offsetting change in valuation allowance of $35.6 million for the year ended December 31, 2017. The SEC has provided accounting and reporting guidance that allows the Company to report provisional amounts within a measurement period of up to one year from the date of enactment due to the complexities inherent in adopting the TCJA. The Company completed its analysis during the measurement period and there were no measurement period adjustments recognized during the reporting period.

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

Revenue Recognition

On January 1, 2018 we adopted the new standard for Revenue from Contracts with Customers, ASC 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period. As a result of the adoption of the new standard, on January 1, 2018, we recorded the following: (i) an increase in current assets of $5.0 million representing a receivable related to the first milestone under our KHK license agreement, which was achieved by KHK in February 2019, (ii) an increase in current liabilities of $1.0 million representing a payable related to the corresponding payment to AstraZeneca in accordance with our termination agreement with AstraZeneca and (iii) a related decrease in its accumulated deficit of approximately $4.0 million as the new standard permits revenue from milestones that possess certain criteria to be recognized earlier as the new standard contains different recognition criteria related to milestones than under the previous standard, Revenue Recognition, Multiple-Element Arrangements - Licensing revenues, ASC 605.

We enter into licensing agreements which are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties.  The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and future royalties on net sales of licensed products.  Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.  As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Milestone Payments:  At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method.  Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved.  Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options.  We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.  If we are entitled to additional payments when the customer exercises these options, any payments are recorded in other revenues when the customer obtains control of the goods, which is upon delivery.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

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

We record expenses related to clinical studies and manufacturing development activities based on our estimates of the services received and efforts expended pursuant to contracts with our CROs and manufacturing vendors that conduct and manage these activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which each component of a service will be performed, and estimate, with vendor input if appropriate, the resulting level of completion of each component of the service, with such estimates often involving drivers that provide a surrogate measurement of completion such as number of enrolled subjects and/or number of sites activated in the calculation of clinical trial fee accruals. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued or prepaid expense balance accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

Stock-Based Compensation

We estimate the fair value of stock options and Employee Stock Purchase Plan, or ESPP, shares using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected Term—We have limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for our stock-option grants. As such, the expected term is estimated using the simplified method whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,
	2018	2017
Licensing revenue	$2,320	$42,000
Other revenue	287	—
Total revenues	2,607	42,000
Dollar change from prior year	(39,393)
Percent change from prior year	(94)%

Total revenue was $2.6 million for the year ended December 31, 2018, a decrease of $39.4 million, or 94%, compared to $42.0 million for the year ended December 31, 2017.  Total revenue of $2.6 million in the year ended December 31, 2018 included $2.3 million of licensing revenue related to the upfront payment from Knight and $0.3 million of other revenue related to the manufacturing supply of tenapanor and other materials to KHK, for KHK’s product development and clinical trials in Japan, in accordance with our license agreement with KHK.  Total revenue of $42.0 million in the year ended December 31, 2017 was comprised of licensing revenue related to upfront payments in accordance with our KHK and Fosun Pharma license agreements.

Cost of revenue

	Year Ended December 31,
	2018	2017
Cost of revenue	$466	$8,400
Dollar change from prior year	(7,934)
Percent change from prior year	(94)%

Cost of revenue was $0.5 million for the year ended December 31, 2018, a decrease of $7.9 million, or 94%, compared to $8.4 million for the year ended December 31, 2017. The cost of revenue in both periods represented license payments due to AstraZeneca. AstraZeneca, under the terms of a termination agreement entered into in 2015, is entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, with the maximum amount due to AstraZeneca for royalties and non-royalty revenue not to exceed $75.0 million in aggregate for (i) and (ii).

Research and Development

	Year Ended December 31,
	2018	2017
Research and development	$69,373	$75,484
Dollar change from prior year	(6,111)
Percent change from prior year	(8)%

Research and development expenses were $69.4 million for the year ended December 31, 2018, a decrease of $6.1 million, or 8%, compared to $75.5 million for the year ended December 31, 2017. The decrease consisted of a $1.1 million decrease in our external program costs and a $5.0 million decrease in our internal program costs.

The decrease in our external program costs of $1.1 million included a $11.7 million decrease due to discontinuation of the RDX7675 program and a $1.7 million reduction of activities associated with the RDX8940 program that was partially offset by a $12.3 million increase in expense primarily related to our tenapanor programs. The $12.3 million increase included an increase in expense related to the start of our second tenapanor hyperphosphatemia Phase 3 study that was partially offset by a decrease in expenses for clinical development activities related to the completion of our tenapanor IBS-C Phase 3 clinical program as well as our first tenapanor hyperphosphatemia Phase 3 clinical trial.

The decrease in our internal costs of $5.0 million was primarily due to a decrease in personnel costs, including stock-based compensation costs as a result of a reduction in force during the third quarter of 2017, and a related decrease in research and development activities.

General and Administrative

	Year Ended December 31,
	2018	2017
General and administrative	$23,715	$23,231
Dollar change from prior year	484
Percent change from prior year	2%

General and administrative expenses were $23.7 million for the year ended December 31, 2018, an increase of $0.5 million, or 2%, compared to $23.2 million for the year ended December 31, 2017. The increase was primarily due to an increase in professional services and stock-based compensation expense, partially offset by a reduction in personnel costs due to reduction in force during the third quarter of 2017.

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

	Year Ended December 31,
	2017		2016
	(in thousands)
Licensing revenue	$42,000		$—
Dollar change from prior year	42,000
Percent change from prior year	*	%

________________________

* not meaningful

Licensing revenue for the year ended December 31, 2017, was $42.0 million, an increase of $42.0 million compared to the year ended December 31, 2016, when we generated no licensing revenue. Licensing revenue for 2017 was related to the recognition of revenue from upfront payments under our KHK and Fosun Pharma license agreements.

Cost of revenue

	Year Ended December 31,
	2017		2016
	(in thousands)
Cost of revenue	$8,400		$—
Dollar change from prior year	8,400
Percent change from prior year	*	%

________________________

* not meaningful

Cost of revenue for the year ended December 31, 2017, was $8.4 million, an increase of $8.4 million compared to the year ended December 31, 2016, when we generated no revenue and therefore incurred no related costs. Cost of revenue represents license payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 is entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, with the maximum amount due AstraZeneca for royalties and non-royalty revenue not to exceed $75.0 million in aggregate for (i) and (ii).

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

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2018	2017
Cash and cash equivalents	78,768	75,383
Short-term investments	89,321	58,593
Total liquid funds	$168,089	$133,976

As of December 31, 2018, we had cash, cash equivalents and short-term investments totaling $168.1 million compared to $134.0 million as of December 31, 2017.

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

In March 2018, we entered into an exclusive license agreement with Knight for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March and April 2018, we collected $2.3 million related to the Knight license agreement, and $0.5 million of cost of revenue was paid pursuant to the AstraZeneca Termination Agreement.

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

On August 9, 2018, we filed a prospectus supplement with the SEC pursuant to our previously filed shelf registration statement on Form S-3 (File No. 333-217441). The prospectus covers the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market” offerings pursuant to a Sales Agreement entered into with Leerink on August 9, 2018.  As of December 31, 2018, no shares have been offered or issued or sold against the Sales Agreement with Leerink.

Our primary sources of cash have been from the sale and issuance of common stock, convertible preferred stock, funds from our former collaboration partnerships, funds from license agreements, and funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures, as well as general administrative expenditures and our obligations related to our license termination agreement with AstraZeneca. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of December 31, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may be able to secure additional collaboration partnerships with third-parties to participate in the development and commercialization of our potential products, our future funding requirements will depend on many factors, including the following:

•

the progress, timing, scope, results and costs of our clinical trial program evaluating tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis alone and in combination with phosphate binders, and if our clinical programs are successful, the submission of an NDA with the FDA to request marketing authorization for tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis and as an adjunctive therapy with phosphate binders, as well as our decision whether or not to pursue other indications for tenapanor;

•	whether or not we receive approval from the FDA to market tenapanor for the treatment of patients with IBS-C;
•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;

•	our ability to successfully commercialize tenapanor, if approved, either alone or with one or more collaboration partners;
•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
•	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities, should we elect to do so;
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

•	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank during May 2018.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Cash used in operating activities	$(70,274)	$(65,190)	$(92,534)
Cash (used in) provided by investing activities	(29,894)	65,290	(131,076)
Cash provided by financing activities	103,553	685	191,204
Net increase (decrease) in cash and cash equivalents	$3,385	$785	$(32,406)

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2018, was approximately $70.3 million. The net loss of $91.3 million was adjusted for (i) non-cash charges of $2.4 million related to depreciation, amortization, non-cash interest expense and change in derivative liabilities and $9.2 million for stock-based compensation, (ii) a decrease of $10.7 million in accounts receivable related to the Fosun Pharma license upfront fee received, (iii) a $0.5 million decrease in prepaid expenses primarily advances to vendors for clinical development and manufacturing, and (iv)  a decrease in accounts payable and accrued liabilities of $1.8 million primarily due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor.

Net cash used in operating activities during the year ended December 31, 2017, was approximately $65.2 million. The net loss of $64.3 million was adjusted for (i) non-cash charges of $3.2 million for depreciation and amortization and $9.6 million for stock-based compensation, (ii) an increase of $10.8 million in accounts receivable, solely related to the Fosun Pharma license upfront fee after withholding taxes, (iii) an increase of $2.1 million in prepaid expenses and (iv) a decrease in accounts payable and accrued liabilities of $0.7 million primarily due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor and RDX7675.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $29.9 million for the year ended December 31, 2018, primarily due to purchases of short-term investments of $169.0 million and purchase of property and equipment of $0.3 million offset by maturities of short-term investments and redemptions of $139.4 million.

Net cash provided by investing activities was $65.3 million for the year ended December 31, 2017, primarily due to maturities and sales, less purchases, of short-term investments of $67.7 million. This was offset by the acquisition of property and equipment of $2.4 million related to the purchase of laboratory equipment and leasehold improvements.

Net cash used by investing activities was $131.1 million for the year ended December 31, 2016, primarily due to purchases of marketable securities of $133.8 million and acquisition of property and equipment of $4.9 million related to the expansion of our laboratory and related equipment. These uses of cash were partially offset by maturities of short-term investments of $7.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018, was $103.6 million, primarily due to (i) net proceeds of $53.8 million from an underwritten public offering of our common stock in 2018 after deducting the underwriting discounts and commissions and offering expenses, (ii) net proceeds of $49.3 million from the term loan provided by Solar Capital Ltd. and Western Alliance Bank after deducting the closing fee, legal expenses and issuance costs, and (iii) net proceeds of $0.5 million from issuance of common stock under the employee stock purchase plan, or ESPP.

Net cash provided by financing activities for the year ended December 31, 2017, was $0.7 million, due to proceeds from issuance of common stock under ESPP.

Net cash provided by financing activities for the year ended December 31, 2016, was $191.2 million and was primarily due to net proceeds of $190.6 million from public and private offerings of our common stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

	Payments Due by Period (in thousands)
	Less than	1 to 3	3 to 5	More Than 5
Contractual Obligation:	1 year	Years	Years	Years	Total
Lease obligations (1)	$2,697	$5,329	$—	$—	$8,026
Contract manufacturing obligations (2)	—	682	1,364	1,365	3,411
Long-term debt obligations (3)	5,193	37,050	26,081	—	68,324

Total contractual obligations	$7,890	$43,061	$27,445	$1,365	$79,761

(1)	These amounts are comprised of total future estimated remaining payments under our non-cancelable existing operating lease agreements.
(2)	These amounts are comprised of contractual obligations related to minimum purchase commitment of drug supply for our proposed commercial supply of our product candidates.
(3)	The long-term debt obligation is comprised of a Loan and Security Agreement that was executed in May 2018 and includes estimated principle and interest payments thereupon.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 in the notes to our consolidated financial statements in Part I, Item 8 of this Annual Report on Form 10‑K, for a discussion of new accounting pronouncements.

JOBS ACT ACCOUNTING ELECTION

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. In addition, as an emerging growth company, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until December 31, 2019.

SMALLER REPORTING COMPANY

On June 28, 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company, or SRC, definition, whereby we were determined to qualify as an SRC. We elected to reflect that determination and avail ourselves with most of the SRC scaled disclosure accommodations in our subsequent filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities. We had cash, cash equivalents and short-term investments of $168.1 million as of December 31, 2018, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our short-term investments must be rated A‑1/P‑1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as specified below. We do not enter into investments for trading or speculative purposes.

We are subject to interest rate fluctuation exposure both through our borrowings under the Loan Agreement and our investment in money market accounts each of which bears a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month LIBOR plus 7.45% per annum.  A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.4 million as of December 31, 2018. We had $49.2 million aggregate principal amount of loan outstanding as of December 31, 2018.

We are also subject to interest rate fluctuation exposure through our investments, however, the goals of our investment policy are the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds and short-term debt securities. Because of the short-term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily, Swiss francs and the euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities. During the year ended December 31, 2018, we entered into forward currency exchange contracts denominated in Swiss francs, that are not designated as cash flow hedges, to secure a foreign currency exchange rate to minimize cash flow exposure to fluctuating exchange rates.

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

As of December 31, 2018, we had open forward foreign currency exchange contracts with notional amounts of $3.4 million. A hypothetical 10% strengthening in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2018 would have resulted in a reduction in the value of the Swiss francs, expressed in U.S. Dollars, of approximately $0.4 million which would negatively affect earnings during the remaining life of the contracts.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARDELYX, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardelyx, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ardelyx, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments effective January 1, 2018.

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

Redwood City, California

March 6, 2019

ARDELYX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$78,768	$75,383
Short-term investments	89,321	58,593
Accounts receivable	85	10,796
Unbilled license revenue	5,000	—
Prepaid expenses and other current assets	3,197	4,940
Total current assets	176,371	149,712
Property and equipment, net	5,611	8,032
Other assets	1,350	159
Total assets	$183,332	$157,903
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,148	$3,933
Accrued compensation and benefits	2,723	3,229
Uncharged license fees	1,000	—
Accrued and other liabilities	12,857	10,709
Total current liabilities	17,728	17,871
Loan payable, long term	49,209	—
Other long-term liabilities	582	720
Total liabilities	67,519	18,591
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 62,516,627 and 47,534,979 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively.	6	5
Additional paid-in capital	481,357	417,568
Accumulated deficit	(365,512)	(278,214)
Accumulated other comprehensive loss	(38)	(47)
Total stockholders’ equity	115,813	139,312
Total liabilities and stockholders’ equity	$183,332	$157,903

See accompanying notes.

ARDELYX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Licensing revenue	$2,320	$42,000	$—
Other revenue	287	—	—
Total revenues	2,607	42,000	—
Cost of revenue	466	8,400	—
Gross profit	2,141	33,600	—
Operating expenses:
Research and development	69,373	75,484	94,161
General and administrative	23,715	23,231	18,734
Total operating expenses	93,088	98,715	112,895
Loss from operations	(90,947)	(65,115)	(112,895)
Interest expense	(3,534)	—	—
Other income (expense), net	3,187	1,955	508
Loss before provision for income taxes	(91,294)	(63,160)	(112,387)
Provision for income taxes	4	1,179	—
Net loss	$(91,298)	$(64,339)	$(112,387)
Net loss per common share, basic and diluted	$(1.62)	$(1.36)	$(2.80)
Shares used in computing net loss per share - basic and diluted	56,219,919	47,435,331	40,118,522
Comprehensive loss:
Net loss	$(91,298)	$(64,339)	$(112,387)
Unrealized gain (loss) on available-for-sale securities, net of tax	9	24	(71)
Comprehensive loss	$(91,289)	$(64,315)	$(112,458)

See accompanying notes.

ARDELYX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2015	25,964,886	$3	$210,386	$(101,488)	$—	$108,901
Issuance of common stock in connection with PIPE, net of expenses of $263	12,600,230	1	109,735	—	—	109,736
Issuance of common stock in connection with public offering, net of expenses of $5,413	8,625,000	1	80,836	—	—	80,837
Issuance of common stock under employee stock purchase plan	69,054	—	576	—	—	576
Issuance of common stock for services	20,118	—	187	—	—	187
Issuance of common stock upon exercise of options	25,134	—	55	—	—	55
Issuance of common stock upon vesting of restricted stock units	5,000	—	—	—	—	—
Stock-based compensation	—	—	5,317	—	—	5,317
Other comprehensive loss	—	—	—	—	(71)	(71)
Net loss	—	—	—	(112,387)	—	(112,387)
Balance as of December 31, 2016	47,309,422	$5	$407,092	$(213,875)	$(71)	$193,151
Issuance of common stock under employee stock purchase plan	99,343	—	623	—	—	623
Issuance of common stock for services	46,858	—	201	—	—	201
Issuance of common stock upon exercise of options	35,759	—	62	—	—	62
Issuance of common stock upon vesting of restricted stock units	43,597	—	—	—	—	—
Stock-based compensation	—	—	9,590	—	—	9,590
Other comprehensive income	—	—	—	—	24	24
Net loss	—	—	—	(64,339)	—	(64,339)
Balance as of December 31, 2017	47,534,979	$5	$417,568	$(278,214)	$(47)	$139,312
Issuance of common stock under employee stock purchase plan	120,959	—	491	—	—	491
Issuance of common stock for services	75,183	—	303	—	—	303
Issuance of common stock upon exercise of options	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	410,506	—	—	—	—	—
Stock-based compensation	—	—	9,226	—	—	9,226
Other comprehensive income	—	—	—	—	9	9
Issuance of common stock upon underwritten public offering	14,375,000	1	53,769	—	—	53,770
Adoption of ASU No. 2014-09 on January 1, 2018	—	—	—	4,000	—	4,000
Net loss	—	—	—	(91,298)	—	(91,298)
Balance as of December 31, 2018	62,516,627	$6	$481,357	$(365,512)	$(38)	$115,813

See accompanying notes.

ARDELYX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(91,298)	$(64,339)	$(112,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,678	2,639	1,295
Amortization of deferred financing costs	236	375	346
Amortization of deferred compensation for services	253	192	194
Amortization of premium on investment securities	(1,136)	11	(86)
Stock-based compensation	9,226	9,590	5,317
Change in derivative liabilities	111	—	—
Non-cash interest associated with debt discount accretion	303	—	—
Changes in operating assets and liabilities:
Accounts receivable	10,711	(10,796)	—
Prepaid expenses and other assets	525	(2,148)	1,562
Accounts payable	(2,730)	(1,027)	2,148
Accrued compensation and benefits	(506)	68	795
Accrued and other liabilities	1,353	245	8,282
Net cash used in operating activities	(70,274)	(65,190)	(92,534)
Investing activities
Proceeds from maturities of investments	138,600	133,701	7,600
Sales and redemptions of investments	850	17,957	—
Purchases of investments	(169,033)	(84,013)	(133,810)
Purchases of property and equipment	(311)	(2,355)	(4,866)
Net cash (used in) provided by investing activities	(29,894)	65,290	(131,076)
Financing activities
Proceeds from loan payable, net of issuance costs	49,292	—	—
Proceeds from issuance of common stock, net of issuance costs	53,770	—	190,573
Proceeds from issuance of common stock under stock plans	491	685	631
Net cash provided by financing activities	103,553	685	191,204
Net decrease in cash and cash equivalents	3,385	785	(32,406)
Cash and cash equivalents at beginning of period	75,383	74,598	107,004
Cash and cash equivalents at end of period	$78,768	$75,383	$74,598
Supplementary disclosure of cash flow information:
Income taxes paid	$4	$3	$—
Supplementary disclosure of non-cash financing information:
Issuance of derivative in connection with issuance of loan payable	546	—	—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$55	$730
Services settled through the issuance of common stock	$303	$201	$187

See accompanying notes.

ARDELYX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or “the Company,” is a specialized biopharmaceutical company focused on developing first-in-class medicines to improve treatment choices for people with cardiorenal disease. Tenapanor, a first-in-class inhibitor of NHE3, is being evaluated in a second Phase 3 clinical trial for the treatment of hyperphosphatemia in patients with end-stage renal disease, or ESRD, who are on dialysis and in an additional Phase 3 clinical trial as an adjunctive therapy with phosphate binders in the same patient population. The Company is also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. In November 2018, the Company obtained acceptance of its New Drug Application, or NDA, from the United States Food and Drug Administration, or FDA, for tenapanor for the treatment of people with irritable bowel syndrome with constipation, or IBS-C.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ardelyx and its wholly-owned subsidiary, Ardelyx Cayman Islands, which was placed into voluntary liquidation in December 2017. Intercompany transactions and balances have been eliminated upon consolidation.

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

Liquidity

The Company has never been profitable on an annual basis and, as of December 31, 2018, the Company has an accumulated deficit of $365.5 million. The Company has incurred net losses of approximately $91.3 million, $64.3 million and $112.4 million in the years ended December 31, 2018, 2017 and 2016, respectively. The Company expects to continue to incur net operating losses for the foreseeable future, as the Company continues the development of, seeks regulatory approval for, and if approved, begins to commercialize and manufacture tenapanor, either directly by the Company or through one or more of its collaboration partners. The Company will need additional funding to support its future operating activities and adequate funding may not be available to the Company on acceptable terms, or at all. The Company’s failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the business, results of operations, and financial condition. The Company will need to generate significant revenues to achieve profitability and may never do so. The Company believes that its current available cash, cash equivalents and short-term investments will be sufficient to fund its planned expenditures and meet the Company’s obligations for at least 12 months following its financial statement issuance date.

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

Accounts Receivable

An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. No provision was made for doubtful accounts as of December 31, 2018 or 2017.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the related remaining lease term.

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2018, there have been no such impairment losses.

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

Revenue Recognition

On January 1, 2018 the Company adopted the new standard for Revenue from Contracts with Customers, ASC 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period. As a result of the adoption of the new standard, on January 1, 2018, the Company recorded the following: (i) an increase in current assets of $5.0 million representing a future receivable related to the first milestone under the Company’s license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, that KHK achieved in February 2019, (ii) an increase in current liabilities of $1.0 million representing a future payable related to the corresponding payment to AstraZeneca AB, or AstraZeneca, in accordance with the Company’s termination agreement with AstraZeneca and (iii) a related decrease in its accumulated deficit of approximately $4.0 million as the new standard permits revenue from milestones that possess certain criteria to be recognized earlier as the new standard contains different recognition criteria related to milestones than under the previous standard, Revenue Recognition, Multiple-Element Arrangements - Licensing revenues, ASC 605.

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

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. For employee stock options, the Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and generally recognizes the fair value as stock-based compensation expense on a straight-line basis over the vesting period of the respective awards. For restricted stock and performance-based restricted stock, to the extent they are probable, the compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Derivatives and Hedging Activities

The Company accounts for its derivative instruments as either assets or liabilities on the consolidated balance sheet and measures them at fair value. Derivatives are adjusted to fair value through other (expense) income, net in the consolidated statements of operations and comprehensive loss.

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

As a result of adopting Topic 606 on January 1, 2018, the following financial statement line items in the Company’s Consolidated Balance Sheet at December 31, 2018 and the Consolidated Statement of Income for the year ended December 31, 2018 were affected.

	December 31, 2018
	As Reported	Under Topic 605	Effect of Change
Total current assets	$176,371	171,371	$5,000
Total current liabilities	17,728	16,728	1,000
Accumulated deficit	(365,512)	(369,512)	4,000

	Year Ended December 31, 2018
	As Reported	Under Topic 605	Effect of Change
Revenue:
Licensing revenue	$2,320	2,320	$—
Other revenue	287	287	—
Cost of revenue	466	466	—

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

New Accounting Pronouncements – Adoption on January 1, 2019

In February 2016, the FASB issued ASU No. 2016-02—Leases, (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will elect this transition method and package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will also elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the statements of operations on a straight-line basis over the lease term. We will adopt the ASU on January 1, 2019 using a modified retrospective approach and are finalizing our assessment of the impact of the adoption of the ASU and expect to record a right-of-use asset and a corresponding lease liability to account for our facility lease as a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company assessed there will be no material impact of this standard on its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or no material effect is expected on its consolidated financial statements as a result of future adoption.

3.           CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of December 31, 2018 and December 31, 2017 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$3,733	—	—	$3,733
Money market funds	73,238	—	—	73,238
Commercial paper	1,797	—	—	1,797
Total cash and cash equivalents	$78,768	$—	$—	$78,768
Short-term investments
U.S. treasury securities	3,996	—	—	3,996
Corporate bonds	34,611	—	(21)	34,590
Commercial paper	41,371	—	(14)	41,357
Asset-backed securities	9,381	—	(3)	9,378
Total short-term investments	$89,359	$—	$(38)	$89,321
Total cash equivalents and investments	$168,127	$—	$(38)	$168,089

	December 31, 2017
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$5,882	$—	$—	$5,882
Money market funds	68,651	—	—	68,651
Commercial paper	850	—	—	850
Total cash equivalents and investments	$75,383	$—	$—	$75,383
Short-term investments
U.S. treasury securities	$3,994	—	(1)	$3,993
Corporate bonds	26,853	—	(26)	26,827
Commercial paper	19,584	—	(14)	19,570
Asset-backed securities	8,209	—	(6)	8,203
Total short-term investments	$58,640	$—	$(47)	$58,593
Total cash equivalents and investments	$134,023	$—	$(47)	$133,976

Cash equivalents consist of money market funds and other debt securities with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. The Company invests its cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within stockholders’ equity on the Company’s consolidated balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in “other income (expense), net” in the consolidated statement of operations.

All available-for-sale securities held as of December 31, 2018 and 2017, had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of December 31, 2018 and 2017, no investment was in a continuous unrealized loss position for more than one year and the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$73,238	$73,238	$—	$—
U.S. treasury securities	3,996	3,996	—	—
Corporate bonds	34,590	—	34,590	—
Commercial paper	43,154	—	43,154	—
Asset-backed securities	9,378	—	9,378	—
Total	$164,356	$77,234	$87,122	$—

Liabilities:
Derivative liability for exit fee	$533	$—	$—	$533
Foreign currency derivative contracts	52	$—	$52	$—
Total	$585	$—	$52	$533

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,651	$68,651	$—	$—
U.S. treasury securities	3,993	3,993	—	—
Corporate bonds	26,827	—	26,827	—
Commercial paper	20,420	—	20,420	—
Asset-backed securities	8,203	—	8,203	—
Total	$128,094	$72,644	$55,450	$—

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds and U.S. treasury securities as Level 1. When quoted market prices are not available for the specific security, the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The Company classifies corporate bonds, commercial paper, asset-backed securities and foreign currency derivative contracts as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. There were no transfers between Level 1 and Level 2 during the periods presented.

In May 2018, pursuant to the loan and security agreement with Solar Capital Ltd. and Western Alliance Bank (see “Note 6. Borrowings”), the Company entered into an Exit Fee Agreement under which the Company agreed to pay $1.5 million in cash, or the Exit Fee, upon any change of control transaction in respect of the Company or if the Company obtains both (i) FDA approval of tenapanor in the treatment of hyperphosphatemia in ESRD patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C. Notwithstanding the prepayment or termination of the Term Loan, the Company’s obligation to pay the Exit Fee will expire May 16, 2028. The Company evaluated that the Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the Exit Fee is recorded as a derivative liability and included in accrued and other liabilities on the accompanying consolidated balance sheet.  As of December 31, 2018, the estimated fair value of the Exit Fee was determined to be $533,000, a decrease of $13,000 compared with $546,000, the initial estimated fair value in May 2018, primarily as a result of changes to the inputs in the calculation including the estimated timing of payment and the time value of money, which is presented as a component of change in derivative liabilities in the Company’s consolidated statements of operations.

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

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as changes in derivative liabilities for Exit Fee in the Company's consolidated statements of operations and were as follows for the year ended December 31, 2018 (in thousands):

Estimated Fair Value
of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2017	$—
Initial estimated fair value of derivative liability for exit fee	546
Change in estimated fair value of derivative liability for exit fee	(13)
Balance of Level 3 Liabilities at December 31, 2018	$533

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both December 31, 2018 and December 31, 2017, due to their short-term nature.

5. DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to secure a foreign currency exchange rate when a contract is executed involving payment in a foreign currency in order to minimize cash flow exposure to fluctuating exchange rates. Such exposure results from portions of the Company’s forecasted cash outflows being denominated in currencies other than the U.S. dollar, primarily the Swiss franc. The derivative instruments the Company uses to hedge this exposure are not designated as cash flow hedges, and as a result, changes in their fair value are recorded in other income (expense), net, on the Company's consolidated statements of operations and comprehensive loss.

The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates and take into consideration the current creditworthiness of the counterparties. Information regarding the specific instruments used by the Company to hedge its exposure to foreign currency exchange rate fluctuations is provided below.

The following table summarizes the Company’s forward foreign currency exchange contracts outstanding as of December 31, 2018 (notional amounts in thousands):

		Aggregate Notional
		Amount in Foreign
Foreign Exchange Contracts	Number of Contracts	Currency	Maturity
Swiss francs	1	3,281	March 2019
Total	1

The maximum length of time over which the Company is hedging its exposure to changes in exchange rates is March 2019.

The derivative liability balance of $51,756 is recorded in accrued and other liabilities on the consolidated balance sheet as of December 31, 2018, and the net loss associated with the Company's derivative instruments of $124,194 is recognized in other (expense) income, net on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.  There were no expenses related to such derivative instruments during 2017 and 2016.

As of December 31, 2018, we had open forward foreign currency exchange contracts with notional amounts of $3.4 million.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. Additionally, if the Company elects to enter into an exclusive license agreement for the use of its intellectual property in the United States (other than for tenapanor for hyperphosphatemia or for our FXR and TGR5 agonist programs) and has not obtained the written consent of the Lenders to enter into such license agreement, the Company has agreed to maintain unrestricted cash and cash equivalents of at least $50.0 million, until the Company achieves its primary endpoint in the second Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis. As of December 31, 2018, the Company was in compliance with all of the covenants set forth in the Loan Agreement.

In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including our cash.  Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. As of December 31, 2018, to the Company’s knowledge, there were no facts or circumstances in existence giving rise to an event of default.

As of December 31, 2018, assuming the principal payments start on December 1, 2020, the Company’s future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2019	$—
2020	2,083
2021	25,000
2022	24,892
Total principal and final fee payments	51,975
Less: Unamortized discount and debt issuance costs	(1,094)
Less: Unaccreted value of final fee	(1,672)
Loan payable, long term	$49,209

7.  SHAREHOLDERS EQUITY

On May 22, 2018, the Company entered into an underwriting agreement with Jefferies LLC and Leerink Partners LLC, as representatives of several underwriters, or collectively the Underwriters, pursuant to which the Company agreed to issue and sell 12,500,000 shares of its common stock, par value $0.0001 per share, or Common Stock, to the Underwriters, or the Offering. The shares were sold at a public offering price of $4.00 per share and were purchased by the Underwriters from the Company at a price of $3.76 per Share. Under the terms of the underwriting agreement, the Company granted the Underwriters the option, for 30 days, to purchase up to 1,875,000 additional shares of Common Stock at the public offering price.

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

8.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2018	2017
	(in thousands)
Laboratory equipment	$6,965	$6,857
Office equipment and furniture	889	815
Leasehold improvements	7,949	7,949
Property and equipment, gross	15,803	15,621
Less: accumulated depreciation	(10,192)	(7,589)
Total property and equipment, net	$5,611	$8,032

Depreciation expense totaled $2.7 million, $2.6 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

9.           ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued clinical and non-clinical expenses	$9,790	$5,447
Accrued contract manufacturing expenses	1,971	3,980
Derivative liability for exit fee	533	—
Accrued professional and consulting services	112	530
Foreign currency derivative contract	52	—
Other	399	752
	$12,857	$10,709

10.           COLLABORATION AND LICENSING AGREEMENTS

Kyowa Hakko Kirin Co., Ltd., or KHK

In November 2017, the Company entered into an exclusive license agreement with KHK, or the KHK Agreement, for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. The Company assessed these arrangements in accordance with Topic 606 and concluded that the contract counterparty, KHK, is a customer. Under the terms of the KHK Agreement, the Company received $30.0 million in up-front license fees which was recognized as revenue when the agreement was executed. Based on the Company’s assessment, it identified that the license and the manufacturing supply services were its material performance obligations at the inception of the agreement, and as such each of the performance obligations are distinct.  Additionally, on January 1, 2018, the Company recorded an increase in current assets of $5.0 million and an increase in current liabilities of $1.0 million related to the first milestone under the KHK Agreement that KHK achieved in February 2019, reflecting revenues and cost of revenue, respectively, that would have been recognized in the fourth quarter 2017 if the Company had adopted Topic 606 prior to January 1, 2018.

In addition to the up-front license fee of $30.0 million, the Company may be entitled to receive up to $55.0 million in total development milestones, of which $5.0 million has been recognized to date and 8.5 billion yen in commercialization milestones, worth up to $77.5 million at the currency exchange rate on December 31, 2018, as well as reimbursement of cost, plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement.

For the year ended December 31, 2018, $0.3 million of other revenue was recorded for manufacturing supply of tenapanor and other materials to KHK, for KHK’s product development and clinical trials in Japan, in accordance with the Company’s agreement with KHK, and a negligible cost of revenue was recorded pursuant to the AstraZeneca Termination Agreement.

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

For the year ended December 31, 2018, there was no revenue recorded related to the Fosun Agreement.

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

Under the terms of the agreement, the Company is eligible to receive up to CAD 25 million in total payments including an up-front payment and development and sales milestones, reimbursement of supply costs on a schedule specifying cost per tablet, with a reasonable mark up for overhead, as well as tiered royalty rates on net sales ranging from the mid-single digits to the low twenties.

For the year ended December 31, 2018, $2.3 million of revenue was recorded related to the Knight Agreement, and $0.5 million of cost of revenue was recorded pursuant to the AstraZeneca Termination Agreement.

AstraZeneca

In June 2015, the Company entered into a termination agreement with AstraZeneca, or the AstraZeneca Termination Agreement, pursuant to which the Company remains liable to pay AstraZeneca license fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). To date in aggregate, the Company has recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KHK Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $0.5 million related to the Knight Agreement recorded in the year ended December 31, 2018 and (iii) $1.0 million related to the KHK Agreement associated with a future milestone that KHK achieved in February 2019 for which the Company recorded an increase in current liabilities in the year ended December 31, 2018 reflecting the amount that is owed to AstraZeneca upon achievement of the KHK milestone in February 2019.

11.           EQUITY INCENTIVE PLANS

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

2014 Plan

The 2014 Equity Incentive Award Plan (the “2014 Plan”) became effective on June 18, 2014. Under the 2014 Plan, 1,419,328 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, service-based restricted stock unit (“RSU”) awards, performance-based restricted stock unit (“PRSU”) awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards. In addition, 35,221 shares that had been available for future awards under the 2008 Plan as of June 18, 2014, were added to the initial reserve available under the 2014 Plan, bringing the total reserve upon the effective date of the 2014 Plan to 1,454,549. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2014 Plan will be increased by (i) the number of shares represented by awards outstanding under 2008 Plan on June 18, 2014, that are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, up to a maximum of 1,153,279 shares, and (ii) if approved by the Administrator of the 2014 Plan, an annual increase on the first day of each fiscal year ending in 2024 equal to the lesser of (A) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 10,683,053 shares of stock may be issued upon the exercise of incentive stock options. Effective January 1, 2019, the 2014 Plan share reserve was increased by 2,490,417 shares.

2016 Plan

In November 2016, the Company’s board of directors approved the 2016 Employment Commencement Incentive Plan (the “Inducement Plan”) under which 1,000,000 shares were reserved. As of December 31, 2018, no shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan.

Stock Plan Activity

The following table summarizes activity under the 2008 Plan and the 2014 Plan, including grants issued to nonemployees, in the three years ended December 31, 2018:

		Options Issued and Outstanding		Weighted
			Weighted-Average	Average
	Shares Available		Exercise Price per	Remaining	Aggregate
	for Grant	Number of Shares	Share	Contractual Term	Intrinsic Value
				(in Years)	(in thousands)
Balance at December 31, 2015	1,634,420	1,281,086	$9.78
Options authorized	1,038,595	—	$—
Options granted	(1,524,014)	1,524,014	$11.42
Options exercised	—	(25,134)	$2.19
Options canceled	67,743	(67,743)	$16.67
Issuance of common stock for services and restricted stock units, net of 5,000 forfeitures	(189,507)	—	—
Balance at December 31, 2016	1,027,237	2,712,223	$10.60
Options authorized	1,892,376	—	$—
Options granted	(1,723,906)	1,723,906	$11.73
Options exercised	—	(35,759)	$1.70
Options canceled	445,029	(445,029)	$14.15
Issuance of common stock for services and restricted stock units, net of 79,850 forfeitures	(601,008)	—	—
Balance at December 31, 2017	1,039,728	3,955,341	$10.78
Options authorized	1,901,339	—	$—
Options granted	(2,566,339)	2,566,339	$6.01
Options exercised	—	—	$—
Options canceled	1,014,920	(1,014,920)	$12.05
Issuance of common stock for services and restricted stock units, net of 197,437 forfeitures	(781,120)	—	—
Balance at December 31, 2018	608,528	5,506,760	$8.32	7.44	$648
Vested and expected to vest at December 31, 2018		5,015,765	$8.45	7.28	$648
Exercisable at December 31, 2018		2,916,825	$8.92	6.19	$648

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2018, based on the Company’s common stock closing price of $1.79 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

For the year ended December 31, 2018, zero options were exercised to purchase shares of the Company's common stock. The intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was zero, $0.3 million and $0.3 million, respectively.

The weighted-average grant-date estimated fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $4.29, $8.19 and $7.69 per share, respectively. The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (years)	6.01	5.93	5.99
Expected volatility	83%	82%	77%
Risk-free interest rate	2.60%	2.08%	1.62%
Dividend yield	—%	—%	—%

Expected Term—The Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock-option grants. As such, the expected term was estimated using the simplified method whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option.

Expected Volatility—Since January 1, 2017, the Company has used the historic volatility of its own stock over the retrospective period corresponding to the expected remaining term of the options, or the period since its shares were first quoted on The Nasdaq Global Market, if that is shorter, to compute its expected stock price volatility. Prior to December 31, 2016, the expected stock price volatility was calculated based on the average historical volatility for comparable publicly traded pharmaceutical companies, and the Company selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the Company’s stock-based awards.

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

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2014 Plan in the three years ended December 31, 2018, and includes restricted stock units with time or service based vesting, or RSUs, and those restricted stock units with performance based vesting, or PRSUs:

				Weighted-
		Weighted-Average	Number of	Average Grant
	Number of Service-	Grant Date Fair	Performance-	Date Fair Value
	Based RSUs	Value Per Share	Based RSUs	Per Share
Non-vested restricted stock units at December 31, 2015	10,000	$18.04	—	$—
Granted	174,389	$14.34	—	$—
Vested	(5,000)	$18.04	—	$—
Forfeited	(5,000)	$18.04	—	$—
Non-vested restricted stock units at December 31, 2016	174,389	$14.34	—	$—
Granted	472,135	$4.70	161,865	$13.90
Vested	(43,597)	$14.34	—	$—
Forfeited	(61,865)	$13.36	(17,985)	$13.90
Non-vested restricted stock units at December 31, 2017	541,062	$6.04	143,880	$13.90
Granted	—	$—	903,374	$4.30
Vested	(284,611)	$5.55	(125,895)	$13.90
Forfeited	(170,842)	$7.53	(26,595)	$10.79
Non-vested restricted stock units at December 31, 2018	85,609	$4.70	894,764	$4.30

RSUs and PRSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse.

In January 2017, the Company granted 161,865 PRSUs to certain employees that vest upon the achievement of specified performance conditions, subject to the employees’ continued service relationship with the Company through the date of achievement, of which 125,895 PRSUs vested in November 2018. None of the PRSUs vested during the year ended December 31, 2017. The related compensation cost was recognized as an expense over the estimated vesting period ratably when achievement of the milestone was considered probable. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted. The Company recognized $0.6 million, $1.0 million and zero of related expense during the year ended December 31, 2018, 2017 and 2016, respectively.

In July 2018, the Company granted 903,374 PRSUs to its employees that vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company through the achievement date. At December 31, 2018, 894,764 of these PRSUs were outstanding and none vested. Based on the evaluation of the performance conditions at December 31, 2018, the Company has not recorded stock-based compensation expense for the year ended December 31, 2018 related to these PRSUs. The Company will continue to evaluate the performance conditions for these PRSUs at each reporting period and will record compensation expense related to the PRSUs accordingly.

With respect to RSUs, we recognize expense over the estimated vesting period ratably, contingent on continued service.  The Company recognized $0.9 million, $0.9 million and $0.4 million of related expense during the year ended December 31, 2018, 2017 and 2016, respectively. The total estimated fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $0.4 million and $0.1 million, respectively.

Issuance of Common Stock for Services

During the years ended December 31, 2018, 2017 and 2016, the Company issued 75,183, 46,858 and 20,118 shares, respectively, of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Non-Employee Director Compensation Program. The shares issued were valued at $0.3 million, $0.2 million and $0.2 million, respectively, based on the fair value of the common stock on the date of grant.

Employee Stock Purchase Plan

The Company adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and initially reserved 202,762 shares of common stock as of its effective date of June 18, 2014. If approved by the Administrator of the ESPP, on the first day of each calendar year, ending in 2024, the number of shares in the reserve will increase by an amount equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 2,230,374 shares of our common stock may be issued under the ESPP.  Effective January 1, 2019, the ESPP Plan share reserve was increased by 622,604 shares.

The following table summarizes ESPP activity in the three years ended December 31, 2018:

	Shares Available	Number of Shares	Purchase Price
	for Grant	Purchased	per Share	Gross Proceeds
				(in thousands)
Balance at December 31, 2015	347,074	41,580
Shares purchased	(69,054)	69,054	$8.34	$576
Balance at December 31, 2016	278,020	110,634
Shares purchased	(99,343)	99,343	$6.27	$623
Balance at December 31, 2017	178,677	209,977
Shares authorized	622,604	—
Shares purchased	(120,959)	120,959	$4.06	$492
Balance at December 31, 2018	680,322	330,936

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to employees:

	Year Ended December 31,
	2018	2017	2016
Expected term (years)	0.5	0.5	0.5
Expected volatility	76%	80%	76%
Risk-free interest rate	2.08%	0.97%	0.48%
Dividend yield	—%	—%	—%

Stock-based Compensation

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,

	2018	2017	2016
	(in thousands)
Research and development	$3,666	$4,585	$2,786
General and administrative	5,560	5,005	2,531
Total	$9,226	$9,590	$5,317

As of December 31, 2018, the Company had $11.1 million, $0.3 million, zero and immaterial amount of total unrecognized compensation expense, net of estimated forfeitures, related to stock options, RSUs, PRSUs and ESPP, respectively, that will be recognized over an average vesting period of 3.0 years, 1.9 years, zero years and 0.2 years, respectively.

12.           WARRANTS

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

Other than with respect to warrants issued to holders affiliated with New Enterprise Associates, the warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued in June 2015 have been exercised during each of the years ended December 31, 2016, 2017 and 2018.

13.         INCOME TAXES

The components of the provision for income taxes for the year ended December 31, 2018, 2017 and 2016, are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	4	5	—
Foreign	—	1,204	—
Total current	4	1,209	—
Deferred:
Federal		(30)	—
State	—	—	—
Foreign	—	—	—
Total deferred	—	(30)	—
Provision for (benefit from) income taxes	$4	$1,179	$—

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	December 31,
	2018	2017	2016
Income tax at the federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	0.6	0.5	0.3
Net impact related to foreign subsidiary	—	(1.2)	—
Change in valuation allowance	(22.5)	19.9	(36.2)
Impact of tax reform rate change	—	(56.4)	—
Tax credits	1.4	1.0	0.3
Stock Based Compensation	(1.2)	(0.8)	0.1
Other	0.7	0.1	0.5
Income tax provision	—%	(1.9)%	—%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Fixed assets and intangibles	$38,376	$30,804
Net operating loss carryforwards	31,621	22,355
Tax credits	8,200	5,209
Stock-based compensation	3,763	3,159
Other	888	754
Gross deferred tax assets	82,848	62,281
Valuation allowance	(81,645)	(61,911)
Deferred tax assets net of valuation allowance	1,203	370
Deferred tax liabilities
Adoption of New Accounting Standards	(1,054)	—
Other	(149)	(370)
Net deferred tax assets	$—	$—

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year periods ended December 31, 2018, December 31, 2017 and December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, as of December 31, 2018, December 31, 2017 and December 31, 2016, full valuation allowance has been recorded against Company’s net deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain.  Accordingly, the deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance increased by approximately $19.7 million for the year ended December 31, 2018, decreased by approximately $12.6 million for the year ended December 31, 2017, and increased by approximately $40.7 million for the year ended December 31, 2016.

The increase in the valuation allowance in the year ended December 31, 2018 primarily relates to the Company's net operating loss and research and development tax credit generated in the current year.

The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective January 1, 2018. The Company is able to determine a reasonable estimate of certain effects of the TCJA and has therefore recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities. As a result, the Company has recorded a decrease related to net deferred tax assets of $35.6 million, with an offsetting change in valuation allowance of $35.6 million for the year ended December 31, 2017. The Securities and Exchange Commission has provided accounting and reporting guidance that allows the Company to report provisional amounts within a measurement period of up to one year from the date of enactment due to the complexities inherent in adopting the TCJA. The Company completed its analysis during the measurement period and there were no measurement period adjustments recognized during the reporting period.

As of December 31, 2018, the Company has net operating loss carryforwards for federal income tax purposes of approximately $193.3 million, of which approximately $47.0 million can be carried forward indefinitely and the remaining net operating losses expire beginning in 2030 if not utilized. Federal research and development tax credit carryforwards of approximately $8.7 million that expire beginning in 2027 if not utilized, and foreign tax credit carryforwards of approximately $1.2 million that expire in 2027 if not utilized.

In addition, the Company had net operating loss carryforwards for California income tax purposes of approximately $88.3 million that expire beginning of 2030 if not utilized, and state research and development tax credit carryforwards of approximately $6.9 million which can be carried forward indefinitely.

The Company had other state net operating losses of approximately $2.5 million that begin to expire in 2025. The Company had approximately $0.1 million of minimum tax credit carryovers for California income tax purposes. The minimum tax credits have no expiration date.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$20,734	$3,892	$3,298
Additions (subtractions) based on tax positions related to prior year	1,634	16,103	45
Additions based on tax positions related to current year	684	739	549
Balance at end of year	$23,052	$20,734	$3,892

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $9.8 million, $8.6 million and $3.5 million as of December 31, 2018, 2017 and 2016, respectively.

The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of an income tax audit is highly uncertain, the Company does not anticipate that the amount of existing unrecognized tax benefits will change significantly during the next 12 months.

The Company files income tax returns in the U.S. federal, California, Maryland, Massachusetts, New Hampshire, New Jersey and Oregon tax jurisdictions. Due to the Company’s net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and California state tax examinations. The Company is not currently under examination in any tax jurisdiction.

14.         GEOGRAPHIC INFORMATION AND CONCENTRATIONS

Revenue by geographic areas for the years ended December 31, 2018, 2017 and 2016, are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$—	$—	$—
International:
North America (1)	2,320	—	—
Asia Pacific (2, 3)	287	42,000	—
Total revenue	$2,607	$42,000	$—

(1)Revenues from North America in 2018 comprised of $2.3 million from Canada in accordance with the Knight Agreement.

(2)Revenues from Asia Pacific in 2018 comprised $0.3 million from Japan in accordance with the KHK Agreement.

(3)  Revenues from Asia Pacific in 2017 included $30.0 million from Japan in accordance with the KHK Agreement and $12.0 million from China in accordance with the Fosun Agreement.

Revenues are attributed to geographical areas based on the domicile of the Company’s collaboration partners.

Revenues recorded in the years ended December 31, 2018, 2017 and 2016, were wholly from collaboration partnerships. Collaboration partnerships accounting for more than 10% of total revenues during the years ended December 31, 2018, 2017 and 2016, are as follows:

	Year Ended December 31,
	2018	2017	2016
Knight	89%	—	—
KHK	11%	71%	—
Fosun Pharma	—	29%	—

15.         NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the years ended December 31, 2018, 2017 and 2016, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Year Ended December 31,

	2018	2017	2016
Numerator:
Net loss	$(91,298)	$(64,339)	$(112,387)
Denominator:
Weighted average common shares outstanding - basic and diluted	56,219,919	47,435,331	40,118,522
Net loss per share - basic and diluted	$(1.62)	$(1.36)	$(2.80)

For the years ended December 31, 2018, 2017 and 2016, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	5,378,008	3,977,160	2,464,089
Warrants to purchase common stock	2,172,899	2,172,899	2,172,899
Restricted stock units	199,135	323,819	87,079
Performance-based restricted stock units	395,791	148,216	—
ESPP shares issuable	63,413	60,524	37,227
Total	8,209,246	6,682,618	4,761,294

The number of potential common shares that would have been included in diluted income per share were it not for the anti-dilutive effect caused by the net loss, computed by converting these securities using the treasury stock method during the years ended December 31, 2018, 2017 and 2016, was approximately 1.0 million, 1.0 million and 0.8 million, respectively.

16.         COMMITMENTS AND CONTINGENCIES

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

The Company had a lease agreement for a facility in Boston, Massachusetts for 16 months commencing March 1, 2017 and terminating June 30, 2018, with no extension option. On July 26, 2018 the Company entered into a new lease agreement for 36 months effective October 1, 2018 with an annual rent of $0.1 million as well as a separate agreement that extended the previous lease until the new lease was made available.

The future minimum payments under noncancelable operating leases at December 31, 2018, are as follows (in thousands):

Year Ended December 31,	Amounts
2019	$2,697
2020	3,116
2021	2,213
2022	—
2023	—
Thereafter	—
Total	$8,026

Rent expense under operating leases was $1.8 million, $1.7 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

17.         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial results from operations for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share amounts):

	2018 Quarter End
	March 31	June 30	September 30	December 31
Total revenue	$2,320	$30	$172	$85
Gross profit	1,856	30	170	85
Operating expenses	19,541	22,184	23,902	27,461
Net loss	(17,019)	(22,291)	(24,126)	(27,862)
Net loss per share - basic and diluted	$(0.36)	$(0.42)	$(0.39)	$(0.45)

	2017 Quarter End
	March 31	June 30	September 30	December 31
Total revenue	$—	$—	$—	$42,000
Gross profit	—	—	—	33,600
Operating expenses	28,434	26,418	21,225	22,638
Net income (loss)	(28,008)	(25,721)	(20,724)	10,114
Net income (loss) per share - basic	$(0.59)	$(0.54)	$(0.44)	$0.21
Net income (loss) per share - diluted	$(0.59)	$(0.54)	$(0.44)	$0.21

18. SUBSEQUENT EVENTS

In February 2019, the company received a $5.0 million milestone payment from KHK in accordance with the terms of the license agreement with KHK, pursuant to KHK’s announcement in February 2019 of its initiation of a Phase 2 clinical study of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management assessed our internal control over financial reporting as of December 31, 2018, the end the period covered by this Annual Report on Form 10‑K. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018, identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8‑K	6/24/2014	3.1
3.2	Amended and Restated Bylaws	8‑K	6/24/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S‑1/A	6/18/2014	4.2
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	S‑3	7/13/2015	4.3
10.1	Termination Agreement, dated June 2, 2015, by and between AstraZeneca AB and Ardelyx, Inc.	10‑Q	8/12/2015	10.1
10.2	Amendment No. 1 to Termination Agreement and to Manufacturing and Supply Agreement, dated November 2, 2015 by and between AstraZeneca AB and Ardelyx, Inc.	10‑K	3/4/2016	10.1(d)
10.3	Amended and Restated Investor’s Rights Agreement dated June 23, 2011, by and among Ardelyx, Inc. and the investors listed therein	S‑1	5/19/2014	10.3
10.4(a)	Lease, dated August 8, 2008, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S‑1	5/19/2014	10.4(a)
10.4(b)	First Amendment to Lease, dated December 20, 2012, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S‑1	5/19/2014	10.4(b)
10.4(c)	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8‑K	9/9/2014	10.1
10.4(d)	Third Amendment to Lease, dated April 28, 2016, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	10‑Q	8/8/2016	10.3
10.5(a)#	Ardelyx, Inc. 2008 Stock Incentive Plan, as amended	S‑1	5/19/2014	10.5(a)
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Stock Incentive Plan, as amended	S‑1	5/19/2014	10.5(b)
10.5(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2008 Stock Incentive Plan, as amended	S‑1	5/19/2014	10.5(c)
10.6(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan	S‑8	7/14/2014	99.3
10.6(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan	S‑1/A	6/9/2014	10.6(b)
10.6(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan	S‑1/A	6/9/2014	10.6(c)
10.7#	Form of Indemnification Agreement for directors and officers	S‑1/A	6/9/2014	10.7
10.8#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab	S‑1/A	6/9/2014	10.8
10.9#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Mark Kaufmann	S‑1/A	6/9/2014	10.15

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.10#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S‑1/A	6/9/2014	10.16
10.11#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Jeffrey Jacobs, Ph.D.	S‑1/A	6/9/2014	10.17
10.12#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S‑1/A	6/9/2014	10.19
10.13#	Offer Letter, dated August 11, 2011, by and between Ardelyx, Inc. and Mark Kaufmann	S‑1/A	6/9/2014	10.10
10.14#	Offer Letter, dated May 2, 2008, by and between Ardelyx, Inc. and Jeff Jacobs, Ph.D.	S‑1/A	6/9/2014	10.12
10.15#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S‑1/A	6/9/2014	10.13
10.16#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S‑1/A	6/9/2014	10.14
10.19#	Offer Letter, dated November 21, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.	10‑K	3/5/2015	10.22
10.20#	Change in Control Severance Agreement, dated December 19, 2014, by and between Ardelyx, Inc. and Jeremy S. Caldwell, Ph.D.	10‑K	3/4/2016	10.23
10.21#	Offer Letter, dated December 12, 2015, by and between Ardelyx, Inc. and Paul Korner, MD, MBA	10‑K	3/4/2016	10.21
10.22#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan	S‑8	7/14/2014	99.6
10.23(a)#	Non-Employee Director Compensation Program	S‑1/A	6/9/2014	10.21
10.23(b)#	Description of amendments to Non-Employee Director Compensation Program	8‑K	3/9/2017	N/A
10.24	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	10‑Q	8/12/2015	10.2
10.25	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated June 2, 2015	S‑3	7/13/2015	99.1
10.26	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated July 14, 2016	10‑Q	8/8/2016	10.1
10.27	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated July 14, 2016	10‑Q	8/8/2016	10.2
10.28(a)#	Ardelyx, Inc. 2016 Employment Commencement Incentive Plan	S‑8	11/10/2016	99.1
10.28(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Commencement Incentive Plan	S‑8	11/10/2016	99.2
10.28(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Commencement Incentive Plan	S‑8	11/10/2016	99.3
10.28(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2016 Employment Commencement Incentive Plan	S‑8	11/10/16	99.4

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.29#	Change in Control Severance Agreement, dated January 4, 2016, by and between Ardelyx, Inc. and Paul Korner, MD, MBA	10‑K	2/17/2017	10.29
10.30#	Offer Letter, dated October 1, 2016, by and between Ardelyx, Inc. and Reginald Kim Seeto, MB.BS; B.Sc.	10‑K	2/17/2017	10.30
10.31#	Change in Control Severance Agreement, dated October 22, 2016, by and between Ardelyx, Inc. and Reginald Kim Seeto, MB.BS; B.Sc.	10‑K	2/17/2017	10.31
10.32#	Offer Letter, dated November 15, 2016, by and between Ardelyx, Inc. and Bryan Shaw	10‑K	2/17/2017	10.32
10.33#	Change in Control Severance Agreement, dated December 6, 2016, by and between Ardelyx, Inc. and Bryan Shaw	10‑K	2/17/2017	10.33
10.34#	Transition and Separation Agreement dated August 21, 2017, by and between the Company and Dr. Paul Korner	10‑Q	11/7/2017	10.1
10.35††	License Agreement, dated November 27, 2017, by and between Kyowa Hakko Kirin Co., Ltd. and Ardelyx, Inc.	10‑K	3/14/2018	10.35
10.36††	License Agreement, dated December 11, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. and Ardelyx, Inc.	10‑K	3/14/2018	10.36
10.37#	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and Elizabeth Grammer.	10-Q	5/8/2018	10.0
10.38#	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and David P. Rosenbaum, Ph.D.	10-Q	5/8/2018	10.1
10.39	Loan and Security Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.	10-Q	8/7/2018	10.1
10.40	Exit Fee Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.	10-Q	8/7/2018	10.2
10.41#	Transition and Separation Agreement dated July 8, 2018, by and between the Company and Reginald Seeto, MBBS.	10-Q	8/7/2018	10.3
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Ardelyx, Inc.

Date: March 6, 2019	By:	/s/ Michael Raab
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

Signature	Title	Date

/s/ Michael Raab	President, Chief Executive Officer and Director	March 6, 2019
Michael Raab	(Principal Executive Officer)

/s/ Mark Kaufmann	Chief Financial Officer	March 6, 2019
Mark Kaufmann	(Principal Financial and Accounting Officer)

/s/ David Mott	Chairman of the Board of Directors	March 6, 2019
David Mott

/s/ Robert Bazemore	Director	March 6, 2019
Robert Bazemore

/s/ William Bertrand, Jr.	Director	March 6, 2019
William Bertrand, Jr.

/s/ Annalisa Jenkins	Director	March 6, 2019
Annalisa Jenkins, MBBS, FRCP

/s/ Jan M. Lundberg	Director	March 6, 2019
Jan M. Lundberg, Ph.D.

/s/ Gordon Ringold	Director	March 6, 2019
Gordon Ringold, Ph.D.

/s/ Richard Rodgers	Director	March 6, 2019
Richard Rodgers