Form 10-Q
period 2019-03-31
ARDELYX, INC.
filed 2019-05-07
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(510) 745‑1700

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	ARDX	The Nasdaq Global Market

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of May 2, 2019, was 62,600,443.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$92,036	$78,768
Short-term investments	59,524	89,321
Accounts receivable	7	85
Unbilled license revenue	—	5,000
Prepaid expenses and other current assets	2,745	3,197
Total current assets	154,312	176,371
Property and equipment, net	5,102	5,611
Right-of-use assets	5,371	—
Other assets	1,350	1,350
Total assets	$166,135	$183,332
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,925	$1,148
Accrued compensation and benefits	1,634	2,723
Uncharged license fees	—	1,000
Current portion of operating lease liability	2,102	—
Accrued and other liabilities	14,165	12,857
Total current liabilities	20,826	17,728
Operating lease liability, net of current portion	4,069	—
Loan payable, long term	49,399	49,209
Other long-term liabilities	—	582
Total liabilities	74,294	67,519
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 62,600,443 and 62,516,627 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	6	6
Additional paid-in capital	483,479	481,357
Accumulated deficit	(391,656)	(365,512)
Accumulated other comprehensive loss	12	(38)
Total stockholders’ equity	91,841	115,813
Total liabilities and stockholders’ equity	$166,135	$183,332

(1)	Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Licensing revenue	$—	$2,320
Cost of revenue	—	464
Gross profit	—	1,856
Operating expenses:
Research and development	$20,381	$13,350
General and administrative	5,117	6,191
Total operating expenses	25,498	19,541
Loss from operations	(25,498)	(17,685)
Interest expense	(1,434)	—
Other income (expense), net	790	670
Loss before provision for income taxes	(26,142)	(17,015)
Provision for income taxes	2	4
Net loss	$(26,144)	$(17,019)
Net loss per common share, basic and diluted	$(0.42)	$(0.36)
Shares used in computing net loss per share - basic and diluted	62,546,295	47,559,366
Comprehensive loss:
Net loss	$(26,144)	$(17,019)
Unrealized gain (loss) on available-for-sale securities, net of tax	50	(44)
Comprehensive loss	$(26,094)	$(17,063)

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2018	62,516,627	$6	$481,357	$(365,512)	$(38)	$115,813
Issuance of common stock under employee stock purchase plan	83,046	—	198	—	—	198
Issuance of common stock upon exercise of options	770	—	2	—	—	2
Stock-based compensation	—		1,922	—		1,922
Other comprehensive income	—	—	—	—	50	50
Net loss	—	—	—	(26,144)	—	(26,144)
Balance as of March 31, 2019	62,600,443	$6	$483,479	$(391,656)	$12	$91,841

See accompanying notes to Condensed Consolidated Financial Statements

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2017	47,534,979	$5	$417,568	$(278,214)	$(47)	$139,312
Issuance of common stock under employee stock purchase plan	68,589	—	301	—	—	301
Stock-based compensation	—	—	2,425	—	—	2,425
Other comprehensive income	—	—	—	—	(44)	(44)
Adoption of ASU No. 2014-09 on January 1, 2018	—	—	—	4,000	—	4,000
Net loss	—	—	—	(17,019)	—	(17,019)
Balance as of March 31, 2018	47,603,568	$5	$420,294	$(291,233)	$(91)	$128,975

See accompanying notes to Condensed Consolidated Financial Statements

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(26,144)	$(17,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	675	674
Amortization of deferred financing costs	120	14
Amortization of deferred compensation for services	76	50
Amortization of premium on investment securities	(301)	(75)
Non-cash lease expense	439	—
Stock-based compensation	1,922	2,425
Change in derivative liabilities	37	—
Non-cash interest associated with debt discount accretion	113	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled license revenue	5,078	10,796
Prepaid expenses and other assets	333	2,005
Accounts payable	777	(2,117)
Accrued compensation and benefits	(1,089)	(1,612)
Accrued and other liabilities	1,051	(1,945)
Net cash used in operating activities	(16,913)	(6,804)
Investing activities
Proceeds from maturities of investments	55,020	37,085
Sales and redemptions of investments	—	850
Purchases of investments	(24,874)	(39,015)
Purchases of property and equipment	(165)	(55)
Net cash provided by (used in) investing activities	29,981	(1,135)
Financing activities
Issuance of common stock upon exercise of options	2	—
Proceeds from issuance of common stock under stock plans	198	301
Net cash provided by financing activities	200	301
Net increase (decrease) in cash and cash equivalents	13,268	(7,638)
Cash and cash equivalents at beginning of period	78,768	75,383
Cash and cash equivalents at end of period	$92,036	$67,745

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc., or “the Company,” is a specialized biopharmaceutical company focused on developing first-in-class medicines to improve treatment choices for people with cardiorenal diseases. Tenapanor, a first-in-class inhibitor of NHE3, is being evaluated in a second Phase 3 clinical trial for the treatment of hyperphosphatemia in patients with end-stage renal disease, or ESRD, who are on dialysis and in an additional Phase 3 clinical trial as an adjunctive therapy with phosphate binders for hyperphosphatemia in ESRD patients who are on dialysis and inadequately controlled by phosphate binders. The Company is also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. In November 2018, the Company’s New Drug Application, or NDA, for tenapanor for the treatment of people with irritable bowel syndrome with constipation, or IBS-C, was accepted for substantive review by the United States Food and Drug Administration, or FDA.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three months ended March 31, 2019, are not necessarily indicative of results to be expected for the entire year ending December 31, 2019, or future operating periods.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10‑K filed with the SEC (the “2018 Form 10‑K”). The balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date, as filed with the 2018 Form 10‑K.

The accompanying condensed consolidated financial statements include the accounts of Ardelyx, Inc. and its wholly-owned subsidiary, Ardelyx Cayman Islands, which was placed into voluntary liquidation in December 2017 and dissolved in 2018, have been prepared in accordance with U.S. GAAP. Intercompany transactions and balances have been eliminated upon consolidation.

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

Revenue Recognition

On January 1, 2018 the Company adopted the new standard for Revenue from Contracts with Customers, ASC 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period. As a result of the adoption of the new standard, on January 1, 2018, the Company recorded the following: (i) a  unbilled license revenue under current assets of $5.0 million representing a future receivable related to the first milestone under the Company’s license agreement with Kyowa Hakko Kirin Co., Ltd., or KHK, that KHK achieved in February 2019, (ii) a uncharged license fees under current liabilities of $1.0 million representing a future payable related to the corresponding payment to AstraZeneca AB, or AstraZeneca, in accordance with the Company’s termination agreement with AstraZeneca and (iii) a related decrease in its accumulated deficit of approximately $4.0 million as the new standard permits revenue from milestones that possess certain criteria to be recognized earlier as the new standard contains different recognition criteria related to milestones than under the previous standard, Revenue Recognition, Multiple-Element Arrangements - Licensing revenues, ASC 605.  As of March 31, 2019, based on KHK’s achievement of the milestone in February 2019, the balance related to unbilled license revenue was adjusted to zero.  Correspondingly, the $1.0 million balance related to uncharged license fees, that the Company owed to AstraZeneca, was reclassed to accounts payable and fully paid to AstraZeneca in the second quarter of 2019.

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

Derivatives and Hedging Activities

The Company accounts for its derivative instruments as either assets or liabilities on the condensed balance sheet and measures them at fair value. Derivatives are adjusted to fair value through other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.

Leases

We determine if an arrangement is a lease at the inception of the arrangement. Operating leases are included in right-of-use assets, current portion of operating lease liability, and operating lease liability, net of current portion in our condensed balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term.

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) using the optional transition method to initially account for the impact of the adoption with a cumulative adjustment to accrued and other liabilities and other long-term liabilities.  We elected the package of practical expedients, which among other things, allowed us not to reassess the following: whether any expired or existing contracts were considered or contained leases; the lease classification for any expired or existing leases; or initial direct costs for any existing leases. For our building leases, we also elected the practical expedient not to separate lease and non-lease components such as common area maintenance charges, instead account as a single lease component.

Recent Accounting Pronouncements

New Accounting Pronouncements - Recently Adopted

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and is presenting the analysis of changes in stockholders’ equity starting in this Quarterly Report on Form 10-Q. The adoption of these SEC amendments did not have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, or ASU No. 2018-11. In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected the transition method and package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the statements of operations on a straight-line basis over the lease term. We adopted the ASU on January 1, 2019 using a modified retrospective approach and recorded a right-of-use asset and a corresponding lease liability to account for our facility lease as a cumulative-effect adjustment to the opening balance of accrued and other liabilities and other long-term liabilities in the period of adoption.

Impact of Adoption

The Company, on adopting ASU 2016-02 - Leases (Topic 842) on January 1, 2019, has used the modified retrospective approach with the cumulative effect of initially applying the standard as an adjustment to the opening balance of accrued and other liabilities and other long-term liabilities. The following adjustments were recorded in the opening balance on January 1, 2019 (in thousands):

	December 31,	Adjustments	January 1,
	2018	Due to Topic 842	2019
Right-of-use assets	$—	5,810	$5,810
Current portion of operating lease liability	—	1,892	1,892
Operating lease liability, net of current portion	—	4,684	4,684
Accrued and other liabilities	12,857	(184)	12,673
Other long-term liabilities	$582	(582)	$—

As a result of adopting Topic 842 on January 1, 2019, the following financial statement line items in the Company’s condensed balance sheet at March 31, 2019 and the condensed consolidated statement of income for the three months ended March 31, 2019 were affected (in thousands):

	March 31, 2019
	As Reported under Topic 842	Under Topic 840	Effect of Change
Right-of-use assets	$5,371	—	$5,371
Current portion of operating lease liability	2,102	—	2,102
Operating lease liability, net of current portion	4,069	—	4,069
Accrued and other liabilities	14,165	14,392	(227)
Other long-term liabilities	$—	507	$(507)

	Three Months Ended March 31, 2019
	As Reported under Topic 842	Under Topic 840	Effect of Change
Operating expenses:
General and administrative related to leases	$648	582	$66

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. On January 1, 2019, we adopted ASU 2018-07 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of March 31, 2019 and December 31, 2018, are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	March 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,019	—	—	$7,019
Money market funds	83,521	—	—	83,521
Commercial paper	1,496	—	—	1,496
Total cash and cash equivalents	$92,036	$—	$—	$92,036
Short-term investments
U.S. treasury notes	2,283	—	—	2,283
U.S. treasury securities	2,279	1	—	2,280
Corporate bonds	20,110	2	—	20,112
Commercial paper	30,559	5	—	30,564
Asset-backed securities	4,281	4	—	4,285
Total short-term investments	$59,512	$12	$—	$59,524
Total cash equivalents and investments	$151,548	$12	$—	$151,560

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$3,733	$—	$—	$3,733
Money market funds	73,238	—	—	73,238
Commercial paper	1,797	—	—	1,797
Total cash equivalents and investments	$78,768	$—	$—	$78,768
Short-term investments
U.S. treasury securities	$3,996	—	—	$3,996
Corporate bonds	34,611	—	(21)	34,590
Commercial paper	41,371	—	(14)	41,357
Asset-backed securities	9,381	—	(3)	9,378
Total short-term investments	$89,359	$—	$(38)	$89,321
Total cash equivalents and investments	$168,127	$—	$(38)	$168,089

Cash equivalents consist of money market funds and other debt securities with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. The Company invests its cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in “accumulated other comprehensive loss” within stockholders’ equity on the Company’s condensed balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in other income (expense), net, in the consolidated condensed statement of operations.

All available-for-sale securities held as of March 31, 2019, had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of March 31, 2019, no investment was in a continuous unrealized loss position for more than one year and the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$83,521	$83,521	$—	$—
U.S. treasury notes	2,283	2,283	—	—
U.S. treasury securities	2,280	2,280	—	—
Corporate bonds	20,112	—	20,112	—
Commercial paper	32,060	—	32,060	—
Asset-backed securities	4,285	—	4,285	—
Total	$144,541	$88,084	$56,457	$—

Liabilities:
Derivative liability for exit fee	$570	$—	$—	$570
Total	$570	$—	$—	$570

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$73,238	$73,238	$—	$—
U.S. treasury securities	3,996	3,996	—	—
Corporate bonds	34,590	—	34,590	—
Commercial paper	43,154	—	43,154	—
Asset-backed securities	9,378	—	9,378	—
Total	$164,356	$77,234	$87,122	$—

Liabilities:
Derivative liability for exit fee	$533	$—	$—	$533
Foreign currency derivative contracts	52	$—	$52	$—
Total	$585	$—	$52	$533

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds, U.S. treasury securities and U.S. treasury notes as Level 1. When quoted market prices are not available for the specific security, the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The Company classifies corporate bonds, commercial paper, asset-backed securities and foreign currency derivative contracts as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3. There were no transfers between Level 1 and Level 2 during the periods presented.

In May 2018, pursuant to the loan and security agreement with Solar Capital Ltd. and Western Alliance Bank (see “Note 6. Borrowings”), the Company entered into an Exit Fee Agreement under which the Company agreed to pay $1.5 million in cash, or the Exit Fee, upon any change of control transaction in respect of the Company or if the Company obtains both (i) FDA approval of tenapanor in the treatment of hyperphosphatemia in ESRD patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C. Notwithstanding the prepayment or termination of the Term Loan, the Company’s obligation to pay the Exit Fee will expire May 16, 2028. The Company evaluated that the Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the Exit Fee is recorded as a derivative liability and included in accrued and other liabilities on the accompanying condensed balance sheet.  As of March 31, 2019, the estimated fair value of the Exit Fee was determined to be $570,000, an increase of $37,000 compared with $533,000, the estimated fair value as of December 31, 2018, primarily as a result of changes to the inputs in the calculation including the estimated timing of payment and the time value of money, which are presented as a component of change in derivative liabilities in the Company’s condensed consolidated statements of operations.

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

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income (expense), net, in the Company's condensed consolidated statements of operations and were as follows for the three months ended March 31, 2019 (in thousands):

Estimated Fair Value
of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2018	$533
Change in estimated fair value of derivative liability for exit fee	37
Balance of Level 3 Liabilities at March 31, 2019	$570

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both March 31, 2019 and December 31, 2018, due to their short-term nature.

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

In March 2019, the Company settled its forward foreign currency exchange contract in the aggregate notional amount of Swiss francs 3.3 million and as of March 31, 2019 has no open forward foreign currency exchange contract. The net loss associated with the Company's derivative instrument of $60,558 is recognized in other (expense) income, net, on the condensed consolidated statement of operations and comprehensive loss for three months ended March 31, 2019.  There were no expenses related to such derivative instruments for three months ended March 31, 2018.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. Additionally, if the Company elects to enter into an exclusive license agreement for the use of its intellectual property in the United States (other than for tenapanor for hyperphosphatemia or for our FXR and TGR5 agonist programs) and has not obtained the written consent of the Lenders to enter into such license agreement, the Company has agreed to maintain unrestricted cash and cash equivalents of at least $50.0 million, until the Company achieves its primary endpoint in the second Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis. As of March 31, 2019, the Company was in compliance with all of the covenants set forth in the Loan Agreement.

In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including our cash.  Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. As of March 31, 2019, to the Company’s knowledge, there were no facts or circumstances in existence giving rise to an event of default.

As of March 31, 2019, assuming the principal payments start on December 1, 2020, the Company’s future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2019	$—
2020	2,083
2021	25,000
2022	24,892
Total principal and final fee payments	51,975
Less: Unamortized discount and debt issuance costs	(991)
Less: Unaccreted value of final fee	(1,585)
Loan payable, long term	$49,399

NOTE 7.  LEASES

The Company has obtained the right of use for office space assets under two operating lease agreements.  The Company has evaluated its facility leases and determined that, effective upon the adoption of Topic 842, the leases evaluated are all operating leases. The Company has performed an evaluation of its other contracts with suppliers and collaborators in accordance with Topic 842 and has determined that, except for the facility leases described below, none of the Company’s contracts contain a lease.

The Company obtained the right of use of office space located in Fremont, CA under a lease agreement entered into in September 2008, which was most recently amended in April 2016. The office space consists of 61,784 square feet, plus a further 10,716 square feet beginning in September 2019, and the entire lease terminating on September 10, 2021. The Company has an option to extend the term by five years as to the entire premises, by giving written notice of its election to exercise such option at least twelve months but not more than eighteen months prior to the end of the expiration of the lease term. This option to extend the lease term by five years has not been included in the calculation since currently the exercise of the option is highly uncertain and therefore deemed not probable. The Company also obtained the right of use of 3,250 square feet of office space located in Boston, MA in October 2018 that terminates on September 30, 2021.

All of the Company’s leases are operating leases.  Certain of the leases have both lease and non-lease components.  The Company has elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets. As of March 31, 2019, the weighted average discount rate used for the calculations was 12.99% and the weighted average remaining lease term was 2.5 years.

The following table provides additional details of the leases presented in the balance sheets:

	March 31, 2019
Facilities
Right of use assets	$5,371

Current portion of lease liabilities	2,102
Lease liabilities, net of current portion	4,069
Total liabilities	$6,171

Weighted-average remaining life	2.5	years
Weighted-average discount rate	12.99%

The lease costs, which are included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

Three Months Ended
March 31, 2019
Facilities
Operating lease cost	$648
Cash paid for operating lease	614

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of March 31, 2019 (in thousands):

Ending March 31, 2019
2019 (remaining nine months)	$2,031
2020	3,065
2021	2,183
Thereafter	—
Total lease payments	7,279
Imputed interest	(1,108)
Total lease liabilities	$6,171

NOTE 8.  SHAREHOLDERS EQUITY

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

NOTE 9. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and the Company’s employee stock purchase program, or ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended
	March 31,
	2019	2018

Research and development	$760	$907
General and administrative	1,162	1,518
Total	$1,922	$2,425

In July 2018, the Company granted 903,374 PRSUs to its employees that vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company through the achievement date. At March 31, 2019, 878,289 of these PRSUs were outstanding. Based on the evaluation of the performance conditions at March 31, 2019, the Company has not recorded stock-based compensation expense for the three months ended March 31, 2019 related to these PRSUs. The Company will continue to evaluate the performance conditions for these PRSUs at each reporting period and will record compensation expense related to the PRSUs accordingly.

During the three months ended March 31, 2019, the Company had total unrecognized stock-based compensation expense, net of estimated forfeitures, of the following:

	Three Months Ended
	March 31, 2019
	Unrecognized Compensation Expense	Average Vesting Period
	($ million)	(Years)
Stock options grants	$11.7	3.2
RSU grants	0.1	1.6
PRSU grants	—	—
ESPP	0.1	0.4

Option Exercises

For each of the three months ended March 31, 2019 and 2018, options were exercised to purchase 770 and zero shares, respectively, of the Company's common stock, with insignificant net proceeds to the Company in the three months ended March 31, 2019.

Restricted Stock Units

For each of the three months ended March 31, 2019 and 2018, the Company issued zero shares of its common stock upon vesting of RSUs or PRSUs to its employees.

Employee Stock Purchase Plan

In February 2019, the Company sold 83,046 shares of its common stock under the ESPP. The shares were purchased by employees at a purchase price of $2.39 per share with proceeds to the Company of approximately $0.2 million. In February 2018, the Company sold 68,589 shares of its common stock under the ESPP. The shares were purchased by employees at a purchase price of $4.38 per share with proceeds to the Company of approximately $0.3 million.

NOTE 10. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three months ended March 31, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(26,144)	$(17,019)
Denominator:
Weighted average common shares outstanding - basic and diluted	62,546,295	47,559,366
Net loss per share - basic and diluted	$(0.42)	$(0.36)

For the three months ended March 31, 2019 and 2018 the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 9.9 million and 8.0 million, respectively.

NOTE 11. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued clinical and non-clinical expenses	$8,981	$9,790
Accrued contract manufacturing expenses	4,241	1,971
Derivative liability for exit fee	570	533
Accrued professional and consulting services	162	112
Foreign currency derivative contract	—	52
Other	211	399
	$14,165	$12,857

NOTE 12. COLLABORATION AND LICENSING AGREEMENTS

Kyowa Hakko Kirin Co., Ltd., or KHK

In November 2017, the Company entered into an exclusive license agreement with KHK, or the KHK Agreement, for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. The Company assessed these arrangements in accordance with Topic 606 and concluded that the contract counterparty, KHK, is a customer. Under the terms of the KHK Agreement, the Company received $30.0 million in up-front license fees which was recognized as revenue when the agreement was executed. Based on the Company’s assessment, it identified that the license and the manufacturing supply services were its material performance obligations at the inception of the agreement, and as such each of the performance obligations are distinct.  Additionally, on January 1, 2018, the Company recorded a unbilled license revenue under current assets of $5.0 million and a uncharged license fees under current liabilities of $1.0 million related to the first milestone under the KHK Agreement that KHK achieved in February 2019, reflecting revenues and cost of revenue, respectively, that would have been recognized in the fourth quarter 2017 if the Company had adopted Topic 606 prior to January 1, 2018. As of March 31, 2019, based on KHK’s achievement of the milestone in February 2019, the balance related to unbilled license revenue was adjusted to zero.  Correspondingly, the $1.0 million balance related to uncharged license fees, that the Company owed to AstraZeneca, was reclassed to accounts payable and fully paid to AstraZeneca in the second quarter of 2019.

In addition to the up-front license fee received of $30.0 million, the Company may be entitled to receive up to $55.0 million in total development milestones, of which $5.0 million has been received to date, and 8.5 billion yen in commercialization milestones, worth up to $76.1 million at the currency exchange rate on March 31, 2019, as well as reimbursement of cost, plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement.

For the three months ended March 31, 2019 and 2018, no revenue was recorded related to the KHK agreement.

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

For the three months ended March 31, 2019 and 2018, no revenue was recorded related to the Fosun Agreement.

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

For the three months ended March 31, 2019 and 2018, zero and $2.3 million of revenue, respectively, was recorded related to the Knight Agreement, and zero and $0.5 million of cost of revenue, respectively, was recorded pursuant to the AstraZeneca Termination Agreement.

AstraZeneca

In June 2015, the Company entered into a termination agreement with AstraZeneca, or the AstraZeneca Termination Agreement, pursuant to which the Company remains liable to pay AstraZeneca license fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). To date in aggregate, the Company has recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KHK Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $0.5 million related to the Knight Agreement recorded in 2018 and (iii) $1.0 million related to the KHK Agreement associated with a milestone that KHK achieved in February 2019 for which the Company previously recorded a uncharged license fees under current liabilities in the period ended March 31, 2018 reflecting the amount that is owed to AstraZeneca upon achievement of the KHK milestone, which occurred in February 2019. The Company paid AstraZeneca the $1.0 million owed in the second quarter of 2019.

NOTE 13. CONTINGENCIES

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

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2018. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx”, “Company”, “we”, “us”, and “our” refer to Ardelyx, Inc.

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

In addition to the development of tenapanor for the treatment of hyperphosphatemia for ESRD patients on dialysis, we have developed tenapanor for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C. On September 12, 2018, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for the treatment of patients with IBS-C and have been granted a target action date under the Prescription Drug User Fee Act, of September 12, 2019. The NDA submission was supported by a clinical package encompassing more than 3,100 patients and healthy volunteers who have participated in Ardelyx clinical trials and extensive clinical and preclinical data supporting the safety profile. The data include results from the completed IBS-C registration T3MPO program, which consisted of two Phase 3 trials, T3MPO-1 and T3MPO-2, and a long-term safety extension trial, T3MPO-3. Both the T3MPO-1 and T3MPO-2 trials achieved statistical significance for their primary endpoint and demonstrated that tenapanor had a durable effect on reducing constipation and abdominal pain for patients who experience IBS-C. The favorable safety profile of tenapanor, which has been shown across all clinical trials, was further supported by the completed T3MPO-3 study.

We have developed a proprietary drug discovery and design platform to discover targets found in the GI tract that regulate processes in the body and design products candidates that act upon those targets to take advantage of the gut’s ability to communicate with other organs.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales and have no products approved for commercialization. As of March 31, 2019, we had an accumulated deficit of $391.7 million.

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

On May 25, 2018, we completed an underwritten public offering of 12,500,000 shares of our common stock at a price to the public of $4.00 per share, that were purchased by Jefferies LLC, or Jefferies, and Leerink Partners LLC, or Leerink, or collectively the Underwriters from the Company, at a price of $3.76 per share, and on June 25, 2018, we sold an additional 1,875,000 shares of our common stock at a price to the public of $4.00 per share, that were purchased by the Underwriters from the Company at a price of $3.76 per share, following the full exercise of the underwriters’ option to purchase additional  shares of common stock. We received net proceeds from the offering of $53.8 million, after deducting the underwriting discounts, commissions and offering expenses.

We expect to incur operating losses for the foreseeable future as a result of our continued development of tenapanor and our preparations for the commercialization of tenapanor, including costs associated with completing the on-going Phase 3 development program for tenapanor for the treatment of hyperphosphatemia in patients with ESRD on dialysis, as well as the advancement of our research programs into the preclinical stage. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, and funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales. Our past revenue performance is not necessarily indicative of results to be expected for the entire year ending December 31, 2019, or future operating periods. Our non-product revenue cannot always be predicted since it is dependent upon achievement of certain milestones. See “Note 2. Summary Of Significant Accounting Policies” for further detail.

During the first quarter of 2018, we executed a license agreement with Knight for the development, commercialization and distribution of tenapanor for hyperphosphatemia and IBS-C in Canada. Under the terms of the Knight license agreement, the Company received a license fee, which was recorded as revenue when the contract was executed. The agreement also provides for development and commercialization milestone payments, which will be recorded as revenue when we achieve the underlying milestone.

On January 1, 2018 we adopted the new standard for Revenue from Contracts with Customers, ASC 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period. On January 1, 2018, we recorded a unbilled license revenue under current assets of $5.0 million reflecting a future receivable related to the first milestone under our license with KHK, that KHK achieved in February 2019, a uncharged license fees under current liabilities of $1.0 million reflecting a future payable related to the corresponding payment to AstraZeneca, in accordance with our termination agreement with AstraZeneca and a related decrease in its accumulated deficit of approximately $4.0 million as this standard permits revenue from certain milestones to be recognized earlier as this standard contains different recognition criteria related to milestones than under the previous standard, ASC 605. As of March 31, 2019, based on KHK’s achievement of the milestone in February 2019, the balance related to unbilled license revenue was adjusted to zero.  Correspondingly, the $1.0 million balance related to uncharged license fees, that we owed to AstraZeneca, was reclassed to accounts payable and fully paid to AstraZeneca in the second quarter of 2019.

Cost of Revenue

Cost of revenue currently represents payments due to AstraZeneca, who under the terms of a termination agreement entered into in 2015 are entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the revenue that generates our liability for these license payments. To date in aggregate, we have recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KHK Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $0.5 million related to the Knight Agreement recorded in 2018 and (iii) $1.0 million related to the KHK Agreement associated with a future milestone that KHK achieved in February 2019 for which we previously recorded a  uncharged license fees under current liabilities in the period ended March 31, 2018. As of March 31, 2019, based on KHK’s achievement of the milestone in February 2019, the balance related to unbilled license revenue was adjusted to zero.  Correspondingly, the $1.0 million balance related to uncharged license fees, that we owed to AstraZeneca, was reclassed to accounts payable and fully paid to AstraZeneca in the second quarter of 2019.

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

Provision for Income Taxes

The provision for income taxes was not material for each of the three months ended March 31, 2019 and 2018.   We expect to generate a net loss for the year ending December 31, 2019. Our deferred tax assets continue to be fully offset by a valuation allowance.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We consider certain accounting policies related to research and development expense, accruals and stock-based compensation to be critical policies. Other than the adoption of ASU No. 2016-02, Leases (Topic 842) on January 1, 2019, there have been no material changes to our critical accounting policies since we filed our 2018 Form 10-K with the SEC on March 6, 2019. For a description of our critical accounting policies, please refer to our Form 10-K we filed with the SEC on March 6, 2019.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 and 2018

Revenue

Revenue for the three months ended March 31, 2019, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Licensing revenue	$—	$2,320
Dollar change from prior year	(2,320)
Percent change from prior year	(100)%

Licensing revenue was zero for the three months ended March 31, 2019, a decrease of $2.3 million, compared to $2.3 million for the three months ended March 31, 2018. For the three months ended March 31, 2018 we recognized revenue of $2.3 million related to a license fee.

Cost of revenue

Cost of revenue for the three months ended March 31, 2019, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$—	$464
Dollar change from prior year	(464)
Percent change from prior year	(100)%

Cost of revenue was zero for the three months ended March 31, 2019, a decrease of $0.5 million, compared to $0.5 million for the three months ended March 31, 2018. For the three months ended March 31, 2018, cost of revenue of $0.5 million was due to the fees paid to AstraZeneca pursuant to the AstraZeneca Termination Agreement, corresponding to the revenue realized.

Research and Development

Research and development expenses for the three months ended March 31, 2019, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$20,381	$13,350
Dollar change from prior year	7,031
Percent change from prior year	53%

Research and development expenses were $20.4 million for the three months ended March 31, 2019, an increase of $7.0 million, or 53%, compared to $13.4 million for the three months ended March 31, 2018. The increase consisted of a $6.6 million increase in our external program costs and a $0.4 million increase in our internal program costs.

The increase in our external program costs of $6.6 million included a $6.0 million increase in expense primarily related to our PHREEDOM and AMPLIFY trials, our tenapanor hyperphosphatemia studies and a $0.6 million increase related to the RDX013 program.

The increase in our internal costs of $0.4 million was primarily due to an increase in headcount and related personnel costs and an increase in professional services partially offset by a decrease in stock-based compensation expenses.

General and Administrative

General and administrative expenses for the three months ended March 31, 2019, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
General and administrative	$5,117	$6,191
Dollar change from prior year	(1,074)
Percent change from prior year	(17)%

General and administrative expenses were $5.1 million for the three months ended March 31, 2019, a decrease of $1.1 million, or 17%, compared to $6.2 million for the three months ended March 31, 2018. The decrease was primarily due to a decrease in professional services and a reduction in stock-based compensation costs.

Liquidity and Capital Resources

The following table displays a summary of our cash, cash equivalents and short-term investments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$92,036	$78,768
Short-term investments	59,524	89,321
Total liquid funds	$151,560	$168,089

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

On August 9, 2018, we filed a prospectus supplement with the SEC pursuant to our previously filed shelf registration statement on Form S-3 (File No. 333-217441). The prospectus covers the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market” offerings pursuant to a Sales Agreement entered into with Leerink Partners LLC, or Leerink, on August 9, 2018.  As of March 31, 2019, no shares have been offered or issued or sold against the Sales Agreement with Leerink.

Our primary sources of cash have been from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, and funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may be able to secure additional collaboration partnerships with third-parties to participate in the development and commercialization of our potential products, our future funding requirements will depend on many factors, including the following:

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

•	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital Ltd. and Western Alliance Bank during May 2018.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(16,913)	$(6,804)
Cash (used in) provided by investing activities	29,981	(1,135)
Cash provided by financing activities	200	301
Net increase (decrease) in cash and cash equivalents	$13,268	$(7,638)

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2019, was approximately $16.9 million. The net loss of $26.1 million was adjusted for (i) non-cash charges of $1.2 million related to depreciation, amortization, non-cash interest expense and change in derivative liabilities and $1.9 million for stock-based compensation, (ii) a decrease of $5.1 million in accounts receivable primarily related to the unbilled license revenue payment received from KHK upon its milestone achievement, (iii) a $0.3 million decrease in prepaid expenses primarily to vendors for clinical development and manufacturing, and (iv) an increase in accounts payable and accrued liabilities of $0.7 million primarily due to expenses incurred for the clinical manufacturing, process development, and clinical development activities for tenapanor.

Net cash used in operating activities during the three months ended March 31, 2018 was approximately $6.8 million. The net loss of $17.0 million was adjusted for non-cash charges of $3.1 million related to depreciation, amortization and stock-based compensation expense, and an increase to cash of $7.1 million related to other working capital items associated with changes in our net operating assets and liabilities primarily related to a decrease of receivables related to the Fosun Agreement offset by working capital related to clinical development and manufacturing of tenapanor.

Cash Flows from Investing Activities

Net cash provided by investing activities was $30.0 million for the three months ended March 31, 2019, primarily due to maturities of investments of $55.0 million offset by purchases of investments of $24.9 million and purchases of property and equipment of $0.1 million.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2018, primarily due to purchases of investments of $39.0 million offset by maturities of short-term investments of $37.1 million and redemptions of investments of $0.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019, was $0.2 million, primarily due to net proceeds of $0.2 million from issuance of common stock under the employee stock purchase plan, or ESPP.

Net cash provided by financing activities for the three months ended March 31, 2018 was $0.3 million, primarily due to proceeds from issuance of common stock under the ESPP.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily, Swiss francs and the euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities associated with a limited number of preclinical and clinical activities. During the three months ended March 31, 2019, we settled a forward currency exchange contract denominated in Swiss francs, that was not designated as a cash flow hedge, and was to secure a foreign currency exchange rate when a contract is executed involving payment in a foreign currency in order to minimize cash flow exposure to fluctuating exchange rates.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the earnings effects of changes in foreign currency exchange rates. The counterparty to our forward foreign currency exchange contracts are creditworthy commercial banks, which minimizes the risk of counterparty nonperformance.

As of March 31, 2019, we had no open forward foreign currency exchange contracts.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month LIBOR plus 7.45% per annum.  A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.1 million as of March 31, 2019. We had $49.4 million aggregate principal amount of loan outstanding as of March 31, 2019.

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of March 31, 2019. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2019, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of March 31, 2019, we had an accumulated deficit of $391.7 million.

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

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See NOTE 12. COLLABORATION AND LICENSING AGREEMENTS for details on our obligations to AstraZeneca. If the number of patients suitable for tenapanor is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. We are currently conducting our second Phase 3 clinical trial for tenapanor as monotherapy for the treatment of hyperphosphatemia in ESRD patients on dialysis, as well as a Phase 3 clinical trial evaluating tenapanor as adjuvant therapy to phosphate binders for hyperphosphatemia in ESRD patients who are on dialysis and inadequately controlled by phosphate binders. In addition, we plan to conduct an additional study evaluating tenapanor together with phosphate binders in various dosing regimens.  Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis, there can be no assurances that the second Phase 3 trial results of tenapanor in that indication will show the desired safety and efficacy. There can also be no assurances that either of our clinical trials evaluating tenapanor in combination with phosphate binders will show the desired safety and efficacy for this indication. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our clinical development program for tenapanor for the treatment of hyperphosphatemia is completed, and despite the completion of our Phase 3 program for tenapanor for IBS-C, the results for indications sought may not be sufficient to obtain the desired regulatory approval for tenapanor, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product for the approved indication.

We do not know whether either of our clinical trials evaluating tenapanor in combination with phosphate binders for the treatment of hyperphosphatemia will enroll an adequate number of patients on time or whether any of our trials for tenapanor for the treatment of hyperphosphatemia will be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delay or failure to:

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

We could also encounter delays if our ongoing clinical trials are suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, if there are delays in the completion of, or termination of, our clinical trials for tenapanor for the treatment of hyperphosphatemia, the commercial prospects of tenapanor for such indication may be harmed, and our ability to generate revenue from product sales of tenapanor for such indication will be delayed. In addition, any delays in completing a clinical trial will increase costs, slow down our regulatory approval process for tenapanor for hyperphosphatemia and jeopardize the ability to commence product sales and generate revenue from product sales for this indication. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that may cause, or lead to, a delay in the completion of either or both of our ongoing hyperphosphatemia clinical trials may also ultimately lead to the denial of regulatory approval.

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
•

with respect to tenapanor for hyperphosphatemia, whether tenapanor, along with other oral only medications, are included in the bundled prospective payment system for the treatment of ESRD patients, and the manner in which such transition is achieved;

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

We are aware of three prescription products marketed for IBS-C, including Linzess (linaclotide), Amitiza (lubiprostone), and Trulance (plecanatide). Finally, we are also aware of a product that has recently received FDA marketing authorization: tegaserod maleate which was approved by FDA in April 2019 for the treatment of women with IBS-C less than 65 years of age.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified personnel. In particular, we are highly dependent upon Michael Raab, our President and Chief Executive Officer and David Rosenbaum, Ph.D., our Chief Development Officer. The loss of services of either of these individuals could delay or impair the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates. Although we have entered into employment agreements with our senior management team, including Mr. Raab and Dr. Rosenbaum, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In addition to the competition for personnel, the San Francisco Bay area in particular is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we currently expect to form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Hakko Kirin Co., Ltd. for commercialization of tenapanor for hyperphosphatemia in Japan, with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories, and in Canada with Knight Therapeutics Inc. for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish a collaboration partnerships for tenapanor for IBS-C commercialization in the United States or for any future product candidates and programs on terms that are acceptable to us, or at all. With respect to tenapanor for IBS-C in the United States, this may be because third parties may not view tenapanor for the treatment of IBS-C as having sufficient potential to be successfully commercialized.  Additionally, despite third party interest in the commercialization of tenapanor for IBS-C in the United States, we may decide that it is not in the best interests of the Company to enter into such a collaboration partnership. If we are unable to establish a collaboration partnership for the commercialization of IBS-C in the United States under acceptable terms, the commercialization of tenapanor for IBS-C, if approved, could be materially and adversely impacted, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, we may not be successful in our efforts to establish collaboration partnerships for our other product candidates because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view such other product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

In addition, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model. In the United States, the Affordable Care Act was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. The Bipartisan Budget Act of 2018 increased this discount to 70% beginning in January 2019.

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

Based on the number of shares outstanding as of March 31, 2019, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 29.6% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of March 31, 2019, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund associated with one of our directors, collectively beneficially owned approximately 26.2% of our common stock, including shares that NEA has the right to acquire within 60 days of March 31, 2019 upon exercise of warrants held by NEA.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2019, we had 62,600,443 shares of common stock outstanding. Of those shares, approximately 15.9 million were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

As of March 31, 2019, approximately 0.9 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 6.9 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of March 31, 2019, approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of March 31, 2019, the holders of approximately 5.6 million shares of our outstanding common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Date	Number	Herewith
10.1	#	Amended and Restated Non-Employee Director Compensation Program.				X
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following financial statements, formatted in XBRL: (i) Condensed Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

X

#  Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: May 7, 2019	By:	/s/ Mark Kaufmann
Mark Kaufmann
Chief Financial Officer
(Principal Financial and Accounting Officer)