Form 10-Q
period 2019-06-30
ARDELYX, INC.
filed 2019-08-09
CIK 1437402

IncreaseDecreaseInContractWithCustomerLiability

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of August 5, 2019, was 62,800,869.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$89,626	$78,768
Short-term investments	34,315	89,321
Accounts receivable	17	85
Unbilled license revenue	—	5,000
Prepaid expenses and other current assets	3,283	3,197
Total current assets	127,241	176,371
Property and equipment, net	4,469	5,611
Right-of-use assets	4,919	—
Other assets	1,351	1,350
Total assets	$137,980	$183,332
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,260	$1,148
Accrued compensation and benefits	2,351	2,723
Uncharged license fees	—	1,000
Current portion of operating lease liability	2,318	—
Accrued and other liabilities	10,404	12,857
Total current liabilities	16,333	17,728
Operating lease liability, net of current portion	3,433	—
Loan payable, long term	49,597	49,209
Other long-term liabilities	—	582
Total liabilities	69,363	67,519
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 62,800,869 and 62,516,627 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	6	6
Additional paid-in capital	485,718	481,357
Accumulated deficit	(417,123)	(365,512)
Accumulated other comprehensive loss	16	(38)
Total stockholders’ equity	68,617	115,813
Total liabilities and stockholders’ equity	$137,980	$183,332

(1)	Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Licensing revenue	$—	$—	$—	$2,320
Other revenue	18	30	18	30
Total revenues	18	30	18	2,350
Cost of revenue	—	—	—	464
Gross profit	18	30	18	1,886
Operating expenses:
Research and development	$19,475	$16,046	$39,856	$29,396
General and administrative	5,371	6,138	10,488	12,329
Total operating expenses	24,846	22,184	50,344	41,725
Loss from operations	(24,828)	(22,154)	(50,326)	(39,839)
Interest expense	(1,451)	(692)	(2,885)	(692)
Other income (expense), net	812	557	1,602	1,227
Loss before provision for income taxes	(25,467)	(22,289)	(51,609)	(39,304)
Provision for income taxes	—	2	2	6
Net loss	$(25,467)	$(22,291)	$(51,611)	$(39,310)
Net loss per common share, basic and diluted	$(0.41)	$(0.42)	$(0.82)	$(0.78)
Shares used in computing net loss per share - basic and diluted	62,651,863	52,824,483	62,599,371	50,206,470
Comprehensive loss:
Net loss	(25,467)	(22,291)	$(51,611)	$(39,310)
Unrealized gain on available-for-sale securities, net of tax	4	55	54	11
Comprehensive loss	$(25,463)	$(22,236)	$(51,557)	$(39,299)

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months ended June 30, 2019

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Three Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2019	62,600,443	$6	$483,479	$(391,656)	$12	$91,841
Issuance of common stock for services	113,136	—	311	—	—	311
Issuance of common stock upon exercise of options	1,681	—	5	—	—	5
Issuance of common stock upon vesting of restricted stock units	85,609	—	—	—	—	—
Stock-based compensation	—	—	1,923	—		1,923
Other comprehensive income	—	—	—	—	4	4
Net loss	—	—	—	(25,467)	—	(25,467)
Balance as of June 30, 2019	62,800,869	$6	$485,718	$(417,123)	$16	$68,617

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Six Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2018	62,516,627	$6	$481,357	$(365,512)	$(38)	$115,813
Issuance of common stock under employee stock purchase plan	83,046	—	198	—	—	198
Issuance of common stock for services	113,136	—	311	—	—	311
Issuance of common stock upon exercise of options	2,451	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	85,609	—	—	—	—	—
Stock-based compensation	—	—	3,845	—	—	3,845
Other comprehensive income	—	—	—	—	54	54
Net loss	—	—	—	(51,611)	—	(51,611)
Balance as of June 30, 2019	62,800,869	$6	$485,718	$(417,123)	$16	$68,617

See accompanying notes to Condensed Consolidated Financial Statements

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months ended June 30, 2018

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Three Months Ended June 30, 2018	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2018	47,603,568	$5	$420,294	$(291,233)	$(91)	$128,975
Issuance of common stock for services	75,183	—	302	—	—	302
Stock-based compensation	—	—	2,603	—	—	2,603
Other comprehensive income	—	—	—	—	55	55
Issuance of common stock upon underwritten public offering	14,375,000	1	53,769	—	—	53,770
Net loss	—	—	—	(22,291)	—	(22,291)
Balance as of June 30, 2018	62,053,751	$6	$476,968	$(313,524)	$(36)	$163,414

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Six Months Ended June 30, 2018	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2017	47,534,979	$5	$417,568	$(278,214)	$(47)	$139,312
Issuance of common stock under employee stock purchase plan	68,589	—	301	—	—	301
Issuance of common stock for services	75,183	—	302	—	—	302
Stock-based compensation	—	—	5,028	—	—	5,028
Other comprehensive income	—	—	—	—	11	11
Issuance of common stock upon underwritten public offering	14,375,000	1	53,769	—	—	53,770
Adoption of ASU No. 2014-09 on January 1, 2018	—	—	—	4,000	—	4,000
Net loss	—	—	—	(39,310)	—	(39,310)
Balance as of June 30, 2018	62,053,751	$6	$476,968	$(313,524)	$(36)	$163,414

See accompanying notes to Condensed Consolidated Financial Statements

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(51,611)	$(39,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,353	1,343
Amortization of deferred financing costs	282	59
Amortization of deferred compensation for services	154	101
Amortization of premium on investment securities	(537)	(256)
Non-cash lease expense	891	—
Stock-based compensation	3,845	5,028
Change in derivative liabilities	61	—
Non-cash interest associated with debt discount accretion	231	54
Changes in operating assets and liabilities:
Accounts receivable and unbilled license revenue	5,068	10,766
Prepaid expenses and other assets	(56)	1,192
Accounts payable	(887)	(706)
Accrued compensation and benefits	(372)	(1,026)
Accrued and other liabilities	(3,155)	(2,064)
Net cash used in operating activities	(44,733)	(24,819)
Investing activities
Proceeds from maturities of investments	86,454	56,050
Sales and redemptions of investments	—	850
Purchases of investments	(30,857)	(119,021)
Purchases of property and equipment	(211)	(55)
Net cash provided by (used in) investing activities	55,386	(62,176)
Financing activities
Proceeds from loan payable, net of issuance costs	—	49,292
Proceeds from underwritten public offering, net of issuance costs	—	53,770
Issuance of common stock upon exercise of options	7	—
Proceeds from issuance of common stock under stock plans	198	301
Net cash provided by financing activities	205	103,363
Net increase (decrease) in cash and cash equivalents	10,858	16,368
Cash and cash equivalents at beginning of period	78,768	75,383
Cash and cash equivalents at end of period	$89,626	$91,751
Supplementary disclosure of non-cash financing information:
Issuance of derivative in connection with issuance of loan payable	$—	$546

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc. (the “Company,” “we,” “us” or “our”) is a specialized biopharmaceutical company focused on developing first-in-class medicines to improve treatment choices for people with cardiorenal diseases. Tenapanor, a first-in-class inhibitor of NHE3, is being evaluated in a Phase 3 clinical program, including, the PHREEDOM trial, a second Phase 3 clinical trial evaluating tenapanor as a monotherapy treatment for hyperphosphatemia in patients with end-stage renal disease, or ESRD, who are on dialysis, and in the AMPLIFY trial, a Phase 3 clinical trial evaluating tenapanor’s efficacy in combination with phosphate binders. The Company is also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. In November 2018, the Company’s New Drug Application, or NDA, for tenapanor for the treatment of people with irritable bowel syndrome with constipation, or IBS-C, was accepted for substantive review by the United States Food and Drug Administration, or FDA.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and six months ended June 30, 2019, are not necessarily indicative of results to be expected for the entire year ending December 31, 2019, or future operating periods.

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

The accompanying condensed consolidated financial statements include the accounts of Ardelyx, Inc. and its wholly-owned subsidiary, Ardelyx Cayman Islands, which was placed into voluntary liquidation in December 2017 and dissolved in April 2018, have been prepared in accordance with U.S. GAAP. Intercompany transactions and balances have been eliminated upon consolidation.

Prior Period Errors

During the second quarter of 2019, errors were identified in our consolidated financial statements for the quarter ended March 31, 2019, for year ended December 31, 2018 and for each of the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018. The errors were related to the accounting for clinical trial accruals, and resulted in an overstatement of research and development expenses during these periods. Research and development expenses were overstated by $0.2 million, $0.9 million, $1.1 million, $1.4 million and $0.5 million for the three-month periods ended March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, respectively. As of December 31, 2018, accrued and other liabilities was overstated by $3.6 million.

The Company analyzed the potential impact of these errors and concluded that while the accumulated errors were significant to the results for the three months ended June 30, 2019, a correction of the errors would not be material to any individual prior period, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff

Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In accordance with the authoritative guidance, management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that correcting the cumulative errors for the year ended December 31, 2018 is expected to be immaterial to the currently estimated full year results for 2019 and a correction of the errors would not have a material impact on the periods ended March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019 or affect the trend of financial results. Accordingly, during the second quarter of 2019, the Company reduced accrued and other liabilities by $4.1 million and recorded a cumulative adjustment of $4.1 million in the condensed consolidated statement of operations to reduce research and development expenses.

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

Revenue Recognition

On January 1, 2018 the Company adopted the new standard for Revenue from Contracts with Customers, ASC 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period. As a result of the adoption of the new standard, on January 1, 2018, the Company had recorded the following: (i) unbilled license revenue under current assets of $5.0 million representing a future receivable related to the first milestone under the Company’s license agreement with Kyowa Kirin Co., Ltd., or KKC (formerly known as Kyowa Hakko Kirin Co., Ltd, or KHK), which was subsequently achieved by KKC and collected in February 2019, thereby reducing the unbilled license revenue balance to zero, (ii) uncharged license fees under current liabilities of $1.0 million representing the corresponding future payable related to AstraZeneca AB, or AstraZeneca, in accordance with the Company’s termination agreement with AstraZeneca, which, upon KKC achieving the milestone, was reclassified to accounts payable and subsequently paid to AstraZeneca during the three months ended June 30, 2019, and (iii) a related decrease in accumulated deficit of approximately $4.0 million as the new standard permitted revenue from milestones that possess certain criteria to be recognized earlier and also contained different recognition criteria related to milestones than under the previous standard, Revenue Recognition, Multiple-Element Arrangements - Licensing revenues, ASC 605.

The Company enters into license agreements which are within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties.  The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; and future royalties on net sales of licensed products.  Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

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

At each reporting period, the variable consideration related to the remaining development milestone payments is not included in the transaction price as these are fully constrained as of that period end date. As part of its evaluation of the constraint, the Company considers numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and collaboration partner’s efforts.  Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to the collaboration partner. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) using the optional transition method to initially account for the impact of the adoption with a cumulative adjustment to accrued and other liabilities and other long-term liabilities.  We elected the package of practical expedients, which among other things, allowed us not to reassess the following: whether any expired or existing contracts were considered or contained leases; the lease classification for any expired or existing leases; or initial direct costs for any existing leases. For our building leases, we also elected the practical expedient not to separate lease and non-lease components, such as common area maintenance charges, and instead we account for these as a single lease component.

Recent Accounting Pronouncements

New Accounting Pronouncements - Recently Adopted

On January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update simplifies the accounting for share-based payments to non-employees by aligning it with the accounting guidance for share-based payments for employees. The ASU expands the scope of Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and started presenting the analysis of changes in stockholders’ equity starting in its Quarterly Report on Form 10-Q for the period ended March 31, 2019. The adoption of these SEC amendments did not have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

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

As a result of adopting Topic 842 on January 1, 2019, the following financial statement line items in the Company’s condensed balance sheet at June 30, 2019 and the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2019 were affected (in thousands):

	June 30, 2019
	As Reported under Topic 842	Under Topic 840	Effect of Change
Right-of-use assets	$4,919	—	$4,919
Current portion of operating lease liability	2,318	—	2,318
Operating lease liability, net of current portion	3,433	—	3,433
Accrued and other liabilities	10,404	10,674	(270)
Other long-term liabilities	$—	431	$(431)

	Six Months Ended June 30, 2019
	As Reported under Topic 842	Under Topic 840	Effect of Change
Operating expenses:
General and administrative related to leases	$1,296	1,164	$132

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

New Accounting Pronouncements Not Yet Adopted

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer. For the Company, the amendment will be effective January 1, 2020. The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for public companies for fiscal years beginning after December 15, 2019. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods after December 15, 2018. The Company is currently evaluating the impact of adoption of this ASU on its condensed consolidated financial statements.

The Company has reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of June 30, 2019 and December 31, 2018, are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	June 30, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$4,455	—	—	$4,455
Money market funds	85,171	—	—	85,171
Total cash and cash equivalents	$89,626	$—	$—	$89,626
Short-term investments
U.S. treasury notes	2,291	2	—	2,293
U.S. treasury securities	2,293	1	—	2,294
Corporate bonds	7,745	3	—	7,748
Commercial paper	17,674	5	—	17,679
Asset-backed securities	4,296	5	—	4,301
Total short-term investments	$34,299	$16	$—	$34,315
Total cash equivalents and investments	$123,925	$16	$—	$123,941

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$3,733	$—	$—	$3,733
Money market funds	73,238	—	—	73,238
Commercial paper	1,797	—	—	1,797
Total cash equivalents and investments	$78,768	$—	$—	$78,768
Short-term investments
U.S. treasury securities	$3,996	—	—	$3,996
Corporate bonds	34,611	—	(21)	34,590
Commercial paper	41,371	—	(14)	41,357
Asset-backed securities	9,381	—	(3)	9,378
Total short-term investments	$89,359	$—	$(38)	$89,321
Total cash equivalents and investments	$168,127	$—	$(38)	$168,089

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

All available-for-sale securities held as of June 30, 2019, had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of June 30, 2019, no investment was in a continuous unrealized loss position for more than one year and the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,171	$85,171	$—	$—
U.S. treasury notes	2,293	2,293	—	—
U.S. treasury securities	2,294	2,294	—	—
Corporate bonds	7,748	—	7,748	—
Commercial paper	17,679	—	17,679	—
Asset-backed securities	4,301	—	4,301	—
Total	$119,486	$89,758	$29,728	$—

Liabilities:
Derivative liability for exit fee	$594	$—	$—	$594
Total	$594	$—	$—	$594

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$73,238	$73,238	$—	$—
U.S. treasury securities	3,996	3,996	—	—
Corporate bonds	34,590	—	34,590	—
Commercial paper	43,154	—	43,154	—
Asset-backed securities	9,378	—	9,378	—
Total	$164,356	$77,234	$87,122	$—

Liabilities:
Derivative liability for exit fee	$533	$—	$—	$533
Foreign currency derivative contracts	52	$—	$52	$—
Total	$585	$—	$52	$533

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

In May 2018, pursuant to the loan and security agreement with Solar Capital Ltd. and Western Alliance Bank (see “Note 6. Borrowings”), the Company entered into an Exit Fee Agreement under which the Company agreed to pay $1.5 million in cash, or the Exit Fee, upon any change of control transaction in respect of the Company or if the Company obtains both (i) FDA approval of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C. Notwithstanding the prepayment or termination of the Term Loan, the Company’s obligation to pay the Exit Fee will expire May 16, 2028. The Company evaluated that the

Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the Exit Fee is recorded as a derivative liability and included in accrued and other liabilities on the accompanying condensed balance sheet.  As of June 30, 2019, the estimated fair value of the Exit Fee was determined to be $594,000, an increase of $61,000 compared with $533,000, the estimated fair value as of December 31, 2018, primarily as a result of changes to the inputs in the calculation including the estimated timing of payment and the time value of money, which are presented as a component of change in derivative liabilities in the Company’s condensed consolidated statements of operations.

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

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income (expense), net, in the Company's condensed consolidated statements of operations and were as follows for the three and six months ended June 30, 2019 (in thousands):

Estimated Fair Value
of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2018	$533
Change in estimated fair value of derivative liability for exit fee	61
Balance of Level 3 Liabilities at June 30, 2019	$594

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both June 30, 2019 and December 31, 2018, due to their short-term nature.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to secure a foreign currency exchange rate when a contract is executed involving payment in a foreign currency in order to minimize cash flow exposure to fluctuating exchange rates. Such exposure results from portions of the Company’s forecasted cash outflows being denominated in currencies other than the U.S. dollar, primarily the Swiss franc. The derivative instruments the Company uses to hedge this exposure are not designated as cash flow hedges, and as a result, changes in their fair value are recorded in other (expense) income, net, on the Company's condensed consolidated statements of operations and comprehensive loss. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates, and take into consideration the current creditworthiness of the counterparties.

In March 2019, the Company settled its forward foreign currency exchange contract in the aggregate notional amount of Swiss francs 3.3 million. As of June 30, 2019, the Company has no open forward foreign currency exchange contracts. The net loss associated with the Company's derivative instruments of zero and $60,558 for the three and six months ended June 30, 2019, respectively, is recognized in other (expense) income, net, on the condensed consolidated statement of operations and comprehensive loss.  There were no expenses related to such derivative instruments for the three and six months ended June 30, 2018.

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

Borrowings under the Term Loan bear interest at a floating per annum rate equal to 7.45% plus the one-month LIBOR.  The Company is permitted to make interest-only payments on the Term Loan through December 1, 2020 if the Company achieves its primary endpoint in the Phase 3 study of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, prior to June 1, 2020; otherwise, the Company is permitted to make interest-only payments on the Term Loan only through June 1, 2020.  Accordingly, beginning on either June 1, 2020 or December 1, 2020, as applicable, through the maturity date, the Company will be required to make monthly payments of interest plus repayment of the Term Loan in consecutive equal monthly installments of principal.  The Company paid a closing fee of 1% of the Term Loan, or $0.5 million, upon the closing of the Term Loan. The Company is obligated to pay a final fee equal to 3.95% of the Term Loan upon the earliest to occur of the maturity date, the acceleration of the Term Loan, the prepayment or repayment of the Term Loan or the termination of the Loan Agreement.  The Company may voluntarily prepay the outstanding Term Loan, subject to a prepayment premium of (i) 3% of the principal amount of the Term Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date.  The Term Loan is secured by substantially all the Company’s assets, except for the Company’s intellectual property and certain other customary exclusions.  Additionally, in connection with the Term Loan, the Company entered into an Exit Fee Agreement, whereby the Company agreed to pay an exit fee in the amount of 3% of the Term Loan, or the Exit Fee, upon any change of control transaction in respect of the Company or if the Company obtains both (i) FDA approval of tenapanor in the treatment of hyperphosphatemia in ESRD patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C.  Notwithstanding the prepayment or termination of the Term Loan, the obligation to pay the Exit Fee will expire 10 years from the Closing Date.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. Additionally, if the Company elects to enter into an exclusive license agreement for the use of its intellectual property in the United States (other than for tenapanor for hyperphosphatemia or for the Company’s FXR and TGR5 agonist programs) and has not obtained the written consent of the Lenders to enter into such license agreement, the Company has agreed to maintain unrestricted cash and cash equivalents of at least $50.0 million, until the Company achieves its primary endpoint in the second Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis. As of June 30, 2019, the Company was in compliance with all of the covenants set forth in the Loan Agreement.

In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including its cash.  Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. As of June 30, 2019, to the Company’s knowledge, there were no facts or circumstances in existence giving rise to an event of default.

As of June 30, 2019, assuming the principal payments start on December 1, 2020, the Company’s future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2019	$—
2020	2,083
2021	25,000
2022	24,892
Total principal and final fee payments	51,975
Less: Unamortized discount and debt issuance costs	(911)
Less: Unaccreted value of final fee	(1,467)
Loan payable, long term	$49,597

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

The Company obtained the right of use of office space located in Fremont, CA under a lease agreement entered into in September 2008, which was most recently amended in April 2016. The office space consists of 61,784 square feet, plus a further 10,716 square feet beginning in September 2019, with the entire lease terminating on September 10, 2021. The Company has an option to extend the term by five years as to the entire premises, by giving written notice of its election to exercise such option at least twelve months but not more than eighteen months prior to the end of the expiration of the lease term. This option to extend the lease term by five years has not been included in the calculation since currently the exercise of the option is highly uncertain and therefore deemed not probable. The Company also obtained the right of use of 3,250 square feet of office space located in Waltham, MA in October 2018 that terminates on September 30, 2021.

All of the Company’s leases are operating leases.  Certain of the leases have both lease and non-lease components.  The Company has elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets. As of June 30, 2019, the weighted average discount rate used for the calculations was 12.99% and the weighted average remaining lease term was 2.25 years.

The following table provides additional details of the leases presented in the balance sheets (in thousands except remaining life and discount rate):

	June 30, 2019
Facilities
Right of use assets	$4,919

Current portion of lease liabilities	2,318
Operating lease liability, net of current portion	3,433
Total liabilities	$5,751

Weighted-average remaining life	2.25	years
Weighted-average discount rate	12.99%

The lease costs, which are included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Facilities
Operating lease cost	$648	$1,296
Cash paid for operating lease	616	1,230

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of June 30, 2019 (in thousands):

Ending June 30,
2019 (remaining six months)	$1,415
2020	3,065
2021	2,183
Thereafter	—
Total lease payments	6,663
Imputed interest	(912)
Total lease liabilities	$5,751

NOTE 8.  SHAREHOLDERS EQUITY

On May 25, 2018, the Company completed an underwritten public offering of 12,500,000 shares of its common stock at a price to the public of $4.00 per share less underwriting discounts and commissions of $0.24 per share, that were purchased by Jefferies LLC, or Jefferies, and SVB Leerink (formerly known as Leerink Partners LLC), or Leerink, or collectively the Underwriters from the Company, at a price of $3.76 per share, and on June 25, 2018, the Company sold an additional 1,875,000 shares of its common stock at a price to the public of $4.00 per share less underwriting discounts and commissions of $0.24 per share, that were purchased by the Underwriters from the Company at a price of $3.76 per share, following the exercise in full of the underwriters’ option to purchase additional shares of common stock. The Company received net proceeds from the offering of $53.8 million, after deducting the underwriting discounts, commissions and offering expenses.

NOTE 9. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and the Company’s employee stock purchase program, or ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Research and development	$767	$983	$1,527	$1,890
General and administrative	1,156	1,620	2,318	3,138
Total	$1,923	$2,603	$3,845	$5,028

At June 30, 2019, the Company had total unrecognized stock-based compensation expense, net of estimated forfeitures, of the following:

	At June 30, 2019
	Unrecognized Compensation Expense	Average Vesting Period
	($ thousands)	(Years)
Stock options grants	$11,208	3.0
RSU grants	—	—
PRSU grants	—	—
ESPP	29	0.2

Option Exercises

For the three and six months ended June 30, 2019, options were exercised to purchase 1,681 and 2,451 shares, respectively, of the Company's common stock, with insignificant net proceeds to the Company in the three and six months ended June 30, 2019.  For each of the three and six months ended June 30, 2018, zero options were exercised to purchase shares of the Company's common stock, with zero net proceeds to the Company.

Restricted Stock Units

In July 2018, the Company granted 903,374 PRSUs to its employees that vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company through the achievement date. At June 30, 2019, 861,989 of these PRSUs were outstanding. Based on the evaluation of the performance conditions at June 30, 2019, the Company has not recorded stock-based compensation expense for the three and six months ended June 30, 2019 related to these PRSUs. The Company will continue to evaluate the performance conditions for these PRSUs at each reporting period and will record compensation expense related to the PRSUs accordingly.

For each of the three and six months ended June 30, 2019, the Company issued 85,609 shares of its common stock upon vesting of RSUs to its employees. No PRSUs were issued for the three and six months ended June 30, 2019.  For each of the three and six months ended June 30, 2018, the Company issued zero shares of its common stock upon vesting of RSUs or PRSUs to its employees.

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

Issuance of Common Stock for Services

For the three and six months ended June 30, 2019, the Company issued 113,136 shares of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Amended and Restated Non-Employee Director Compensation Program. The shares issued were valued at $0.3 million based on the fair value of the common stock on the date of grant. For the three and six months ended June 30, 2018, the Company issued 75,183 shares of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Amended and Restated Non-Employee Director Compensation Program. The shares issued were valued at $0.3 million based on the fair value of the common stock on the date of grant.

NOTE 10. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three and six months ended June 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(25,467)	$(22,291)	$(51,611)	$(39,310)
Denominator:
Weighted average common shares outstanding - basic and diluted	62,651,863	52,824,483	62,599,371	50,206,470
Net loss per share - basic and diluted	$(0.41)	$(0.42)	$(0.82)	$(0.78)

For the three and six months ended June 30, 2019, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 10.2 million and 10.0 million, respectively.

For the three and six months ended June 30, 2018, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 7.9 million and 8.0 million, respectively.

NOTE 11. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued clinical and non-clinical expenses	$7,697	$9,790
Accrued contract manufacturing expenses	1,622	1,971
Derivative liability for exit fee	594	533
Accrued professional and consulting services	269	112
Foreign currency derivative contract	—	52
Other	222	399
	$10,404	$12,857

NOTE 12. COLLABORATION AND LICENSING AGREEMENTS

Kyowa Kirin Co., Ltd., or KKC (formerly known as Kyowa Hakko Kirin Co., Ltd, or KHK)

In November 2017, the Company entered into an exclusive license agreement with KKC, or the KKC Agreement, for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. The Company assessed these arrangements in accordance with Topic 606 and concluded that the contract counterparty, KKC, is a customer. Under the terms of the KKC Agreement, the Company received $30.0 million in up-front license fees which was recognized as revenue when the agreement was executed. Based on the Company’s assessment, it identified that the license and the manufacturing supply services were its material performance obligations at the inception of the agreement, and as such each of the performance obligations are distinct.  Additionally, on January 1, 2018, the Company recorded unbilled license revenue under current assets of $5.0 million and uncharged license fees under current liabilities of $1.0 million related to the first milestone under the KKC Agreement that KKC achieved in February 2019, reflecting revenues and cost of revenue, respectively, that would have been recognized in the fourth quarter 2017 if the Company had adopted Topic 606 prior to January 1, 2018. On KKC’s achievement of the milestone in February 2019, the balance related to unbilled license revenue was adjusted to zero.  Correspondingly, the $1.0 million balance related to uncharged license fees that the Company owed to AstraZeneca was reclassified to accounts payable during the three months ended March 31, 2019, and subsequently paid to AstraZeneca during the three months ended June 30, 2019.

In addition to the up-front license fee received of $30.0 million, the Company may be entitled to receive up to $55.0 million in total development milestones, of which $5.0 million has been received to date, and 8.5 billion yen in commercialization milestones, worth up to $78.7 million at the currency exchange rate on June 30, 2019, as well as reimbursement of cost, plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2019.

For each of the three and six months ended June 30, 2019, $18,000 of other revenue was recorded and for each of the three and six months ended June 30, 2018, $30,000 of other revenue was recorded. For both periods the other revenue recorded was for manufacturing supply of tenapanor and other materials delivered to KKC for its product development and clinical trials in Japan, in accordance with the Company’s agreement with KKC.

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

In addition, the Company may be entitled to additional development and commercialization milestones of up to $113.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2019.

For each of the three and six months ended June 30, 2019 and 2018, no revenue was recorded related to the Fosun Agreement.

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

Under the terms of the agreement, the Company is eligible to receive up to CAD 25 million in total payments, worth up to $19.1 million at the currency exchange rate on June 30, 2019, including an up-front payment and development and sales milestones, reimbursement of supply costs on a schedule specifying cost per tablet, with a reasonable mark up for overhead, as well as tiered royalty rates on net sales ranging from the mid-single digits to the low twenties. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2019.

For each of the three and six months ended June 30, 2019, no revenue was recorded related to the Knight Agreement. For the three and six months ended June 30, 2018, zero and $2.3 million of revenue, respectively, was recorded related to the Knight Agreement, and zero and $0.5 million of cost of revenue, respectively, was recorded pursuant to the AstraZeneca Termination Agreement.

AstraZeneca

In June 2015, the Company entered into a termination agreement with AstraZeneca, or the AstraZeneca Termination Agreement, pursuant to which the Company remains liable to pay AstraZeneca fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). To date in aggregate, the Company has recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KKC Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $0.5 million related to the Knight Agreement recorded in 2018 and (iii) $1.0 million related to the KKC Agreement associated with a milestone, that KKC achieved in February 2019, for which the Company previously recorded uncharged license fees under current liabilities in the period ended March 31, 2018 reflecting the amount that was owed to AstraZeneca upon achievement of the KKC milestone. The Company paid AstraZeneca the $1.0 million owed during the three months ended June 30, 2019.

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

Our portfolio is led by the development of tenapanor, a first-in-class inhibitor of NHE3. In our cardiorenal pipeline, tenapanor is being evaluated in a Phase 3 clinical program, including the PHREEDOM trial, a second Phase 3 clinical trial evaluating tenapanor as a monotherapy treatment for hyperphosphatemia in patients with ESRD who are on dialysis, with topline results expected in the fourth quarter of 2019. This trial follows a successful first Phase 3 clinical trial completed in 2017, which achieved statistical significance for the primary endpoint. Tenapanor, if successfully developed and approved, would be the first therapy for phosphate management that is not a phosphate binder. Our tenapanor Phase 3 clinical program also includes, the AMPLIFY trial, a clinical trial evaluating tenapanor’s efficacy in combination with phosphate binders, from which results are currently expected in the third quarter of 2019. If our AMPLIFY trial is successful, tenapanor would, if approved, be the first and only phosphate lowering therapy to be indicated for use with phosphate  binders.

We are also advancing our small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking common blood pressure medications known as RAAS inhibitors, which inhibit the renin-angiotensin-aldosterone system. We believe that RDX013 has the potential to lower elevated potassium with a much lower pill burden than potassium binders and may provide significant advantages as a stand-alone agent or also in combination with potassium binders.

In addition to the development of tenapanor for the treatment of hyperphosphatemia for ESRD patients on dialysis, we have developed tenapanor for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C. On September 12, 2018, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for the treatment of patients with IBS-C and have been granted a target action date under the Prescription Drug User Fee Act of September 12, 2019. The NDA submission was supported by a clinical package encompassing more than 3,100 patients and healthy volunteers who have participated in our clinical trials and extensive clinical and preclinical data supporting the safety profile. The data include results from the completed IBS-C registration T3MPO program, which consisted of two Phase 3 trials, T3MPO-1 and T3MPO-2, and a long-term safety extension trial, T3MPO-3. Both the T3MPO-1 and T3MPO-2 trials achieved statistical significance for their primary endpoint and demonstrated that tenapanor had a durable effect on reducing constipation and abdominal pain for patients who experience IBS-C. The favorable safety profile of tenapanor, which has been shown across all clinical trials, was further supported by the completed T3MPO-3 study.

We have developed a proprietary drug discovery and design platform to discover targets found in the GI tract that regulate processes in the body and design products candidates that act upon those targets to take advantage of the gut’s ability to communicate with other organs.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales and have no products approved for commercialization. As of June 30, 2019, we had an accumulated deficit of $417.1 million.

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

On May 25, 2018, we completed an underwritten public offering of 12,500,000 shares of our common stock at a price to the public of $4.00 per share less underwriting discounts and commissions of $0.24 per share, that were purchased by Jefferies LLC, or Jefferies, and SVB Leerink (formerly known as Leerink Partners LLC), or Leerink, or collectively the Underwriters from the Company, at a price of $3.76 per share, and on June 25, 2018, we sold an additional 1,875,000 shares of our common stock at a price to the public of $4.00 per share less underwriting discounts and commissions of $0.24 per share, that were purchased by the Underwriters from the Company at a price of $3.76 per share, following the exercise in full of the underwriters’ option to purchase additional  shares of common stock. We received net proceeds from the offering of $53.8 million, after deducting the underwriting discounts, commissions and offering expenses.

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

On January 1, 2018 we adopted the new standard for Revenue from Contracts with Customers, ASC 606, on a modified retrospective method as an adjustment to the opening balance of retained earnings of the annual reporting period. On January 1, 2018, we recorded (i) unbilled license revenue under current assets of $5.0 million reflecting a future receivable related to the first milestone under our license with KKC,  which was subsequently achieved by KKC and collected in February 2019, thereby reducing the unbilled license revenue balance to zero; (ii) uncharged license fees under current liabilities of $1.0 million reflecting the corresponding  future payable related to AstraZeneca, in accordance with our termination agreement with AstraZeneca,  which, upon KKC achieving the milestone, was reclassified to accounts payable during the three months ended March 31, 2019, and subsequently paid to AstraZeneca during the three months ended June 30, 2019; and (iii) a related decrease in its accumulated deficit of approximately $4.0 million as the new standard permitted revenue from certain milestones to be recognized earlier and also contained different recognition criteria related to milestones than under the previous standard, ASC 605.

Cost of Revenue

Cost of revenue currently represents payments due to AstraZeneca, who under the terms of a termination agreement entered into in 2015 are entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the revenue that generates our liability for these license payments. To date in aggregate, we have recognized $9.9 million of the $75.0 million, recorded as cost of revenue comprising (i) $6.0 million and $2.4 million related to the KKC Agreement and Fosun Agreement, respectively, recorded in 2017 (ii) $0.5 million related to the Knight Agreement recorded in 2018 and (iii) $1.0 million related to the KKC Agreement associated with a milestone that KKC achieved in February 2019 for which we previously recorded uncharged license fees under current liabilities in the period ended March 31, 2018. Upon  KKC’s achievement of the milestone in February 2019, the $1.0 million balance related to uncharged license fees that we owed to AstraZeneca was reclassified to accounts payable and paid to AstraZeneca during the three months ended June 30, 2019, resulting in a zero balance in uncharged license fees.

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

Provision for Income Taxes

The provision for income taxes was not material for each of the three and six months ended June 30, 2019 and 2018.   We expect to generate a net loss for the year ending December 31, 2019. Our deferred tax assets continue to be fully offset by a valuation allowance.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2019 and 2018

Revenue

Revenue for the three and six months ended June 30, 2019, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Licensing revenue	$—	$—	$—	$2,320
Other revenue	18	30	18	30
Total revenues	18	30	18	2,350
Dollar change from prior year	(12)		(2,332)
Percent change from prior year	(40)%		(99)%

Revenue was $18,000 for the three months ended June 30, 2019, a decrease of $12,000, or 40%, compared to $30,000 for the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, we recognized revenue  related to the manufacturing supply of tenapanor and other materials delivered to KKC for its product development and clinical trials in Japan in accordance with our agreement with KKC.

Revenue was $18,000 for the six months ended June 30, 2019, a decrease of $2.3 million, or 99%, compared to $2.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2019 we recognized revenue of $18,000  related to the manufacturing supply of tenapanor and other materials delivered to KKC for its product development and clinical trials in Japan in accordance with our agreement with KKC. For the six months ended June 30, 2018 revenue was primarily from the licensing revenue of $2.3 million related to a license fee.

Cost of revenue

Cost of revenue for the three and six months ended June 30, 2019, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$—	$—	$—	$464
Dollar change from prior year	—		(464)
Percent change from prior year	*		(100)%

________________________________________

* not meaningful

Cost of revenue was negligible for each of the three months ended June 30, 2019 and 2018.

Cost of revenue was negligible for the six months ended June 30, 2019, a decrease of approximately $0.5 million, compared to $0.5 million for the six months ended June 30, 2018.  For the six months ended June 30, 2018, cost of revenue of $0.5 million was the fees paid to AstraZeneca pursuant to the AstraZeneca Termination Agreement, corresponding to the revenue realized.

Research and Development

Research and development expenses for the three and six months ended June 30, 2019, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$19,475	$16,046	$39,856	$29,396
Dollar change from prior year	3,429		10,460
Percent change from prior year	21%		36%

Research and development expenses were $19.4 million for the three months ended June 30, 2019, an increase of $3.4 million, or 21%, compared to $16.0 million for the three months ended June 30, 2018. The increase consisted of a $2.5 million increase in our external program costs and a $0.9 million increase in our internal program costs.

The increase in our external program costs of $2.5 million included a $6.0 million increase in expense primarily related to manufacturing of tenapanor and the continued clinical development of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, and a $0.6 million increase related to the RDX013 program, partially offset by an out-of-period adjustment that reduced clinical trial expenses by $4.1 million related to our tenapanor clinical trials.

The increase in our internal costs of $0.9 million was primarily due to an increase in headcount and related personnel costs and an increase in professional services partially offset by a decrease in stock-based compensation expenses.

Research and development expenses were $39.9 million for the six months ended June 30, 2019, an increase of $10.5 million, or 36%, compared to $29.4 million for the six months ended June 30, 2018. The increase consisted of a $9.2 million increase in our external program costs and a $1.3 million increase in our internal program costs.

The increase in our external program costs of $9.2 million included a $11.6 million increase in expense primarily related to manufacturing of tenapanor and the clinical development of tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, and a $1.2 million increase related to the RDX013 program, partially offset by an out-of-period adjustment that reduced clinical trial expenses by $3.6 million related to our tenapanor clinical trials.

The increase in our internal costs of $1.3 million was primarily due to an increase in headcount and related personnel costs and an increase in professional services, partially offset by a decrease in stock-based compensation expenses.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2019, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative	$5,371	$6,138	$10,488	$12,329
Dollar change from prior year	(767)		(1,841)
Percent change from prior year	(12)%		(15)%

General and administrative expenses were $5.4 million for the three months ended June 30, 2019, a decrease of $0.7 million, or 12%, compared to $6.1 million for the three months ended June 30, 2018. The decrease was primarily due to a decrease in professional services and a reduction in stock-based compensation costs partially offset by an increase in headcount and related personnel costs.

General and administrative expenses were $10.5 million for the six months ended June 30, 2019, a decrease of $1.8 million, or 15%, compared to $12.3 million for the six months ended June 30, 2018. The decrease was primarily due to a decrease in professional services and a reduction in stock-based compensation costs partially offset by an increase in headcount and related personnel costs.

Liquidity and Capital Resources

The following table displays a summary of our cash, cash equivalents and short-term investments as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$89,626	$78,768
Short-term investments	34,315	89,321
Total liquid funds	$123,941	$168,089

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

On August 9, 2018, we filed a prospectus supplement with the SEC pursuant to our previously filed shelf registration statement on Form S-3 (File No. 333-217441). The prospectus covers the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market” offerings pursuant to a Sales Agreement entered into with SVB Leerink (formerly known as Leerink Partners LLC), or Leerink, on August 9, 2018.  As of June 30, 2019, no shares have been offered or issued or sold against the Sales Agreement with Leerink.

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

We believe that our existing capital resources as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may be able to secure additional collaboration partnerships with third-parties to participate in the development and commercialization of our potential products, our future funding requirements will depend on many factors, including the following:

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

•	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital Ltd. and Western Alliance Bank during May 2018.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(44,733)	$(24,819)
Cash (used in) provided by investing activities	55,386	(62,176)
Cash provided by financing activities	205	103,363
Net increase (decrease) in cash and cash equivalents	$10,858	$16,368

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2019 was approximately $44.7 million. The net loss of $51.6 million was adjusted for (i) non-cash charges of $2.5 million related to depreciation, amortization, non-cash interest expense and change in derivative liabilities and $3.8 million for stock-based compensation, (ii) a decrease of $5.1 million in accounts receivable primarily related to the unbilled license revenue payment received from KKC upon its milestone achievement,  and (iii) a $3.2 million decrease in accrued and other liabilities primarily due to expenses for the clinical manufacturing, process development, and clinical development activities for tenapanor, and (iv) a $1.3 million decrease in accounts payable and accrued compensation and benefits primarily due to payment timing.

Net cash used in operating activities during the six months ended June 30, 2018 was approximately $24.8 million. The net loss of $39.3 million was adjusted for non-cash charges of $1.3 million related to depreciation, amortization and non-cash interest expense and $5.0 million for stock-based compensation, and an increase to cash of $8.2 million related to other working capital items associated with changes in our net operating assets and liabilities primarily related to a decrease of receivables related to the Fosun Agreement, offset by working capital related to clinical development and manufacturing of tenapanor.

Cash Flows from Investing Activities

Net cash provided by investing activities was $55.4 million for the six months ended June 30, 2019, primarily due to maturities of investments of $86.5 million offset by purchases of investments of $30.9 million and purchases of property and equipment of $0.2 million.

Net cash used in investing activities was $62.2 million for the six months ended June 30, 2018, primarily due to purchases of investments of $119.0 million offset by maturities of investments of $56.0 million and redemptions of investments of $0.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $0.2 million, primarily due to net proceeds of $0.2 million from issuance of common stock under the employee stock purchase plan, or ESPP, and exercise of options.

Net cash provided by financing activities for the six months ended June 30, 2018 was $103.4 million, primarily due to net proceeds of $53.8 million, after deducting the underwriting discounts and commissions and offering expenses from an underwritten public offering of our common stock in May 2018, net proceeds of $49.3 million, after deducting the closing fee, legal expenses and issuance cost from the term loan provided by Solar Capital Ltd. and Western Alliance Bank, and net proceeds of $0.3 million from issuance of common stock under ESPP.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk. The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily, Swiss francs and the euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities associated with a limited number of preclinical and clinical activities. During March 2019, we settled a forward currency exchange contract denominated in Swiss francs, that was not designated as a cash flow hedge, and was to secure a foreign currency exchange rate when a contract is executed involving payment in a foreign currency in order to minimize cash flow exposure to fluctuating exchange rates.

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

As of June 30, 2019, we had no open forward foreign currency exchange contracts.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month LIBOR plus 7.45% per annum.  A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.1 million as of June 30, 2019. We had $49.6 million aggregate principal amount of loan outstanding as of June 30, 2019.

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of June 30, 2019. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of June 30, 2019, our disclosure controls and procedures were not effective  due to the material weakness in internal control over financial reporting described below.

Changes in Internal Control Over Financial Reporting

Our management assessed our internal control over financial reporting as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective. Management and our independent registered public accounting firm identified a control deficiency that constitutes a material weakness.  The material weakness was due to a failure in the design and implementation of controls over the evaluation of the terms of our clinical trial contracts for inclusion into our clinical financial model which estimates clinical trial expenses. Specifically, we failed to properly interpret an expense in our clinical trial contracts which resulted in the over accrual of our clinical trial expenses.

A material weakness is a control deficiency, or a combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements or related disclosures will not be prevented or detected on a timely basis. Based on management’s assessment of those criteria, management has concluded that the design and operating effectiveness of our internal control over financial reporting was not effective as of June 30, 2019, based on the material weakness noted above.

We have developed a remediation plan to address the material weakness discussed above and to improve our internal control over financial reporting. The plan includes:

"

Designing and implementing an effective internal control related to internal communication and joint review between the clinical, legal and accounting groups in the establishment of new clinical financial models when clinical contracts are executed to ensure that clinical contracts are properly interpreted and that estimates of clinical expenses are based on appropriate drivers;

"

Enhancing the precision of an internal control related to the tracking of invoices and comparison to the clinical financial model to assure that clinical expenses within the clinical financial model are appropriately included and estimated; and

"

Implementing an ongoing review of the accrual models where assumptions and estimates built into the models are reassessed for reasonableness, considering any new information known as of that date that would challenge the initial considerations made when the model was set up.

There can be no assurance that the measures we take in response to the material weakness will be sufficient to remediate such material weakness or to avoid potential future material weakness or significant deficiencies.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2019, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of June 30, 2019, we had an accumulated deficit of $417.1 million.

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

We have no products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize tenapanor for one or more indications, either on our own, or with one or more collaboration partners. Even if we are successful in obtaining regulatory and marketing approval for tenapanor for the treatment of IBS-C, we may elect not to commercialize  tenapanor for such indication in the United States if we do not identify a collaboration partner, or are unable to negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor for IBS-C in the United States.  There can be no assurances that we will generate product revenue from sales of tenapanor for the treatment of IBS-C in the United States, either on our own, or with a collaboration partner.  We do not currently anticipate generating revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

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

•	obtaining market acceptance of tenapanor, if approved, as a viable treatment option for the indications for which it is approved and commercialized;
•	addressing any competing technological and market developments;
•	identifying, assessing, acquiring, in-licensing and/or developing new product candidates;
•	negotiating favorable terms in any collaboration partnership, licensing or other arrangements into which we may enter;
•

maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and

•	attracting, hiring, and retaining qualified personnel.

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, our decision whether or not to commercialize tenapanor for the IBS-C indication in the United States, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See NOTE 12. COLLABORATION AND LICENSING AGREEMENTS for details on our obligations to AstraZeneca. If the number of patients suitable for tenapanor is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

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

•

the ability of the third-party manufacturers we contract with to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been fully demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP, requirements;

•

whether the FDA or foreign regulatory authorities require us or our collaboration partners to conduct clinical trials in addition to those anticipated prior to approval to market tenapanor, which could delay the commercialization of tenapanor;

•

whether or not the content of the label approved by the FDA or foreign regulatory authorities may materially and adversely impact our ability, or the ability of our collaboration partners to commercialize the product for the approved indication, or for any other indication;

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

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. While tenapanor met the primary endpoint in two Phase 3 clinical studies evaluating tenapanor for the treatment of patients with IBS-C, there can be no assurance that we will receive marketing authorization from FDA. Similarly, although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis, there can be no assurances that the second Phase 3 trial or any additional trials of tenapanor in this indication will achieve the primary endpoint.  There can be no assurances that we will receive regulatory approval to market tenapanor for the treatment of hyperphosphatemia in ESRD patients on dialysis, either as monotherapy or as adjuvant therapy with phosphate binders. Further, it may not be possible or practicable to demonstrate, or if approved, to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor, if approved. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in completing the development of, obtaining approval for, and commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome and the results of earlier studies and trials may not be predictive of future trial results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. We are currently conducting the PHREEDOM trial, our second Phase 3 clinical trial for tenapanor as monotherapy for the treatment of hyperphosphatemia in ESRD patients on dialysis, as well the AMPLIFY trial, a Phase 3 clinical trials evaluating tenapanor’s efficacy in combination with phosphate binders for hyperphosphatemia in ESRD patients who are on dialysis. Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in ESRD patients on dialysis, there can be no assurances that the second Phase 3 trial results or any additional trial results of tenapanor in that indication will show the desired safety and efficacy. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our Phase 3 clinical development program for tenapanor for the treatment of hyperphosphatemia is completed, and despite the completion of our Phase 3 program for tenapanor for IBS-C, the results for indications sought may not be sufficient to obtain the desired regulatory approval for tenapanor, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product for the approved indication.

Furthermore, we could encounter delays if our ongoing clinical trials are suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

There is increased uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the treatment of hyperphosphatemia in ESRD patients. In July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of ESRD patients as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extended this implementation date to January 1, 2024. Additionally, section 204 of the Stephen Beck, Jr., Achieving a Better Life Experience Act of 2014, or ABLE, provides that payment for oral-only ESRD drugs cannot be made under the ESRD Prospective Payment System prior to January 1, 2025. As a result, absent further legislation on this matter, beginning in 2025, oral-only ESRD-related drugs may be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact that bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor, if approved. We may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production are higher than levels necessary for an appropriate gross margin after payment of all discounts, rebates and chargebacks.

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

The hydrochloride form of sevelamer, Renagel, was launched in the United States by Genzyme Corporation in 1998 prior to its acquisition by Sanofi, and the carbonate form, Renvela, was launched in 2008. Sanofi booked €411 million ($470 million) in worldwide sales of sevelamer during 2018 and €145 million ($162 million) in the first half of 2019. Generic sevelamer carbonate has been approved in certain jurisdictions in Europe since 2015 and in the U.S. market since June 2017. In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

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

We are aware of four prescription products marketed for certain patients with IBS-C, including Linzess (linaclotide), Amitiza (lubiprostone), Trulance (plecanatide) and Zelnorm (tegaserod maleate).

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

While we have continued to work to optimize our management composition, personnel and systems to support our current activities for future growth, these resources may not be adequate for this purpose. Our need to effectively execute our business strategy requires that we:

•

manage our clinical trials effectively, including the Phase 3 trial of tenapanor and the clinical trials evaluating tenapanor as adjuvant therapy to, and in combination with, phosphate binders, all  of which are being conducted at multiple trial sites;

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2019. If we fail to remediate this weakness and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us and could have a material adverse effect on the price of our common stock.

In accordance with Section 404, management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019 and based on our management’s assessment using criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was not effective as of June 30, 2019. Management and our independent registered public accounting firm identified a control deficiency that constitutes a material weakness. The material weakness was due to a failure in the design and implementation of controls over the evaluation of the terms of our clinical trial contracts for inclusion into our clinical financial model which estimates clinical trial expenses. Specifically, we failed to properly interpret an expense in our clinical trial contracts which resulted in the over accrual of our clinical trial expenses.

We have developed a remediation plan for this material weakness. While we intend to implement this plan to remediate the material weakness, we have not completed the implementation of this plan, and we can give no assurance that our current and planned implementation will remediate this deficiency in our internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on the trading price of our common stock.

We have formed in the past, and may form in the future, collaboration partnerships, joint ventures and/or licensing arrangements, and we may not realize the benefits of such collaborations.

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we currently expect to form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin Co., Ltd., formerly known as, Kyowa Hakko Kirin Co., Ltd for commercialization of tenapanor for hyperphosphatemia in Japan, with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories, and in Canada with Knight Therapeutics Inc. for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish a collaboration partnership for tenapanor for IBS-C commercialization in the United States or for any future product candidates and programs on terms that are acceptable to us, or at all. With respect to tenapanor for IBS-C in the United States, this may be because third parties may not view tenapanor for the treatment of IBS-C as having sufficient potential to be successfully commercialized.  Additionally, despite third party interest in the commercialization of tenapanor for IBS-C in the United States, we may decide that it is not in the best interests of the Company to enter into such a collaboration partnership. If we are unable to establish a collaboration partnership for the commercialization of IBS-C in the United States under acceptable terms, the commercialization of tenapanor for IBS-C, if approved, could be materially and adversely impacted, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, we may not be successful in our efforts to establish collaboration partnerships for our other product candidates because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view such other product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any of our collaboration partners is permitted to market any drug product in the United States until we receive marketing approval from the FDA. In September 2018, we submitted our first NDA to the FDA seeking marketing approval for tenapanor for IBS-C, and in February 2019, Knight, our collaboration partner in Canada, submitted a New Drug Submission, or NDS, seeking approval by Health Canada to market tenapanor for IBS-C in Canada. The NDS was accepted for review in June 2019.  Neither we, nor our collaboration partners, have submitted any other applications or obtained marketing approval for any of our product candidates. Obtaining regulatory approval of a NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

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

•	announcements relating to our current or future collaboration partnerships;
•	announcements of therapeutic innovations or new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our product label, our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to our product candidates;
•	the success of our testing and clinical trials;
•

failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates, including the ongoing Phase 3 clinical trials for tenapanor for hyperphosphatemia;

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

Based on the number of shares outstanding as of June 30, 2019, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 30.1% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of June 30, 2019, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund associated with one of our directors, collectively beneficially owned approximately 26.1% of our common stock, including shares that NEA has the right to acquire within 60 days of June 30, 2019 upon exercise of warrants held by NEA.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2019, we had 62,800,869 shares of common stock outstanding. Of those shares, approximately 16.0 million were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

As of June 30, 2019, approximately 0.9 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 7.4  million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of June 30, 2019, approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following financial statements, formatted in XBRL: (i) Condensed Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 9, 2019	By:	/s/ Mark Kaufmann
Mark Kaufmann
Chief Financial Officer
(Principal Financial and Accounting Officer)