Form 10-Q
period 2019-09-30
ARDELYX, INC.
filed 2019-11-06
CIK 1437402

IncreaseDecreaseInContractWithCustomerLiability

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of November 1, 2019, was 62,908,080.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$92,673	$78,768
Short-term investments	10,870	89,321
Accounts receivable	2,699	85
Unbilled license revenue	—	5,000
Prepaid expenses and other current assets	4,592	3,197
Total current assets	110,834	176,371
Property and equipment, net	3,943	5,611
Right-of-use assets	4,453	—
Other assets	180	1,350
Total assets	$119,410	$183,332
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,689	$1,148
Accrued compensation and benefits	2,804	2,723
Uncharged license fees	—	1,000
Current portion of operating lease liability	2,504	—
Accrued and other liabilities	9,682	12,857
Total current liabilities	17,679	17,728
Operating lease liability, net of current portion	2,770	—
Loan payable, long term	49,803	49,209
Other long-term liabilities	—	582
Total liabilities	70,252	67,519
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 62,883,080 and 62,516,627 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	6	6
Additional paid-in capital	489,810	481,357
Accumulated deficit	(440,662)	(365,512)
Accumulated other comprehensive income (loss)	4	(38)
Total stockholders’ equity	49,158	115,813
Total liabilities and stockholders’ equity	$119,410	$183,332

(1)	Derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Licensing revenue	$3,000	$—	$3,000	$2,320
Other revenue	13	172	31	202
Total revenues	3,013	172	3,031	2,522
Cost of revenue	600	2	600	466
Gross profit	2,413	170	2,431	2,056
Operating expenses:
Research and development	$17,580	$17,941	$57,436	$47,337
General and administrative	6,922	5,961	17,410	18,290
Total operating expenses	24,502	23,902	74,846	65,627
Loss from operations	(22,089)	(23,732)	(72,415)	(63,571)
Interest expense	(1,443)	(1,404)	(4,328)	(2,096)
Other income (expense), net	294	1,010	1,896	2,237
Loss before provision for income taxes	(23,238)	(24,126)	(74,847)	(63,430)
Provision for income taxes	301	—	303	6
Net loss	$(23,539)	$(24,126)	$(75,150)	$(63,436)
Net loss per common share, basic and diluted	$(0.37)	$(0.39)	$(1.20)	$(1.17)
Shares used in computing net loss per share - basic and diluted	62,828,513	62,071,397	62,676,591	54,204,907
Comprehensive loss:
Net loss	(23,539)	(24,126)	$(75,150)	$(63,436)
Unrealized (loss) gain on available-for-sale securities, net of tax	(12)	19	42	30
Comprehensive loss	$(23,551)	$(24,107)	$(75,108)	$(63,406)

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months ended September 30, 2019

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Three Months Ended September 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2019	62,800,869	$6	$485,718	$(417,123)	$16	$68,617
Issuance of common stock under employee stock purchase plan	77,698	—	200	—	—	200
Issuance of common stock upon exercise of options	4,513	—	13	—	—	13
Stock-based compensation	—	—	3,879	—		3,879
Other comprehensive loss	—	—	—	—	(12)	(12)
Net loss	—	—	—	(23,539)	—	(23,539)
Balance as of September 30, 2019	62,883,080	$6	$489,810	$(440,662)	$4	$49,158

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Nine Months Ended September 30, 2019	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2018	62,516,627	$6	$481,357	$(365,512)	$(38)	$115,813
Issuance of common stock under employee stock purchase plan	160,744	—	397	—	—	397
Issuance of common stock for services	113,136	—	311	—	—	311
Issuance of common stock upon exercise of options	6,964	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units	85,609	—	—	—	—	—
Stock-based compensation	—	—	7,724	—	—	7,724
Other comprehensive income	—	—	—	—	42	42
Net loss	—	—	—	(75,150)	—	(75,150)
Balance as of September 30, 2019	62,883,080	$6	$489,810	$(440,662)	$4	$49,158

See accompanying notes to Condensed Consolidated Financial Statements

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months ended September 30, 2018

(in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Three Months Ended September 30, 2018	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2018	62,053,751	$6	$476,968	$(313,524)	$(36)	$163,414
Issuance of common stock under employee stock purchase plan	52,370	—	193	—	—	193
Stock-based compensation	—	—	1,948	—	—	1,948
Other comprehensive income	—	—	—	—	19	19
Net loss	—	—	—	(24,126)	—	(24,126)
Balance as of September 30, 2018	62,106,121	$6	$479,109	$(337,650)	$(17)	$141,448

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
Nine Months Ended September 30, 2018	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2017	47,534,979	$5	$417,568	$(278,214)	$(47)	$139,312
Issuance of common stock under employee stock purchase plan	120,959	0	492	—	—	492
Issuance of common stock for services	75,183	—	304	—	—	304
Stock-based compensation	—	—	6,976	—	—	6,976
Other comprehensive income	—	—	—	—	30	30
Issuance of common stock upon underwritten public offering	14,375,000	1	53,769	—	—	53,770
Adoption of ASU No. 2014-09 on January 1, 2018	—	—	—	4,000	—	4,000
Net loss	—	—	—	(63,436)	—	(63,436)
Balance as of September 30, 2018	62,106,121	$6	$479,109	$(337,650)	$(17)	$141,448

See accompanying notes to Condensed Consolidated Financial Statements

ARDELYX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(75,150)	$(63,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,993	2,005
Amortization of deferred financing costs	550	144
Amortization of deferred compensation for services	231	177
Amortization of premium on investment securities	(666)	(708)
Non-cash lease expense	1,356	—
Stock-based compensation	7,724	6,976
Change in derivative liabilities	246	56
Non-cash interest associated with debt discount accretion	353	164
Changes in operating assets and liabilities:
Accounts receivable and unbilled license revenue	2,386	10,629
Prepaid expenses and other assets	(454)	(3,908)
Accounts payable	541	(1,609)
Accrued compensation and benefits	81	(923)
Lease liabilities	(1,301)	—
Accrued and other liabilities	(3,237)	(1,405)
Net cash used in operating activities	(65,347)	(51,838)
Investing activities
Proceeds from maturities of investments	114,484	95,450
Sales and redemptions of investments	1,000	850
Purchases of investments	(36,325)	(148,360)
Purchases of property and equipment	(325)	(24)
Net cash provided by (used in) investing activities	78,834	(52,084)
Financing activities
Proceeds from loan payable, net of issuance costs	—	49,292
Proceeds from underwritten public offering, net of issuance costs	—	53,770
Issuance of common stock upon exercise of options	21	—
Proceeds from issuance of common stock under stock plans	397	492
Net cash provided by financing activities	418	103,554
Net increase (decrease) in cash and cash equivalents	13,905	(368)
Cash and cash equivalents at beginning of period	78,768	75,383
Cash and cash equivalents at end of period	$92,673	$75,015
Supplementary disclosure of non-cash financing information:
Issuance of derivative in connection with issuance of loan payable	$—	$546

See accompanying notes to Condensed Consolidated Financial Statements.

ARDELYX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc. (the “Company,” “we,” “us” or “our”) is a specialized biopharmaceutical company focused on developing first-in-class medicines to improve treatment choices for people with cardiorenal diseases. Tenapanor, a first-in-class inhibitor of NHE3, is being evaluated in a Phase 3 clinical program, including, the PHREEDOM trial, a second Phase 3 clinical trial evaluating tenapanor as a monotherapy treatment for hyperphosphatemia in patients with chronic kidney disease, or CKD, who are on dialysis.  On September 3, 2019, the Company reported positive results from the AMPLIFY trial, a Phase 3 study of tenapanor in combination with phosphate binders in patients with CKD on dialysis whose hyperphosphatemia was not previously controlled with binders alone.  On September 12, 2019, the Company announced that the U.S. Food and Drug Administration, or FDA, approved IBSRELA (tenapanor), a 50 mg, twice daily oral pill for the treatment of irritable bowel syndrome with constipation, or IBS-C, in adults. The Company intends to find a collaboration partner to commercialize IBSRELA in the United States. The Company is also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia.

The Company operates in only one business segment, which is the development of biopharmaceutical products.

Basis of Presentation

These unaudited condensed consolidated financial statements and the related footnote information of the Company have been prepared pursuant to the requirements of the Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the accompanying interim unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The results for the three and nine months ended September 30, 2019, are not necessarily indicative of results to be expected for the entire year ending December 31, 2019, or future operating periods.

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

Prior Period Errors

During the second quarter of 2019, errors were identified in our consolidated financial statements for the quarter ended March 31, 2019, for year ended December 31, 2018 and for each of the quarterly periods ended March 31, 2018, June 30, 2018 and September 30, 2018. The errors were related to the accounting for clinical trial accruals and resulted in an overstatement of research and development expenses during these periods. Research and development expenses were overstated by $0.2 million, $0.9 million, $1.1 million, $1.4 million and $0.5 million for the three-month periods ended March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019, respectively. As of December 31, 2018, accrued and other liabilities was overstated by $3.6 million.

The Company analyzed the potential impact of these errors and concluded that while the accumulated errors were significant to the results for the three months ended June 30, 2019, a correction of the errors would not be material to any individual prior period, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In accordance with the authoritative guidance, management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, the Company concluded that correcting the cumulative errors for the year ended December 31, 2018 is expected to be immaterial to the currently estimated full year results for 2019 and a correction of the errors would not have a material impact on the periods ended March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019 or affect the trend of financial results. Accordingly, during the second quarter of 2019, the Company reduced accrued and other liabilities by $4.1 million and recorded a cumulative adjustment of $4.1 million in the condensed consolidated statement of operations to reduce research and development expenses.

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

Derivatives and Hedging Activities

The Company accounts for its derivative instruments as either assets or liabilities on the condensed balance sheet and measures them at fair value. Derivatives are adjusted to fair value through other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

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

As a result of adopting Topic 842 on January 1, 2019, the following financial statement line items in the Company’s condensed balance sheet at September 30, 2019 and the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2019 were affected (in thousands):

	September 30, 2019
	As Reported under Topic 842	Under Topic 840	Effect of Change
Right-of-use assets	$4,453	—	$4,453
Current portion of operating lease liability	2,504	—	2,504
Operating lease liability, net of current portion	2,770	—	2,770
Accrued and other liabilities	9,682	9,989	(307)
Other long-term liabilities	$—	349	$(349)

	Nine Months Ended September 30, 2019
	As Reported under Topic 842	Under Topic 840	Effect of Change
Operating expenses:
General and administrative related to leases	$1,944	1,779	$165

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

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of September 30, 2019 and December 31, 2018, are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	September 30, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$3,595	—	—	$3,595
Money market funds	89,078	—	—	89,078
Total cash and cash equivalents	$92,673	$—	$—	$92,673
Short-term investments
Corporate bonds	3,324	1	—	3,325
Commercial paper	6,234	2	—	6,236
Asset-backed securities	1,308	1	—	1,309
Total short-term investments	$10,866	$4	$—	$10,870
Total cash equivalents and investments	$103,539	$4	$—	$103,543

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$3,733	$—	$—	$3,733
Money market funds	73,238	—	—	73,238
Commercial paper	1,797	—	—	1,797
Total cash equivalents and investments	$78,768	$—	$—	$78,768
Short-term investments
U.S. treasury securities	$3,996	—	—	$3,996
Corporate bonds	34,611	—	(21)	34,590
Commercial paper	41,371	—	(14)	41,357
Asset-backed securities	9,381	—	(3)	9,378
Total short-term investments	$89,359	$—	$(38)	$89,321
Total cash equivalents and investments	$168,127	$—	$(38)	$168,089

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

All available-for-sale securities held as of September 30, 2019, had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of September 30, 2019, no investment was in a continuous unrealized loss position for more than one year and the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$89,078	$89,078	$—	$—
Corporate bonds	3,325	—	3,325	—
Commercial paper	6,236	—	6,236	—
Asset-backed securities	1,309	—	1,309	—
Total	$99,948	$89,078	$10,870	$—

Liabilities:
Derivative liability for exit fee	$779	$—	$—	$779
Total	$779	$—	$—	$779

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$73,238	$73,238	$—	$—
U.S. treasury securities	3,996	3,996	—	—
Corporate bonds	34,590	—	34,590	—
Commercial paper	43,154	—	43,154	—
Asset-backed securities	9,378	—	9,378	—
Total	$164,356	$77,234	$87,122	$—

Liabilities:
Derivative liability for exit fee	$533	$—	$—	$533
Foreign currency derivative contracts	52	$—	$52	$—
Total	$585	$—	$52	$533

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

In May 2018, pursuant to the loan and security agreement with Solar Capital Ltd. and Western Alliance Bank (see “Note 6. Borrowings”), the Company entered into an Exit Fee Agreement under which the Company agreed to pay $1.5 million in cash, or the Exit Fee, upon any change of control transaction in respect of the Company or if the Company obtains both (i) FDA approval of tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C, which was obtained  on September 12, 2019 when the FDA approved IBSRELA (tenapanor), a 50 mg, twice daily oral pill for the treatment of IBS-C, in adults. Notwithstanding the prepayment or termination of the Term Loan, the Company’s obligation to pay the Exit Fee will expire May 16, 2028. The Company evaluated that the Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the Exit Fee is recorded as a derivative liability and included in accrued and other liabilities on the accompanying condensed balance sheets.  As of September 30, 2019, the estimated fair value of the Exit Fee was determined to be $779,000, an increase of $246,000 compared with $533,000, the estimated fair value as of December 31, 2018, primarily as a result of changes to the inputs in the calculation including the probability of success and the time value of money, which are presented as a component of change in derivative liabilities in the Company’s condensed consolidated statements of operations.

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

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income (expense), net, in the Company's condensed consolidated statements of operations and were as follows for the three and nine months ended September 30, 2019 (in thousands):

Estimated Fair Value
of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2018	$533
Change in estimated fair value of derivative liability for exit fee	246
Balance of Level 3 Liabilities at September 30, 2019	$779

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both September 30, 2019 and December 31, 2018, due to their short-term nature.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Exposure

The Company uses forward foreign currency exchange contracts to secure a foreign currency exchange rate when a contract is executed involving payment in a foreign currency in order to minimize cash flow exposure to fluctuating exchange rates. Such exposure results from portions of the Company’s forecasted cash outflows being denominated in currencies other than the U.S. dollar, primarily the Swiss franc. The derivative instruments the Company uses to hedge this exposure are not designated as cash flow hedges, and as a result, changes in their fair value are recorded in other income (expense), net, on the Company's condensed consolidated statements of operations and comprehensive loss. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates, and take into consideration the current creditworthiness of the counterparties.

In March 2019, the Company settled its forward foreign currency exchange contract in the aggregate notional amount of Swiss francs 3.3 million. As of September 30, 2019, the Company has no open forward foreign currency exchange contracts. The net loss associated with the Company's derivative instruments of zero and $60,558 for the three and nine months ended September 30, 2019, respectively, is recognized in other income (expense), net, on the condensed consolidated statement of operations and comprehensive loss.  The net loss related to such derivative instruments was $45,566 for each of the three and nine months ended September 30, 2018.

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

Borrowings under the Term Loan bear interest at a floating per annum rate equal to 7.45% plus the one-month LIBOR.  The Company is permitted to make interest-only payments on the Term Loan through December 1, 2020 if the Company achieves its primary endpoint in the Phase 3 study of tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, prior to June 1, 2020; otherwise, the Company is permitted to make interest-only payments on the Term Loan only through June 1, 2020.  Accordingly, beginning on either June 1, 2020 or December 1, 2020, as applicable, through the maturity date, the Company will be required to make monthly payments of interest plus repayment of the Term Loan in consecutive equal monthly installments of principal.  The Company paid a closing fee of 1% of the Term Loan, or $0.5 million, upon the closing of the Term Loan. The Company is obligated to pay a final fee equal to 3.95% of the Term Loan upon the earliest to occur of the maturity date, the acceleration of the Term Loan, the prepayment or repayment of the Term Loan or the termination of the Loan Agreement.  The Company may voluntarily prepay the outstanding Term Loan, subject to a prepayment premium of (i) 3% of the principal amount of the Term Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date.  The Term Loan is secured by substantially all the Company’s assets, except for the Company’s intellectual property and certain other customary exclusions.  Additionally, in connection with the Term Loan, the Company entered into an Exit Fee Agreement, whereby the Company agreed to pay an exit fee in the amount of 3% of the Term Loan, or the Exit Fee, upon any change of control transaction in respect of the Company or if the Company obtains both (i) FDA approval of tenapanor in the treatment of hyperphosphatemia in CKD patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C, which was obtained on September 12, 2019 when the FDA approved IBSRELA (tenapanor), a 50 mg, twice daily oral pill for the treatment of IBS-C, in adults. Notwithstanding the prepayment or termination of the Term Loan, the obligation to pay the Exit Fee will expire 10 years from the Closing Date.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. Additionally, if the Company elects to enter into an exclusive license agreement for the use of its intellectual property in the United States (other than for tenapanor for hyperphosphatemia or for the Company’s FXR and TGR5 agonist programs) and has not obtained the written consent of the Lenders to enter into such license agreement, the Company has agreed to maintain unrestricted cash and cash equivalents of at least $50.0 million, until the Company achieves its primary endpoint in the second Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis. As of September 30, 2019, the Company was in compliance with all of the covenants set forth in the Loan Agreement.

In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including its cash.  Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. As of September 30, 2019, to the Company’s knowledge, there were no facts or circumstances in existence giving rise to an event of default.

As of September 30, 2019, assuming the principal payments start on December 1, 2020, the Company’s future debt payment obligations towards the principal and final fee, excluding interest payments and exit fee, for the respective fiscal years are as follows (in thousands):

2019	$—
2020	2,083
2021	25,000
2022	24,892
Total principal and final fee payments	51,975
Less: Unamortized discount and debt issuance costs	(827)
Less: Unaccreted value of final fee	(1,345)
Loan payable, long term	$49,803

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

The Company obtained the right of use of office space located in Fremont, CA under a lease agreement entered into in September 2008, which was most recently amended in April 2016. The office space consists of 72,500 square feet, that includes an additional 10,716 square feet added in September 2019, with the entire lease terminating on September 10, 2021. The Company has an option to extend the term by five years as to the entire premises, by giving written notice of its election to exercise such option at least twelve months but not more than eighteen months prior to the end of the expiration of the lease term. This option to extend the lease term by five years has not been included in the calculation since currently the exercise of the option is uncertain and therefore deemed not probable. The Company also obtained the right of use of 3,250 square feet of office space located in Waltham, MA in October 2018 that terminates on September 30, 2021.

All of the Company’s leases are operating leases.  Certain of the leases have both lease and non-lease components.  The Company has elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets. As of September 30, 2019, the weighted average discount rate used for the calculations was 12.99% and the weighted average remaining lease term was 2.0 years.

The following table provides additional details of the leases presented in the balance sheets (in thousands except remaining life and discount rate):

	September 30, 2019
Facilities
Right of use assets	$4,453

Current portion of lease liabilities	2,504
Operating lease liability, net of current portion	2,770
Total liabilities	$5,274

Weighted-average remaining life	2.0	years
Weighted-average discount rate	12.99%

The lease costs, which are included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Facilities
Operating lease cost	$648	$1,944
Cash paid for operating lease	660	1,890

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of September 30, 2019 (in thousands):

Ending September 30,
2019 (remaining three months)	$755
2020	3,065
2021	2,183
Thereafter	—
Total lease payments	6,003
Imputed interest	(729)
Total lease liabilities	$5,274

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

NOTE 9. STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized for stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PRSUs, and the Company’s employee stock purchase program, or ESPP, in the Company’s statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Research and development	$1,670	$880	$3,197	$2,770
General and administrative	2,209	1,068	4,527	4,206
Total	$3,879	$1,948	$7,724	$6,976

At September 30, 2019, the Company had total unrecognized stock-based compensation expense, net of estimated forfeitures, of the following:

	At September 30, 2019
	Unrecognized Compensation Expense	Average Vesting Period
	($ thousands)	(Years)
Stock options grants	$9,677	2.6
RSU grants	—	—
PRSU grants	1,391	0.9
ESPP	132	0.4

Option Exercises

For the three and nine months ended September 30, 2019, options were exercised to purchase 4,513 and 6,964 shares, respectively, of the Company's common stock, with $13,000 and $21,000 net proceeds, respectively, to the Company in the three and nine months ended September 30, 2019.  For each of the three and nine months ended September 30, 2018, zero options were exercised to purchase shares of the Company's common stock, with zero net proceeds to the Company.

Restricted Stock Units

In July 2018, the Company granted 903,374 PRSUs to its employees that vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company through the achievement date. At September 30, 2019, 850,309 of these PRSUs were outstanding. Based on the evaluation of the performance conditions at September 30, 2019, the Company concluded that the PRSU assumptions are probable and recorded a one-time catch-up of stock-based compensation expense of $2.1 million for each of the three and nine months ended September 30, 2019.  Stock-based compensation expense recorded related to these PRSUs were zero for the three and nine months ended September 30, 2018. The related compensation cost was recognized as an expense over the estimated vesting period ratably when achievement of the milestone was considered probable. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted.

For the three and nine months ended September 30, 2019, the Company issued zero and  85,609 shares of its common stock upon vesting of the time-based RSUs to its employees.  No PRSUs were issued for the three and nine months ended September 30, 2019.  For each of the three and nine months ended September 30, 2018, the Company issued zero shares of its common stock upon vesting of RSUs or PRSUs to its employees.

Employee Stock Purchase Plan

In August 2019, the Company sold 77,698 shares of its common stock under the ESPP. The shares were purchased by employees at a purchase price of $2.58 per share with proceeds to the Company of approximately $0.2 million.  In February 2019, the Company sold 83,046 shares of its common stock under the ESPP. The shares were purchased by employees at a purchase price of $2.39 per share with proceeds to the Company of approximately $0.2 million.

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

Issuance of Common Stock for Services

For the three and nine months ended September 30, 2019, the Company issued zero and 113,136 shares of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s

Amended and Restated Non-Employee Director Compensation Program. The shares issued were valued at $0.3 million based on the fair value of the common stock on the date of grant. For the three and nine months ended September 30, 2018, the Company issued zero and 75,183 shares of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Amended and Restated Non-Employee Director Compensation Program. The shares issued were valued at $0.3 million based on the fair value of the common stock on the date of grant.

NOTE 10. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three and nine months ended September 30, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(23,539)	$(24,126)	$(75,150)	$(63,436)
Denominator:
Weighted average common shares outstanding - basic and diluted	62,828,513	62,071,397	62,676,591	54,204,907
Net loss per share - basic and diluted	$(0.37)	$(0.39)	$(1.20)	$(1.17)

For the three and nine months ended September 30, 2019, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 10.5 million and 10.2 million, respectively.

For the three and nine months ended September 30, 2018, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 8.3 million and 8.1 million, respectively.

NOTE 11. ACCRUED AND OTHER LIABILITIES

Accrued liabilities and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued clinical and non-clinical expenses	$6,504	$9,790
Accrued contract manufacturing expenses	1,627	1,971
Derivative liability for exit fee	779	533
Accrued professional and consulting services	602	112
Foreign currency derivative contract	—	52
Other	170	399
	$9,682	$12,857

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

In addition to the up-front license fee received of $30.0 million, the Company may be entitled to receive up to $55.0 million in total development milestones, of which $5.0 million has been received to date, and 8.5 billion yen in commercialization milestones, worth up to $78.5 million at the currency exchange rate on September 30, 2019, as well as reimbursement of cost, plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2019.

For the three and nine months ended September 30, 2019, $13,000 and $31,000 of other revenue was recorded, and for each of the three and nine months ended September 30, 2018, $0.2 million of other revenue was recorded. For both periods the other revenue recorded was for manufacturing supply of tenapanor and other materials delivered to KKC for its product development and clinical trials in Japan, in accordance with the Company’s agreement with KKC.

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

In addition, the Company may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2019.

For each of the three and nine months ended September 30, 2019,  $3.0 million revenue was recorded related to the Fosun Agreement upon the achievement of a development milestone pursuant to the agreement. In October 2019, the Company received corresponding payment of $2.7 million, net of $0.3 million withholding tax.  For each of the three and nine months ended September 30, 2018,  no revenue was recorded related to the Fosun Agreement.

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

Under the terms of the agreement, the Company is eligible to receive up to CAD 25 million in total payments, worth up to $18.9 million at the currency exchange rate on September 30, 2019, including an up-front payment and development and sales milestones, reimbursement of supply costs on a schedule specifying cost per tablet, with a reasonable mark up for overhead, as well as tiered royalty rates on net sales ranging from the mid-single digits to the low twenties. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2019.

For each of the three and nine months ended September 30, 2019, no revenue was recorded related to the Knight Agreement. For the three and nine months ended September 30, 2018, zero and $2.3 million of revenue, respectively, was recorded related to the Knight Agreement, and zero and $0.5 million of cost of revenue, respectively, was recorded pursuant to the AstraZeneca Termination Agreement.

AstraZeneca

In June 2015, the Company entered into a termination agreement with AstraZeneca, or the AstraZeneca Termination Agreement, pursuant to which the Company remains liable to pay AstraZeneca fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). To date in aggregate, the Company has recognized $10.5 million of the $75.0 million, recorded as cost of revenue, as follows:

	Cost of Revenue
	Recognized	Amount Paid
	(in million)
Year 2017	$8.4	$6.0
Year 2018	0.5	2.9
Year 2019
First Quarter	1.0	—
Second Quarter	—	1.0
Third Quarter	0.6	—
Total	$10.5	$9.9
Maximum payment per termination agreement		75.0
Remaining balance		$65.1

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

About Ardelyx

We are a biopharmaceutical company focused on developing first-in-class medicines to improve treatment choices for people with cardiorenal diseases. This includes patients with chronic kidney disease, or CKD, suffering from elevated serum phosphorus, or hyperphosphatemia; and patients with CKD and/or heart failure patients with elevated serum potassium, or hyperkalemia.

Our portfolio is led by the development of tenapanor, a first-in-class inhibitor of NHE3. In our cardiorenal pipeline, tenapanor is being evaluated in a second Phase 3 clinical trial, the PHREEDOM trial, evaluating tenapanor as a monotherapy treatment for hyperphosphatemia in patients with CKD who are on dialysis, with topline results expected in the fourth quarter of 2019. This trial follows a successful first Phase 3 clinical trial completed in 2017, which achieved statistical significance for the primary endpoint. Tenapanor, if successfully developed and approved, would be the first therapy for phosphate management that is not a phosphate binder. In September 2019, we reported positive results from the AMPLIFY trial, a Phase 3 clinical trial evaluating tenapanor’s efficacy in combination with phosphate binders. Based on results from the AMPLIFY trial, tenapanor is the only phosphate lowering therapy that has been shown to be effective at lowering serum phosphorus in combination with phosphate binders in a clinical trial.  We are also conducting a long-term, open-label Phase 4 study, called NORMALIZE, to evaluate the ability of tenapanor alone or in combination with sevelamer to achieve serum phosphorus concentrations towards the normal range in patients with CKD who are on dialysis.

We are also advancing our small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking common blood pressure medications known as RAAS inhibitors, which inhibit the renin-angiotensin-aldosterone system. Similar to our non-binder approach to lowering hyperphosphatemia with tenapanor, the goal of our RDX013 program is to lower elevated potassium with a much lower pill burden than potassium binders and to potentially provide advantages as a stand-alone agent or in combination with potassium binders.

In addition to the development of tenapanor for the treatment of hyperphosphatemia for CKD patients on dialysis, we have developed tenapanor for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C. On September 12, 2019, the FDA approved IBSRELA (tenapanor), a 50 mg, twice daily oral pill for the treatment of IBS-C in adults.  Although we received FDA approval for our NDA for tenapanor for the treatment of IBS-C in September 2019, we do not currently expect to commercialize tenapanor for IBS-C ourselves in the United States, and have not entered into a collaboration partnership for such commercialization.

We have developed a proprietary drug discovery and design platform to discover targets found in the GI tract that regulate processes in the body and design products candidates that act upon those targets to take advantage of the gut’s ability to communicate with other organs.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales.  As of September 30, 2019, we had an accumulated deficit of $440.7 million.

We expect to incur operating losses for the foreseeable future as a result of costs associated with the following activities:  our continued development of tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, including costs associated with the on-going Phase 3, PHREEDOM clinical trial;  the preparation of the NDA to seek marketing approval for tenapanor for the treatment of hyperphosphatemia in patients with CKD on dialysis; our preparations for the commercialization of tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis; the performance of certain activities required as a result of our NDA approval of tenapanor for IBS-C, including costs associated with conducting the pediatric clinical trials for IBS-C; and the advancement of our research programs into the preclinical stage. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, and funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.

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

Cost of Revenue

Cost of revenue currently represents payments due to AstraZeneca, who under the terms of a termination agreement entered into in 2015 are entitled to (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the revenue that generates our liability for these license payments. To date in aggregate, we have recognized $10.5 million of the $75.0 million, recorded as cost of revenue. See details in NOTE 12. COLLABORATION AND LICENSING AGREEMENTS, under AstraZeneca.

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

We expect to continue to make substantial investments in research and development activities as we further progress the development of tenapanor, as well as our other product candidates, advance our research programs into the preclinical stage and continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time consuming. We may not succeed in achieving marketing approval for our other product candidates, including tenapanor for the treatment of hyperphosphatemia. Additionally, for the marketing approval received in the United States for tenapanor for the treatment of IBS-C, we may not be successful in securing one or more collaboration partners to commercialize tenapanor in the United States and other territories. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, market acceptance, sufficient third-party coverage or reimbursement, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability.

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

We anticipate that our general and administrative expenses will increase in the future primarily because of (i) increased pre-commercial activities, personnel costs and professional fees for services to support the potential launch and commercialization of tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis and (ii) expenses related to costs of operating as a public company primarily preparing for future integrated audits.

Provision for Income Taxes

The provision for income taxes was $0.3 million for each of the three and nine months ended September 30, 2019 towards withholding tax related to the Fosun agreement milestone payment.  The provision for income taxes was not material for each of the three and nine months ended September 30, 2018.  We expect to generate a net loss for the year ending December 31, 2019. Our deferred tax assets continue to be fully offset by a valuation allowance.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2019 and 2018

Revenue

Revenue for the three and nine months ended September 30, 2019, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Licensing revenue	$3,000	$—	$3,000	$2,320
Other revenue	13	172	31	202
Total revenues	3,013	172	3,031	2,522
Dollar change from prior year	2,841		509
Percent change from prior year	*		20%

________________________________________

* not meaningful

Revenue was $3.0 million for the three months ended September 30, 2019, an increase of $2.8 million compared to $0.2 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, we recognized $3.0 million revenue related to achievement of a milestone pursuant to the Fosun agreement and $13,000 revenue related to manufacturing supply of tenapanor and other materials delivered to KKC for its product development and clinical trials in Japan in accordance with our agreement with KKC.    For the three months ended September 30, 2018, we recognized revenue related to the manufacturing supply of tenapanor and other materials delivered to KKC.

Revenue was $3.0 million for the nine months ended September 30, 2019, an increase of $0.5 million, or 20%, compared to $2.5 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 we recognized $3.0 million revenue related to achievement of a milestone pursuant to the Fosun agreement and a $31,000 revenue related to the manufacturing supply of tenapanor and other materials delivered to KKC for its product development and clinical trials in Japan in accordance with our agreement with KKC. For the nine months ended September 30, 2018 revenue was from the licensing revenue of $2.3 million related to a license fee and $0.2 million related to the manufacturing supply of tenapanor and other materials delivered to KKC.

Cost of revenue

Cost of revenue for the three and nine months ended September 30, 2019, as compared to the same period in the prior year, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$600	$2	$600	$466
Dollar change from prior year	598		134
Percent change from prior year	*		29%

________________________________________

* not meaningful

Cost of revenue was $0.6 million for the three months ended September 30, 2019,  an increase of approximately $0.6 million compared to an insignificant amount for the three months ended September 30, 2018. For the three months ended September 30, 2019 cost of revenue relates to the fees owed to AstraZeneca pursuant to the AstraZeneca Termination Agreement, corresponding to the revenue realized.

Cost of revenue was $0.6 million for the nine months ended September 30, 2019, an increase of $0.1 million, compared to $0.5 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 cost of revenue relates to the fees owed to AstraZeneca pursuant to the AstraZeneca Termination Agreement, corresponding to the revenue realized. For the nine months ended September 30, 2018, cost of revenue of $0.5 million was the fees paid to AstraZeneca pursuant to the AstraZeneca Termination Agreement, corresponding to the revenue realized.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2019, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$17,580	$17,941	$57,436	$47,337
Dollar change from prior year	(361)		10,099
Percent change from prior year	(2)%		21%

Research and development expenses were $17.5 million for the three months ended September 30, 2019, a decrease of $0.4 million, or 2%, compared to $17.9 million for the three months ended September 30, 2018. The decrease consisted of a $1.8 million decrease in our external program costs offset by a $1.4 million increase in our internal program costs.

The decrease in our external program costs of $1.8 million included a $2.5 million decrease in expense primarily related to manufacturing of tenapanor and the continued clinical development of tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, partially offset by a $0.7 million increase related to the RDX013 program.

The increase in our internal costs of $1.4 million was primarily due to an increase in headcount and related personnel costs and an increase in stock-based compensation expenses partially offset by a decrease in professional services.

Research and development expenses were $57.4 million for the nine months ended September 30, 2019, an increase of $10.1 million, or 21%, compared to $47.3 million for the nine months ended September 30, 2018. The increase consisted of a $7.4 million increase in our external program costs and a $2.7 million increase in our internal program costs.

The increase in our external program costs of $7.4 million included a $9.0 million increase in expense primarily related to manufacturing of tenapanor and the clinical development of tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis and a $2.0 million increase related to the RDX013 program, partially offset by an out-of-period adjustment recorded during the second quarter of 2019 that reduced clinical trial expenses by $3.6 million related to our tenapanor clinical trials.

The increase in our internal costs of $2.7 million was primarily due to an increase in headcount and related personnel costs, an increase in stock-based compensation expenses and an increase in professional services.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2019, as compared to the same period in the prior year, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative	$6,922	$5,961	$17,410	$18,290
Dollar change from prior year	961		(880)
Percent change from prior year	16%		(5)%

General and administrative expenses were $6.9 million for the three months ended September 30, 2019, an increase of $0.9 million, or 16%, compared to $6.0 million for the three months ended September 30, 2018. The increase was primarily due to an increase in stock-based compensation costs and an increase in professional services, partially offset by a decrease in personnel costs related to a one-time severance payment during the three months ended September 30, 2018.

General and administrative expenses were $17.4 million for the nine months ended September 30, 2019, a decrease of $0.9 million, or 5%, compared to $18.3 million for the nine months ended September 30, 2018. The decrease was primarily due to a decrease in professional services, partially offset by an increase in stock-based compensation costs.

Liquidity and Capital Resources

The following table displays a summary of our cash, cash equivalents and short-term investments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$92,673	$78,768
Short-term investments	10,870	89,321
Total liquid funds	$103,543	$168,089

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

On August 9, 2018, we filed a prospectus supplement with the SEC pursuant to our previously filed shelf registration statement on Form S-3 (File No. 333-217441). The prospectus covers the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market” offerings pursuant to a Sales Agreement entered into with SVB Leerink (formerly known as Leerink Partners LLC), or Leerink, on August 9, 2018.  As of September 30, 2019, no shares have been offered or issued or sold against the Sales Agreement with Leerink.

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

We believe that our existing capital resources as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we may be able to secure additional collaboration partnerships with third-parties to participate in the development and commercialization of our potential products, our future funding requirements will depend on many factors, including the following:

•

the progress, timing, scope, results and costs of our clinical trial program evaluating tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, and if our clinical program is successful, the submission of an NDA with the FDA to request marketing authorization for tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, as well as our decision whether or not to pursue other indications for tenapanor;

•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•

our ability to successfully commercialize tenapanor, which has been approved by the FDA  for the treatment of patients with IBS-C, either alone or with one or more collaboration partners; and, our ability to successfully commercialize tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, if approved, either alone or with one or more collaboration partners;

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

•	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital Ltd. and Western Alliance Bank during May 2018.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(65,347)	$(51,838)
Cash (used in) provided by investing activities	78,834	(52,084)
Cash provided by financing activities	418	103,554
Net increase (decrease) in cash and cash equivalents	$13,905	$(368)

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2019 was approximately $65.3 million. The net loss of $75.2 million was adjusted for (i) non-cash charges of $4.1 million related to depreciation, non-cash lease expense, non-cash interest expense, amortization of financing costs and change in derivative liabilities, and $7.7 million for stock-based compensation that includes a one-time catch-up of $2.1 million expense, related to PRSUs for which the related performance conditions are concluded as probable in the third quarter of 2019, (ii) a decrease of $2.4 million in accounts receivable partially related to the unbilled license revenue payment received from KKC upon its milestone achievement, (iii) a $1.3 million decrease in lease liabilities, (iv) a $3.2 million decrease in accrued and other liabilities primarily due to expenses for the clinical manufacturing, process development, and clinical development activities for tenapanor, and (v) a $0.2 million increase in prepaid and other assets, accounts payable and accrued compensation and benefits primarily due to payment timing.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $78.8 million for the nine months ended September 30, 2019, primarily due to maturities of investments of $114.4 million and redemptions of investments of $1.0 million offset by purchases of investments of $36.3 million and purchases of property and equipment of $0.3 million.

Net cash used in investing activities was $52.1 million for the nine months ended September 30, 2018, primarily due to purchases of investments of $148.4 million offset by maturities of investments of $95.5 million and redemptions of investments of $0.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $0.4 million, primarily due to net proceeds of $0.4 million from issuance of common stock under the employee stock purchase plan, or ESPP, and exercise of options.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $103.6 million, primarily due to net proceeds of $53.8 million, after deducting the underwriting discounts and commissions and offering expenses from an underwritten public offering of our common stock in May 2018, net proceeds of $49.3 million, after deducting the closing fee, legal expenses and issuance cost from the term loan provided by Solar Capital Ltd. and Western Alliance Bank, and net proceeds of $0.5 million from issuance of common stock under ESPP.

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

As of September 30, 2019, we had no open forward foreign currency exchange contracts.

Interest Rate Risk. We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month LIBOR plus 7.45% per annum.  A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.1 million as of September 30, 2019. We had $49.8 million aggregate principal amount of loan outstanding as of September 30, 2019.

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

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of September 30, 2019. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as of such date. This conclusion was based on the material weakness in our internal control over financial reporting, identified as of June 30, 2019, described below.

Changes in Internal Control Over Financial Reporting

Our management assessed our internal control over financial reporting as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of September 30, 2019, our internal control over financial reporting were not effective. As of June 30, 2019, management and our independent registered public accounting firm had identified a control deficiency that constituted a material weakness. The material weakness was due to a failure in the design and implementation of controls over the evaluation of the terms of our clinical trial contracts for inclusion into our clinical financial model which estimates clinical trial expenses. Specifically, we had failed to properly interpret an expense in our clinical trial contracts which resulted in the over accrual of our clinical trial expenses.

A material weakness is a control deficiency, or a combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements or related disclosures will not be prevented or detected on a timely basis. Based on management’s assessment of those criteria, management has concluded that the design and operating effectiveness of our internal control over financial reporting was not effective as of September 30, 2019, based on the material weakness noted above.

Despite the existence of this material weakness, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows as of, and for the periods presented in this Quarterly Report on Form 10-Q.

During the third quarter of 2019, we have developed, implemented and executed a remediation plan to address the material weakness discussed above and to improve our internal control over financial reporting. The remediation plan is in progress and includes:

•

Designing and implementing an effective internal control related to internal communication and joint review between the clinical, legal and accounting groups in the establishment of new clinical financial models when clinical contracts are executed to ensure that clinical contracts are properly interpreted and that estimates of clinical expenses are based on appropriate drivers;

•

Enhancing the precision of an internal control related to the tracking of invoices and comparison to the clinical financial model to assure that clinical expenses within the clinical financial model are appropriately included and estimated; and

•

Implementing an ongoing review of the accrual models where assumptions and estimates built into the models are reassessed for reasonableness, considering any new information known as of that date that would challenge the initial considerations made when the model was set up.

There can be no assurance that the measures we take in response to the material weakness will be sufficient to avoid potential future material weakness or significant deficiencies.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2019, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of September 30, 2019, we had an accumulated deficit of $440.7 million.

We expect that our operating losses will substantially increase for the foreseeable future as we prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor, including costs associated with completing the ongoing Phase 3 development of tenapanor for the treatment of hyperphosphatemia in chronic kidney disease, or CKD, patients on dialysis, and if such Phase 3 development is successful, preparing the new drug application, or NDA, for submission to the U.S. Food and Drug Administration, or FDA, to request marketing authorization for tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, and continuing our discovery and research activities.

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

We received FDA approval for our NDA for tenapanor for the treatment of IBS-C in September 2019.  However, we do not currently expect to commercialize tenapanor for IBS-C ourselves in the United States, and have not entered into a collaboration partnership for such commercialization.  We have no other products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize tenapanor for hyperphosphatemia in CKD patients on dialysis, either on our own, or with one or more collaboration partners, and on our ability to successfully identify a collaboration partner for the commercialization of tenapanor for the treatment of IBS-C. There can be no assurances that we will generate product revenue from sales of tenapanor, either on our own, or with a collaboration partner. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	the successful completion of nonclinical and clinical development of tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis ;
•	obtaining regulatory approvals for tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, either on our own, or with one or more collaboration partners;
•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor for IBS-C in the United States;
•

our ability to successfully commercialize tenapanor, which has been approved by the FDA  for the treatment of IBS-C, and/or tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, if approved, either on our own, or with one or more collaboration partners;

•

developing a sustainable and scalable manufacturing process for tenapanor and establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support the market demand for tenapanor for the treatment of IBS-C, and/or, if approved,  tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, if approved;

•

obtaining market acceptance of tenapanor for the treatment of IBS-C, and/or, if approved, tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, if approved, as a viable treatment option for the indications for which it is approved and commercialized;

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

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor for the IBS-C indication in the United States, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See NOTE 12. COLLABORATION AND LICENSING AGREEMENTS for details on our obligations to AstraZeneca. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the treatment of hyperphosphatemia in CKD patients on dialysis.  If we are successful in obtaining regulatory approval to market tenapanor for hyperphosphatemia in CKD patients on dialysis, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether tenapanor, along with other oral only drugs for CKD patients on dialysis, are bundled into the ESRD Prospective Payment System beginning in 2025, and the manner in which such introduction into the ESRD Prospective Payment System may occur.  See Third-party payor coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of patients suitable for tenapanor is not as significant as we estimate, the indications approved by regulatory authorities are narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

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

We are permitted to make interest only payments on the loan facility through December 1, 2020; provided that we achieve the primary endpoint in our ongoing Phase 3 clinical trial evaluating tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis on or before June 1, 2020.  In the event we do not achieve the primary endpoint by such date, we would be required to begin monthly payments of interest and principal of the loan on June 1, 2020, instead of December 1, 2020. Additionally, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lenders determine that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lenders to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others’ rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The Lenders could also exercise their rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our pre-commercialization efforts for tenapanor and our other product development and platform development activities.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with completing the clinical program for tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•

the progress, timing, scope, results and costs of our clinical trial program evaluating tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, and if our clinical program is successful, the submission of an NDA with the FDA to request marketing authorization for tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, as well as our decision whether or not to pursue other indications for tenapanor;

•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•

our ability to successfully commercialize tenapanor, which has been approved by the FDA  for the treatment of patients with IBS-C, either alone or with one or more collaboration partners; and, our ability to successfully commercialize tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, if approved, either alone or with one or more collaboration partners;

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

Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, tenapanor, which may not be successful in further clinical trials evaluating tenapanor for the treatment of hyperphosphatmia, receive regulatory approval for the treatment of hyperphosphatemia or be successfully commercialized for IBS-C or hyperphosphatemia.

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

•

whether the FDA requires us to conduct clinical trials in addition to those anticipated prior to approval to market tenapanor for hyperphosphatemia, which could delay the commercialization of tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis in the U.S;

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
•

whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval for the treatment of hyperphosphatemia, and whether tenpanaor’s safety and efficiacy profile is satisfactory to gain marketing approval;

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
•

our ability, alone or with collaboration partners, to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications for tenapanor for the treatment of IBS-C, and/or if tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis is approved for marketing and sale by the FDA or foreign regulatory authorities for hyperphosphatemia in CKD patients on dialysis;

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

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. Although tenapanor met the primary endpoint in the first Phase 3 clinical trial for the treatment of hyperphosphatemia in CKD patients on dialysis, there can be no assurances that PHREEDOM, the second Phase 3 trial, or any additional trials of tenapanor in this indication will achieve the primary endpoint.  There can be no assurances that we will receive regulatory approval to market tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis, either as monotherapy or in combination with phosphate binders, or both. Further, it may not be possible or practicable to demonstrate, or if approved, to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor for hyperphosphatemia, if approved or for IBS-C. Additionally, we may not be successful in establishing a collaboration partnership for the commercialization of tenapanor for the treatment of IBS-C in the United States a timely manner and under terms that are acceptable to us. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in completing the development of, and obtaining approval for, tenapanor for the treatment of hyperphosphatemia, or we are not successful in commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome and the results of earlier studies and trials may not be predictive of future trial results.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates may not be predictive of the results of later-stage clinical trials. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. We are currently conducting the PHREEDOM trial, our second Phase 3 clinical trial for tenapanor as monotherapy for the treatment of hyperphosphatemia in CKD patients on dialysis. We reported positive results in September 2019 from our AMPLIFY trial, a Phase 3 clinical trials evaluating tenapanor’s efficacy in combination with phosphate binders for hyperphosphatemia in CKD patients who are on dialysis. Although tenapanor met the primary endpoint in AMPLIFY and the first Phase 3 clinical trial for the treatment of hyperphosphatemia in CKD patients on dialysis, there can be no assurances that the results from our ongoing Phase 3 trial, PHREEDOM, or any additional trial results of tenapanor in that indication will show the desired safety and efficacy. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Even if our Phase 3 clinical development program for tenapanor for the treatment of hyperphosphatemia is completed, the results may not be sufficient to obtain the desired regulatory approval for tenapanor, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product for the approved indication.

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

Further, if there are delays in the completion of, or termination of, PHREEDOM, our ongoing Phase 3 clinical trial for tenapanor for the treatment of hyperphosphatemia, the commercial prospects of tenapanor for such indication may be harmed, and our ability to generate revenue from product sales of tenapanor for such indication will be delayed. In addition, any delays in completing a clinical trial will increase costs, slow down our regulatory approval process for tenapanor for hyperphosphatemia and jeopardize the ability to commence product sales and generate revenue from product sales for this indication. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that may cause, or lead to, a delay in the completion of either or both of our ongoing hyperphosphatemia clinical trials may also ultimately lead to the denial of regulatory approval.

Although we have obtained regulatory approval for tenapanor for IBS-C, and even if we are successful in obtaining regulatory approval for tenapanor for hyperphosphatemia, tenapanor may never achieve market acceptance in either indication, sufficient third-party coverage or reimbursement, or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.

Although we have obtained regulatory approval for tenapanor for IBS-C, and even if we are successful in obtaining regulatory approval for tenapanor for hyperphosphatemia, and if tenapanor is ultimately commercialized for one or more indications, it may not achieve market acceptance among physicians, patients, third-party payors, patient advocacy groups, and the medical community. Market acceptance of tenapanor, in the event that marketing approval is obtained, depends on a number of factors, including:

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

There is increased uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the treatment of hyperphosphatemia in CKD patients on dialysis. In July 2010, CMS released its final rule to implement the ESRD Prospective Payment System, a bundled payment system for the treatment of CKD patients on dialysis as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment covers a bundle of items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, President Obama signed the Protecting Access to Medicare Act of 2014, which further extended this implementation date to January 1, 2024. Additionally, section 204 of the Stephen Beck, Jr., Achieving a Better Life Experience Act of 2014, or ABLE, provides that payment for oral-only ESRD drugs cannot be made under the ESRD Prospective Payment System prior to January 1, 2025. As a result, absent further legislation on this matter, beginning in 2025, oral-only ESRD-related drugs may be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact that bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor, if approved. We may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production are higher than levels necessary for an appropriate gross margin after payment of all discounts, rebates and chargebacks.

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

We rely on third parties to conduct some of our nonclinical studies and all of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for additional products  or commercialize our product candidates.

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

Our products or product candidates may cause undesirable side effects or have other properties that could delay our clinical trials, or delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval that is achieved.  If we or others identify undesirable side effects caused by any product candidate following receipt of marketing approval, the ability to market such product candidate could be compromised.

Undesirable side effects caused by our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, vomiting, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes. Despite our receipt of marketing approval for tenapanor for IBS-C, in the event that trials conducted by us with tenapanor  for hyperphosphatemia, or trials we conduct with our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tenapanor for such indication, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us to cease further development of a product candidate for a particular indication, or entirely. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, if we or others identify undesirable side effects caused by one of our products for which we have received regulatory approval, a number of potentially significant negative consequences could occur, including:

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

For example, tenapanor will, if approved for the treatment of hyperphosphatemia in CKD patients on dialysis, compete directly with phosphate binders for the treatment of hyperphosphatemia in CKD patients on dialysis. The various types of phosphate binders commercialized in the United States include the following:

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

While we have continued to work to optimize our management composition, personnel and systems to support our current activities for future growth, these resources may not be adequate for this purpose. Our need to effectively execute our business strategy requires that we:

•

manage our clinical trials effectively, including the Phase 3 trial of tenapanor and the clinical trial evaluating tenapanor in combination with, phosphate binders, both  of which are being conducted at multiple trial sites;

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. We will remain an emerging growth company until December 31, 2019 and will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting as part of our Annual Report on form 10-K for the fiscal year ended December 31, 2019.

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

We identified a material weakness in our internal control over financial reporting as of June 30, 2019. If we fail to remediate this weakness and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us and could have a material adverse effect on the price of our common stock.

In accordance with Section 404, management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 and based on our management’s assessment using criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was not effective as of September 30, 2019. Management and our independent registered public accounting firm identified a control deficiency that constituted a material weakness as of June 30, 2019. The material weakness was due to a failure in the design and implementation of controls over the evaluation of the terms of our clinical trial contracts for inclusion into our clinical financial model which estimates clinical trial expenses. Specifically, we failed to properly interpret an expense in our clinical trial contracts which resulted in the over accrual of our clinical trial  expenses.

We developed a remediation plan for this material weakness. While we have implemented this plan to remediate the material weakness, we can give no assurance that the implementation of this plan will remediate this deficiency in our  internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations. If we cannot in the future favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on the trading price of our common stock.

We have formed in the past, and may form in the future, collaboration partnerships, joint ventures and/or licensing arrangements, and we may not realize the benefits of such collaborations.

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we currently expect to form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin Co., Ltd., formerly known as, Kyowa Hakko Kirin Co., Ltd for commercialization of tenapanor for hyperphosphatemia in Japan, with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories, and in Canada with Knight Therapeutics Inc. for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish a collaboration partnership for tenapanor for IBS-C commercialization in the United States or for any future product candidates and programs on terms that are acceptable to us, or at all. With respect to tenapanor for IBS-C in the United States, this may be because third parties may not view tenapanor for the treatment of IBS-C as having sufficient potential to be successfully commercialized.  Additionally, despite third party interest in the commercialization of tenapanor for IBS-C in the United States, we may decide that it is not in the best interests of the Company to enter into such a collaboration partnership. If we are unable to establish a collaboration partnership for the commercialization of IBS-C in the United States under acceptable terms, the commercialization of tenapanor for IBS-C could be materially and adversely impacted, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, we may not be successful in our efforts to establish collaboration partnerships for our other product candidates because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view such other product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

Tenapanor,  which has been approved by the FDA for the treatment of IBS-C, and/or our other product candidates, if approved, may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

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
•

announcements of regulatory approval, results of regulatory inspections of our facilities or those of our contract manufacturing organizations, or specific label restrictions or patient populations for tenapanor’s use, or changes or delays in the regulatory review process;

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
•

failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates, including the ongoing clinical trials for tenapanor for hyperphosphatemia;

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

Based on the number of shares outstanding as of September 30, 2019, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 51.1% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of September 30, 2019, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund associated with one of our directors, collectively beneficially owned approximately 26.0% of our common stock, including shares that NEA has the right to acquire within 60 days of September 30, 2019 upon exercise of warrants held by NEA.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2019, we had 62,883,080 shares of common stock outstanding. Of those shares, approximately 16.0 million were held by current directors, executive officers and other affiliates, or may otherwise be subject to Rule 144 under the Securities Act of 1933, or the Securities Act.

As of September 30, 2019, approximately 0.9 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 7.3  million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of September 30, 2019, approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

101

The following financial statements, formatted in XBRL: (i) Condensed Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: November 6, 2019	By:	/s/ Mark Kaufmann
Mark Kaufmann
Chief Financial Officer
(Principal Financial and Accounting Officer)