Form 10-K
period 2019-12-31
ARDELYX, INC.
filed 2020-03-06
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

(510) 745-1700

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ARDX	The Nasdaq Global Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2019, based on the last reported sales price of the Registrant’s common stock of $2.69 per share was $125,911,696.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2020, was 88,929,668.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of December 31, 2019, the close of the Registrant’s 2019 fiscal year, are incorporated by reference into Part III of this Report.

ARDELYX, INC.

FORM 10‑K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

This Annual Report on Form 10‑K contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•

our expectations regarding our plans for and our participation in the commercialization of tenapanor for the control of serum phosphorus in chronic kidney disease, or CKD, patients on dialysis, including our expectations regarding our plans to build our own sales and marketing organization to market and sell tenapanor for such indication;

•

our plans to seek one or more collaboration partners to commercialize tenapanor for irritable bowel syndrome with constipation, or IBS-C, rather than to commercialize tenapanor for this indication on our own;

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

ITEM 1. BUSINESS

Company overview

We are a specialized biopharmaceutical company focused on developing first-in-class medicines to improve treatment for people with cardiorenal diseases. This includes patients with CKD on dialysis suffering from elevated serum phosphorus, or hyperphosphatemia; and CKD patients and/or heart failure patients with elevated serum potassium, or hyperkalemia. Our lead program is tenapanor, a first-in-class medicine in late-stage clinical development for the control of serum phosphorus in patients with CKD on dialysis. Tenapanor has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3, or NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption.

We have evaluated tenapanor in a Phase 3 program for the control of serum phosphorus in CKD patients on dialysis. In December 2019, we reported statistically significant topline efficacy results from our second monotherapy Phase 3 clinical trial, the PHREEDOM trial. The PHREEDOM trial is a one-year study with a 26-week open-label treatment period and a 12-week double-blind, placebo-controlled randomized withdrawal period followed by a 14-week open-label safety extension period. An active safety control group, for safety analysis only, received sevelamer, open-label, for the entire 52-week study period. Patients completing the PHREEDOM trial from both the tenapanor arm and the sevelamer active safety control arm had the option to participate in NORMALIZE, an ongoing open-label 18-month extension study. The goal of this study is to further our understanding of the potential for the dual mechanism of tenapanor and sevelamer to reduce patients’ serum phosphorus levels towards normal (<4.6 mg/dL) while minimizing medication burden. The PHREEDOM trial followed a successful monotherapy Phase 3 clinical trial completed in 2017, which achieved statistical significance for the primary endpoint .  In addition, in September 2019, we reported positive results from the AMPLIFY trial, a Phase 3 study evaluating tenapanor in patients with CKD on dialysis who had uncontrolled hyperphosphatemia despite phosphate binder treatment.

We are preparing to submit a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis in mid-2020. Tenapanor, if approved, would be the first therapy for phosphate management that is not a phosphate binder. As tenapanor is a novel, potent, small molecule there would be significantly less pill burden than with phosphate binders. Tenapanor is dosed as a single pill, twice-daily, which we believe could greatly improve patient adherence and compliance and free patients from having to take multiple pills before every meal.

We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking common blood pressure medications known as RAAS inhibitors, which inhibit the renin-angiotensin-aldosterone system. Similar to what we have done with tenapanor in developing a non-binder approach for the treatment of elevated serum phosphate levels, RDX013 is designed to offer a non-binder alternative to lowering elevated potassium with a much lower pill burden than potassium binders and we believe may provide significant advantages as a stand-alone agent or in combination with potassium binders.

In addition to the development of tenapanor in our cardiorenal portfolio, we have developed tenapanor for the treatment of patients with IBS-C. On September 12, 2019, we received US FDA approval of IBSRELA® (tenapanor) for the treatment of irritable bowel syndrome with constipation (IBS-C) in adults. IBS-C is a burdensome gastrointestinal, or GI, disorder affecting a significant number of people. It is characterized by significant abdominal pain, constipation, straining during bowel movements, bloating and/or gas.

By inhibiting NHE3 on the apical surface of the enterocytes, tenapanor reduces absorption of sodium from the small intestine and colon, resulting in an increase in water secretion into the intestinal lumen, which accelerates intestinal transit time and results in a softer stool consistency. Tenapanor has also been shown to reduce abdominal pain by decreasing visceral hypersensitivity and by decreasing intestinal permeability in animal models. In rat model of colonic hypersensitivity, tenapanor reduced visceral hyperalgesia and normalized colonic sensory neuronal excitability.

Our Commercial Strategy

We aim to build a multi-product company that commercializes its cardiorenal products in the United States. Our strategy is to leverage ex-U.S. collaborations with established industry leaders to efficiently bring our cardiorenal medicines and tenapanor for IBS-C to patients outside the United States. Our plan is to bring tenapanor for IBS-C to market in the United States by leveraging domestic collaborations rather than by commercializing tenapanor for IBS-C on our own.

We currently have three collaboration partnerships: with Kyowa Kirin Co., Ltd., or KKC, for commercialization of tenapanor for the treatment of cardiorenal diseases, including hyperphosphatemia, in Japan; with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd., or Fosun Pharma, for the commercialization of tenapanor for the treatment of IBS-C and hyperphosphatemia in China; and with Knight Therapeutics, Inc., or Knight, for commercialization of tenapanor in Canada.

OUR PROPRIETARY DRUG DISCOVERY AND DESIGN PLATFORM

We have successfully developed and expect to continue to employ our APECCS stem cell platform to emulate, in a miniaturized format, the function and structure of cells of specific segments of the intestine. In line with our overall strategy to focus on our cardiorenal pipeline, our research supports tenapanor, RDX013 and other potential cardiorenal opportunities, and we expect to continue our efforts to develop a system, similar to APECCS for the kidney.

OUR PRODUCT PIPELINE

Tenapanor: A New Approach for The Control of Serum Phosphorus in CKD Patients on Dialysis

Our lead product candidate in our cardiorenal portfolio is tenapanor for the control of serum phosphorus in patients with CKD on dialysis. Hyperphosphatemia, or elevated serum phosphorus, is an independent predictor of morbidity and mortality in patients with CKD and is a significant problem among dialysis patients worldwide.

CKD is the progressive deterioration of renal function that can occur over several months or years. The symptoms of worsening kidney function are nonspecific, and can include having less energy, reduced appetite, dry itchy skin, swollen feet and ankles or generally just not feeling well. If the deterioration continues and is not halted by changes in lifestyle or with the assistance of pharmacological intervention, the disease will likely cause significant cardiovascular morbidity, and can progress to the final stage of CKD where kidney function will be lost entirely.

Current management of CKD includes hemodialysis and peritoneal dialysis as a means to filter toxins from the blood once kidneys have failed. Unless this intervention occurs, kidney failure results in the accumulation of waste products that may ultimately cause death. Hemodialysis, the most common form of dialysis, generally requires a patient to visit a dialysis center at least three times per week for a minimum three-hour session, significantly reducing quality of life.

Phosphorus, a vital element required for most cellular processes, is present in almost every food in the Western diet, and, in individuals with normal kidney function, any excess dietary phosphorus is efficiently removed by the kidneys and excreted in urine. In adults with functioning kidneys normal serum phosphorus levels are 2.5 to 4.5 mg/dL. With kidney failure, elevated phosphorus becomes harmful and is typically diagnosed as hyperphosphatemia when serum phosphorus levels are greater than 4.5 mg/dL, according to guidelines published by KDIGO, the global nonprofit foundation dedicated to improving the care and outcomes of kidney disease patients worldwide. Phosphorus levels greater than 5.5 mg/dL have been shown to be an independent risk factor for cardiovascular morbidity and mortality in dialysis patients, and common treatment goals are to manage serum phosphorus to less than 5.5 mg/dL. Although patients with CKD rely on dialysis to eliminate harmful agents, phosphorus is not readily removed by the procedure and other means of managing phosphorus levels must be employed. Studies have shown that 95% of CKD patients on dialysis need phosphate control.

In CKD patients on dialysis, excess levels of phosphorus have been shown to lead to an increase in cardiovascular disease risk, as well as increases in serum FGF‑23, an important regulator of phosphate and vitamin D metabolism. Highly elevated levels of FGF23 is an independent risk factor for adverse cardiac clinical outcomes as well as the development of secondary hyperparathyroidism, or SHPT, marked by elevated parathyroid hormone. SHPT is associated with renal osteodystrophy, a condition of abnormal bone growth characterized by brittle bones.

Since dialysis is unable to efficiently eliminate excess phosphorus, CKD patients on dialysis are put on restrictive, low phosphorus diets and are currently prescribed medications called phosphate binders, the only interventions currently available for the control of serum phosphorus. Phosphate binders, which usually need to be taken with meals and snacks, act by binding dietary phosphorus and limiting its absorption. Phosphate binders have multiple limitations, including:

•	systemic excess absorption of calcium, iron or lanthanum, resulting in side effects and other unintended consequences for CKD patients on dialysis;
•	significant challenges with patient adherence because of the large quantity and/or mass of the binders that must be taken each day; and
•	significant GI tolerability issues making frequent dosing difficult for patients

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

CKD patients on dialysis, who generally are severely restricted in their fluid intake, are prescribed as many as 12 or more phosphate binder pills per day, among other medications. The amount of phosphorus a binder can remove is limited by its binding capacity, and therefore, increasing the dose, and hence the pill burden, of the binder is the only way to increase the amount of phosphorus being bound and excreted. As a result of pill burden and mass, as well as a number of side effects, on average one out of two patients is not compliant with their prescribed treatment and two out of three patients at any point in time are not at target serum phosphorus levels.

We are developing tenapanor for the control of serum phosphorus in patients with CKD on dialysis, as we believe it has the potential to address certain of the key limitations of current treatments and offer a completely new mechanism of action. If approved, tenapanor will be the first small molecule/non-binder treatment for the control of serum phosphorus in patients with CKD on dialysis, with a unique mechanism of action that acts by inhibiting, or blocking, the NHE3 transporter in the GI tract. Our scientists, in collaboration with global academic experts, discovered that phosphate absorption in humans occurs primarily through a dynamically regulated paracellular pathway.  Inhibiting the NHE3 transporter with tenapanor results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate. This pathway of phosphate flux that is inhibited by tenapanor appears largely specific for phosphate, whereas the overall absorption of other ions and large molecules appear not to be affected. Notably, in clinical trials, tenapanor has not affected the absorption of other ions (except sodium) or nutrients. A consequence of intestinal NHE3 inhibition is that systemic sodium absorption is reduced leading to an increase in stool sodium and water content, loosening stool consistency and increasing bowel movement frequency. Tenapanor’s unique mechanism of action inhibiting paracellular phosphate absorption was published in the peer-reviewed journal Science Translational Medicine.

This unique mechanism of action could allow tenapanor to be active in many patients at a dose of 10 mg to 30 mg twice daily as opposed to the multiple gram quantities per day required of the phosphate binders. Over the course of a week, the amount of tenapanor required would be less than 500 milligrams, or a total of 14 small pills, whereas the amount of phosphate binder required, based on package inserts, would be 10 to 30 grams, or up to 63 large pills, depending on the phosphate binder. We believe this significant pill burden advantage will result in better adherence and compliance which could lead to more consistent efficacy in patients with CKD on dialysis.

Tenapanor has been specifically designed to work exclusively within the GI tract, thereby significantly reducing the amount of drug that is absorbed into the bloodstream and the potential side effects that could occur. In human studies of orally-administered tenapanor, the drug was detected in the blood in less than 1% in thousands of collected serum samples, and even in those, at very low levels (< 1.5 ng/mL). We have evaluated tenapanor in 24 clinical studies in over 3,100 individuals to date.

Clinical data supporting tenapanor in hyperphosphatemia

We have completed three Phase 3 trials evaluating tenapanor for the control of serum phosphorus in CKD patients on dialysis, with two trials evaluating tenapanor as monotherapy and one trial evaluating tenapanor as part of a dual mechanism approach with binders.

In December 2019, we reported positive results from the PHREEDOM trial, our long-term Phase 3 study evaluating the efficacy and safety of tenapanor as a monotherapy for the control of serum phosphorus in patients with CKD on dialysis. The study's design, shown in Figure 1 below, includes a 26‑week open-label treatment period and a 12-week double-blind, placebo controlled randomized withdrawal period followed by a 14‑week open-label safety extension. The PHREEDOM study met its primary endpoint demonstrating a statistically significant difference in least square (LS) mean serum phosphorus change (-1.4 mg/dL, p<0.0001), as compared to placebo. During the 26-week treatment period, 77% of tenapanor-treated patients in the intent-to-treat population (n=408) had a decrease in serum phosphorus, with a mean reduction from baseline of 2.0 mg/dL.

Tenapanor was generally well-tolerated. As anticipated due to the mechanism of action, the most common self-reported adverse event was loose stools/diarrhea at an incidence rate of 52.5%, with approximately 90% of these events, judged by the investigator, to be mild to moderate in nature. The majority of the events were reported within the first five days of treatment and were transient in nature. In the 26-week open-label treatment period, 16% of the tenapanor-treated patients discontinued treatment due to diarrhea. During the randomized withdrawal period, only 0.8% of tenapanor-treated patients discontinued due to diarrhea.

In the safety analysis set of the 26-week open-label treatment period, which included tenapanor (n=419) and sevelamer (n=137), 17.2% of tenapanor-treated patients compared to 22.6% of sevelamer-treated patients experienced a serious adverse event. The median dose for tenapanor was 60 milligrams per day throughout the study and the median dose for sevelamer was 4.8 grams per day after randomization and increased to 7.2 grams per day by the end of the 26-week open-label treatment period.

Figure 1.  PHREEDOM Clinical Trial Design

Patients completing the PHREEDOM trial from both the tenapanor arm and the sevelamer active safety control arm had the option to participate in NORMALIZE, an ongoing open-label 18-month extension study. The goal of this study is to further our understanding of the potential for the dual mechanism of tenapanor and sevelamer to reduce patients’ serum phosphorus levels towards normal (<4.6 mg/dL) while minimizing medication burden. Patients entering the study from the tenapanor arm with serum phosphorus levels in the normal range are followed with no medication changes. Patients entering the study from the tenapanor arm with serum phosphorus ≥4.6 mg/dL have sevelamer tablets added incrementally to achieve normal serum phosphorus levels. Patients entering the study from the sevelamer active safety control arm have tenapanor tablets added to their treatment regimen and have sevelamer tablets withdrawn based on their serum phosphorus value, to achieve normal serum phosphorus levels. In December 2019, we announced initial results from NORMALIZE, noting that as of the date of the initial analysis, 96% of eligible patients had chosen to enroll into NORMALIZE. Of the 73 patients that had been treated for more than one month of treatment as of the date of the initial analysis, 42% had achieved normal serum phosphorus of less than 4.6 mg/dL and of those, 58% had accomplished this with either tenapanor alone or with tenapanor in combination with only one to three sevelamer tablets per day. These data represent a 45% improvement compared to current treatment practice data reported in the June 2019 Dialysis Outcomes Practice Patterns Study (DOPPS) Practice Monitor.

In September 2019, we reported statistically significant results from AMPLIFY, a Phase 3 study of tenapanor evaluating the dual mechanism of tenapanor in combination with phosphate binders in patients with CKD on dialysis whose hyperphosphatemia was not controlled with binders alone.

The AMPLIFY study design, shown in Figure 2, was a double-blind, placebo- controlled, randomized study that enrolled a total of 236 patients with CKD on dialysis who, despite a high and stable phosphate binder regime, had serum phosphorus levels greater than or equal to 5.5mg/dL and less than or equal to 10.0mg/dL at screening. After a run-in of two to four weeks, patients were then randomized 1:1 to receive the addition of tenapanor or placebo twice daily while continuing their established phosphate binder regimen. Baseline serum phosphorus at randomization was at a mean of 6.8mg/dL. Tenapanor was initiated at a starting dose of 30 mg twice daily with tenapanor dose adjustments allowed based on tolerability and serum phosphorus levels. The primary endpoint of the study was the comparison of the change from baseline in serum phosphorus levels at week 4 between placebo or tenapanor and binder arms. The key secondary endpoints included a comparison of the proportion of patients achieving a serum phosphorus level below 5.5 mg/dL at week four and relative change from baseline in FGF23 levels between the tenapanor and binder arms at week four.

For the primary endpoint, patients in the tenapanor arm (tenapanor in combination with phosphate binders, n=116) had a statistically significant (p=0.0004) mean reduction in serum phosphorus from baseline to the end of the four-week treatment period of 0.84 mg/dL, as compared to those treated in the binder arm (placebo in combination with phosphate binders, n=119) who had a mean reduction of 0.19 mg/dL. Patients in the tenapanor arm had statistically significant decreases in serum phosphorus during all four weeks ranging from 0.84 to 1.21 mg/dL (p-values  <0.0004). During the treatment period, up to 49.1% of patients in the tenapanor arm achieved a serum phosphorus of <5.5 mg/dL which was statistically significant compared with up to 23.5% in the binder arm (p-values≤0.0097). In addition, over the 4-week period there were statistically significant reductions in both intact and c-terminus FGF23 levels: 22% to 24% (p-values≤0.0027) respectively. Although exploratory in nature, we believe this is a notable result as increasing levels of FGF23 have a linear association with all-cause mortality and an increased risk of major cardiovascular events.

Tenapanor was well tolerated. Only 4.3% of patients in the tenapanor arm discontinued treatment compared to 2.5% in the binder arm. The single adverse event with a placebo-adjusted rate greater than 3% was loose stools/diarrhea at 36%, where most incidents were reported within the first five days of treatment, were transient in nature and the median time to resolution was four days. Notably, only 2.6% of patients in the tenapanor arm discontinued treatment due to loose stools/diarrhea, as compared to 0.8% in the binder arm. There were no serious adverse events related to tenapanor.

Figure 2.  AMPLIFY Clinical Trial Design

In February 2017, we announced data from our first Phase 3 clinical trial evaluating the efficacy and safety of tenapanor as a monotherapy for the control of serum phosphorus in patients with CKD on dialysis. The Phase 3 trial was an eight-week, double-blind, randomized trial, with a four-week placebo-controlled randomized withdrawal period. The study demonstrated a statistically significant difference in serum phosphorus levels from the end of the eight-week treatment period to the end of the four-week randomized withdrawal between the tenapanor-treated group and the placebo-treated group in the efficacy analysis population (mean -1.01 mg/dL, median of -1.3 mg/dL) and met its primary endpoint (95% confidence interval, -1.44, -0.21, LSmean -0.82 mg/dL, p=0.01).

Tenapanor was well-tolerated in the trial. In the eight-week treatment period, the only adverse event that affected more than five percent of patients treated with tenapanor was diarrhea (39%), a patient-reported side effect of loosened stool or increased frequency in bowel movements regardless of magnitude. In the four-week randomized withdrawal period, there was a diarrhea rate of 1.2% for patients treated with tenapanor compared with 2.4% on placebo. Treatment discontinuations due to diarrhea during the eight-week treatment period for patients on tenapanor was 7.8% (n=17). There were no discontinuations due to diarrhea during in the randomized withdrawal period.

The hyperphosphatemia market

Phosphate binders are the only drugs marketed for the control of serum phosphorus in CKD patients on dialysis. The various types of phosphate binders commercialized in the United States include the following:

•Calcium carbonate (many over-the-counter brands including Tums and Caltrate);

•Calcium acetate (several prescription brands including PhosLo and Phoslyra);

•Lanthanum carbonate (Fosrenol);

•Sevelamer hydrochloride (Renagel);

•Sevelamer carbonate (Renvela);

•Sucroferric oxyhydroxide (Velphoro); and

•Ferric citrate (Auryxia).

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

According to the most recent data available from the U.S. Renal Data System, in 2016 there were 457,957 patients on hemodialysis in the United States. Additionally, according to the European ERA-EDTA Registry 2016 Annual Report and a study in 2016 by the Japanese Society for Dialysis Therapy, there were approximately 327,000 patients on hemodialysis in Europe and about 329,000 in Japan. We estimate, based on phosphate binder utilization, the only approved therapies for hyperphosphatemia, that there are approximately 320,000, 260,000 and 289,000 end-stage renal disease, or ESRD, patients with hyperphosphatemia in the United States, countries in Europe and Japan, respectively, resulting in approximately 869,000 ESRD patients with hyperphosphatemia in such countries.

Because many CKD patients on dialysis with hyperphosphatemia are unable to lower serum phosphorus levels to below 5.5 mg/dL with currently marketed phosphate binders, we believe there is a significant medical need for new agents with new mechanisms, demonstrated efficacy, a strong safety profile, and significantly lower pill burden. We believe that tenapanor, if approved, has the potential to have the lowest pill burden and mass among any currently marketed hyperphosphatemia products, with milligram rather than gram quantities. In addition, we are evaluating whether tenapanor has the potential to be used in combination with phosphate binders for those patients who cannot achieve adequate phosphate control with a single agent.

Our intention is to build a United States-focused, highly efficient, specialized sales and marketing organization focused on nephrology. The nephrology market is a concentrated market strongly influenced by key opinion leaders. There were 10,798 nephrologists in the United States in 2018 and 7,578 dialysis facilities in the United States that offer in-center dialysis. Based on the experience of our management team, we believe that a specialty salesforce is appropriate for this marketplace. We believe that tenapanor for the control of serum phosphorus could represent a market opportunity of between $500 million and $700 million in the United States.

With its significantly reduced pill burden and well-tolerated safety profile, tenapanor, if approved, would be the only non-binder treatment for the control of serum phosphorus in patients with CKD on dialysis and would address the significant pill burden challenges and intolerability that patients experience with today’s binder treatments. In the  PHREEDOM trial we demonstrated tenapanor’s ability to lower  serum phosphorus as monotherapy, and in the AMPLIFY trial we demonstrated the benefits of a dual mechanism approach to lowering serum phosphorus with tenapanor plus binders in patients whose serum phosphorus was not previously controlled with binders alone.  We believe that tenapanor has a role to play in the management of all dialysis patients with hyperphosphatemia. With the results from these clinical trials, we intend to submit a New Drug Application to the FDA in mid-2020 for tenapanor, for the control of serum phosphorus in patients with CKD on dialysis.

To bring tenapanor to patients outside the United States, we intend to establish strategic collaborations with industry leading pharmaceutical companies with established commercial infrastructures. We currently have three collaboration partnerships: with KKC for commercialization of tenapanor for the treatment of cardiorenal diseases, including hyperphosphatemia, in Japan; with Fosun Pharma for the commercialization of tenapanor for the treatment of IBS-C and hyperphosphatemia in China; and with Knight for commercialization of tenapanor in Canada.

RDX013 Program: Small Molecule for Treating Hyperkalemia

RDX013 is our novel, small molecule program for the potential treatment of hyperkalemia. Our RDX013 approach works by leveraging the GI tract’s natural ability to secrete potassium into the lumen of the gut to reduce serum potassium levels. This mechanism differs significantly from the potassium binders currently on the market. For a potassium binder to work, it must be present when dietary potassium is ingested so that the agent can bind the potassium and prevent its absorption in the gut. This results in the need for large quantities of binder in order to bind the large amounts of potassium in the diets of most individuals. In contrast, we observed in our preclinical models that a small amount of drug could cause potassium to be secreted into the lumen of the gut. In this way, we believe that with our approach in the RDX013 program, we may have the potential to lower serum potassium whether or not potassium is present in the diet and could result in a very low pill burden, potentially allowing better patient compliance, longer-term use and potentially better efficacy than potassium binders. As described below, certain medications commonly administered to patients with CKD and/or heart failure can also cause hyperkalemia. We believe that, if successful, our approach in the RDX013 program may provide nephrologists and cardiologists with an opportunity to treat hyperkalemia chronically without reducing the dose of these medications by utilizing an effective potassium secretagogue to treat hyperkalemia in a small, convenient pill format.

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

Additionally, the number of adults in the U.S. living with heart failure is about 6.5 million, based on data collected in the National Health and Nutrition Examination Survey, which is taken in stages over multiple years. Our proprietary research suggests that up to 16%, or approximately 1.0 million, of these patients had hyperkalemia during a 12-month period. Over half of heart failure patients are prescribed RAAS inhibitors. Our proprietary research also suggests that up to 200,000 CKD patients on dialysis in the U.S. could benefit from an agent that treats hyperkalemia.

We are aware of at least two drugs on the market for the treatment of hyperkalemia. Veltassa (patiromer FOS), an oral, polymer-based potassium binder, was approved for marketing by the FDA in October 2015 and was commercially launched by Relypsa, which was acquired by Galenica AG in September 2016. Additionally, Lokelma (sodium zirconium cyclosilicate), an oral, potassium binder developed by ZS Pharma, acquired by AstraZeneca in December 2015, was approved in May 2018 and launched by AstraZeneca.

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

IBSRELA® (tenapanor) for Irritable Bowel Syndrome with Constipation (IBS-C)

 On September 12, 2019, we received US FDA approval of IBSRELA (tenapanor) for the treatment of IBS-C in adults. To efficiently bring this treatment to market, we are pursuing strategic collaborations for IBSRELA for IBS-C in certain territories. We have established agreements with Fosun Pharma in China and Knight in Canada.

IBS-C is a burdensome GI disorder affecting a significant number of people. It is characterized by significant abdominal pain, constipation, straining during bowel movements, bloating and/or gas.

IBSRELA (tenapanor) is a locally acting inhibitor of the sodium/hydrogen exchanger 3 (NHE3), an antiporter expressed on the apical surface of the small intestine and colon primarily responsible for the absorption of dietary sodium. By inhibiting NHE3 on the apical surface of the enterocytes, tenapanor reduces absorption of sodium from the small intestine and colon, resulting in an increase in water secretion into the intestinal lumen, which accelerates intestinal transit time and results in a softer stool consistency.

The IBS-C market

Numerous treatments exist for the constipation component of IBS-C, many of which are over-the-counter. There are four prescription products marketed for IBS-C: Linzess (linaclotide); Amitiza (lubiprostone); Trulance (plecanatide) and Zelnorm (tegaserod).

Within the United States, there are approximately 11 million patients that suffer from IBS-C. There is significant unmet need for prescription medications, where, according a 2015 American Gastroenterological Association report, only one in four treated patients are very satisfied with the current FDA approved treatments in IBS-C.

OUR STRATEGIC PARTNERSHIPS

License Agreement with KKC

In November 2017, we entered into a license agreement, the 2017 KKC Agreement, with KKC under which we granted KKC an exclusive license to develop and commercialize tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer, the KKC Field. We retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those in the KKC Field. Pursuant to the 2017 KKC Agreement, KKC is responsible for all of the development and commercialization costs for tenapanor in the KKC Field in Japan.

Under the 2017 KKC Agreement, we are responsible for supplying the tenapanor drug substance for KKC’s use in development and commercialization throughout the term of the 2017 KKC Agreement, provided that KKC may exercise an option to manufacture the tenapanor drug substance under certain conditions.

Under the terms of the 2017 KKC Agreement, we received a $30.0 million upfront payment and are eligible to receive up to $55.0 million in total development milestones, of which we have received $5.0 million to date. Additionally, under the 2017 KKC Agreement we are eligible to receive up to 8.5 billion yen in commercialization milestones, worth up to $78.3 million at the exchange rate on December 31, 2019, and royalties based on aggregate annual net sales of the licensed products at a high teens percentage, subject to certain single digit reductions under certain circumstances described in the 2017 KKC Agreement.

The 2017 KKC Agreement will continue until all of KKC’s applicable payment obligations under the 2017 KKC Agreement have been performed or have expired, or the agreement is earlier terminated. Under the terms of the 2017 KKC Agreement, we and KKC each have the right to terminate the agreement for material breach by the other party. In addition, KKC may terminate the agreement for convenience; for certain safety reasons or if certain primary endpoints under an applicable development plan are not met despite KKC’s commercially reasonable efforts and KKC reasonably determines that it cannot obtain regulatory approval. KKC may also terminate the agreement if certain pivotal clinical trials conducted by us do not meet their primary endpoints. We may terminate the 2017 KKC Agreement if KKC challenges any patents licensed to KKC under the agreement.

Research Collaboration with KKC

In November 2019, we expanded our strategic partnership with KKC with a separate research agreement. In the agreement, we established a two-year research collaboration, whereby we will execute a research plan, in which KKC will also join, to advance two of our ongoing research programs focused on identification and design of compounds to two undisclosed targets. In return, KKC will pay us $10.0 million ($5.0 million a year, for two years), of which we have received $5.0 million to date, to support the ongoing research. Following the end of the research period, KKC will have the option to license any candidates nominated by the companies for further development and commercialization in certain specified territories, with additional commitments payable to us of up to $10.5 million in upfront payments and up to $500.0 million in development and sales milestones.

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

Under the terms of the Fosun License Agreement, we received an upfront payment of $12.0 million and are eligible to receive additional milestones of up to $113.0 million in the aggregate, of which we have recognized and received $3.0 million to date, as well as tiered royalty payments on aggregate net sales ranging from the mid-teens percent to twenty percent, subject to certain reductions under certain circumstances, as described in the Fosun License Agreement.

The Fosun License Agreement will continue until all of Fosun Pharma’s applicable payment obligations under the License Agreement have been performed or have expired, or the agreement is earlier terminated. Under the terms of the Fosun License Agreement, we and Fosun Pharma each have the right to terminate the agreement for material breach by the other party or in the event of insolvency by the other party. In addition, Fosun Pharma may terminate the agreement for convenience, and we may terminate the agreement if Fosun Pharma challenges any patents licensed to it under the agreement.

License agreement with Knight Therapeutics

In March 2018, we entered into a license agreement with Knight that provides Knight with exclusive rights to commercialize tenapanor in Canada. Under the terms of the agreement, Ardelyx is eligible to receive up to CAD 25 million in total payments, worth up to $19.2 million at the currency exchange rate on December 31, 2019, including an upfront payment and development and sales milestones, as well as tiered royalties on net sales ranging from the mid-single digits to the low twenties. Knight will have the exclusive rights to market and sell tenapanor in Canada.

CORPORATE DEVELOPMENT

In December 2019, we completed an underwritten public offering of 23,000,000 shares of common stock, resulting in the receipt of aggregate gross proceeds of approximately $143.8 million, less underwriting discounts, commissions and offering expenses.

Additionally, in November 2019, we enhanced our strategic partnership with KKC by entering into a stock purchase agreement, pursuant to which we sold to KKC an aggregate of 2,873,563 shares of our common stock for aggregate gross proceeds of approximately $20.0 million.

As of December 31, 2019, we had cash, cash equivalents and short-term investments totaling $247.5 million.

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

Tenapanor patents

Our tenapanor patent portfolio is wholly owned by us. This portfolio includes four issued U.S. patents, two issued Japanese patents, two issued patents in each of Korea, Hong Kong, Israel and Mexico and one issued patent in each of the following territories: Australia, China, and the European Union. These issued patents cover the composition and certain methods of using tenapanor and are predicted, without extension or adjustment, to expire in December 2029. The portfolio further includes patents covering the use of tenapanor for the control of serum phosphorus that has issued in U.S., Europe, Japan, China, Australia, Russia and Taiwan and is pending in other countries. These patents are predicted, without extension or adjustment, to expire in April 2034. We have related national patent applications pending in Europe, China, India, Israel and a number of other countries. Any patents issuing from these patent applications are also predicted without extension or adjustment to expire in December 2029.

Additional U.S. and international patent applications are pending covering additional methods of treatment with tenapanor, and composition of matter and methods of using compounds that we believe may be follow on compounds to tenapanor.

Other program patents

We have patent applications pending in the United States and internationally that cover the compositions and methods of using our TGR5 agonists, our FXR agonists and compounds in our RDX013 program.

MANUFACTURING

To date, we have relied upon third-party contract manufacturing organizations, or CMOs, to manufacture both the active pharmaceutical ingredient and final drug product dosage forms of our potential drug candidates used as clinical trial material. We expect that we will continue to rely upon CMOs for the manufacture of our clinical trial materials and for our commercial product requirements, when and if regulatory approval is received. Our license agreements with KKC, Knight, and Fosun Pharma require us to supply final drug product dosage forms of tenapanor and/or active pharmaceutical ingredient for their use in the development of tenapanor in each of their respective territories, and we are further obligated to continue to supply active pharmaceutical ingredient to support their commercialization of tenapanor in each of their territories. We expect that we will use CMOs to satisfy our supply obligations to our collaboration partners.

GOVERNMENT REGULATION

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and the FDA’s implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States.

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

Concurrent with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Other regulatory requirements

Any drugs manufactured or distributed by us or our collaboration partners pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning or untitled letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in, among other things, adverse publicity, warning or untitled letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

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

In addition, in July 2010, CMS released its final rule to implement a bundled prospective payment system for the treatment of CKD patients on dialysis as required by the Medicare Improvements for Patients and Providers Act, or MIPPA. The bundled payment includes all renal dialysis services furnished for outpatient maintenance dialysis, including ESRD-related drugs and biologicals. The final rule delayed the inclusion of oral medications without intravenous equivalents in the bundled payment until January 1, 2014 and in April 2014, due to subsequent legislative amendments, CMS provided that such inclusion will remain delayed until January 1, 2025. Unless additional Congressional action is taken, beginning in 2025 ESRD-related drugs will be included in the bundle and separate Medicare reimbursement will no longer be available for such drugs, as it is today under Medicare Part D. While it is too early to project the full impact that bundling may have on drugs for the control of serum phosphorus, the impact could potentially cause dramatic price reductions for tenapanor, if approved.

Healthcare reform

In March 2010, Congress passed, and President Obama signed into law, the Patient Protection and Affordable Care Act, a healthcare reform measure, or the Affordable Care Act. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry.

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

EMPLOYEES

As of December 31, 2019, we had a  total of 88 employees, all of which were full-time employees, including a total of 14 employees with Ph.D. degrees. Within our workforce, 63 employees are engaged in research and development and the remaining 25 in general management and administration, including finance, legal, and market development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with our employees.

CORPORATE INFORMATION

We were incorporated in Delaware on October 17, 2007, under the name Nteryx and changed our name to Ardelyx, Inc. in June 2008. We operate in only one business segment, which is the research and development of biopharmaceutical products. Our principal offices are located at 34175 Ardenwood Blvd., Fremont, CA 94555, and our telephone number is (510) 745‑1700. Our website address is www.ardelyx.com.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of December 31, 2019, we had an accumulated deficit of $460.5 million.

We expect to continue incur substantial operating losses for the foreseeable future as we prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor, including costs associated with preparing the new drug application, or NDA, for submission to the U.S. Food and Drug Administration, or FDA, to request marketing authorization for tenapanor for the control of serum phosphorus in CKD patients on dialysis, commercializing tenapanor for that indication, and continuing our discovery and research  activities.

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

We received FDA approval for our NDA for tenapanor for the treatment of IBS-C in September 2019. However, we do not currently expect to commercialize tenapanor for IBS-C ourselves in the United States, and have not entered into a collaboration partnership for such commercialization. We have no other products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to obtain the regulatory and marketing approvals necessary to commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, either on our own or with one or more collaboration partners, and on our ability to successfully identify a collaboration partner for the commercialization of tenapanor for the treatment of IBS-C. There can be no assurances that we will generate product revenue from sales of tenapanor, either on our own, or with a collaboration partner. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	obtaining regulatory approvals for tenapanor for the control of serum phosphorus in CKD patients on dialysis, either on our own or with one or more collaboration partners;
•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor for IBS-C in the United States;
•

our ability to successfully commercialize tenapanor, which has been approved by the FDA for the treatment of IBS-C, and/or tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, either on our own or with one or more collaboration partners;

•

developing a sustainable and scalable manufacturing process for tenapanor and establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support the market demand for tenapanor for the treatment of IBS-C, and/or, if approved, tenapanor for the control of serum phosphorus in CKD patients on dialysis;

•	obtaining market acceptance of tenapanor as a viable treatment option for the indications for which it is approved and commercialized;
•	addressing any competing technological and market developments;
•	identifying, assessing, acquiring, in-licensing and/or developing new product candidates;
•	negotiating favorable terms in any collaboration partnership, licensing or other arrangements into which we may enter;
•

maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and

•	attracting, hiring, and retaining qualified personnel.

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor for the IBS-C indication in the United States, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See NOTE  13, COLLABORATION AND LICENSING AGREEMENTS, in the notes to our financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K, for details on our obligations to AstraZeneca. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. If we are successful in obtaining regulatory approval to market tenapanor for the control of serum phosphorus in CKD patients on dialysis, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether tenapanor, along with other oral only drugs for CKD patients on dialysis, are bundled into the ESRD Prospective Payment System beginning in 2025, and the manner in which such introduction into the ESRD Prospective Payment System may occur. See “Third-party payor coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of patients suitable for tenapanor is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

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

We are permitted to make interest only payments on the loan facility through December 1, 2020. However, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lenders determine that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lenders to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others’ rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The Lenders could also exercise their rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our pre-commercialization efforts for tenapanor and our other product development and platform development activities.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with the preparation and submission of the NDA for, and, if approved, the commercialization of tenapanor for the control of serum phosphorus in CKD patients on dialysis, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the preparation and submission of an NDA with the FDA to request marketing authorization for tenapanor for the control of serum phosphorus in CKD patients on dialysis;
•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•

our ability to successfully commercialize tenapanor, which has been approved by the FDA for the treatment of patients with IBS-C, with one or more collaboration partners; and, our ability to successfully commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, either alone or with one or more collaboration partners;

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

•	the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
•	the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates, including RDX013;
•	the time and cost necessary to respond to technological and market developments;
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

Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, tenapanor, which may not receive regulatory approval for the control of serum phosphorus or be successfully commercialized for IBS-C or hyperphosphatemia.

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

•

the ability of the third-party manufacturers we contract with to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been fully demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP requirements;

•

whether the FDA requires us to conduct clinical trials in addition to those anticipated prior to approval to market tenapanor for the control of serum phosphorus, which could delay the commercialization of tenapanor for the control of serum phosphorus in CKD patients on dialysis in the U.S;

•

whether or not the content of the label approved by the FDA or foreign regulatory authorities may materially and adversely impact our ability the ability of our collaboration partners to commercialize the product for the approved indication, or for any other indication;

•	whether we will be required to conduct clinical trials in addition to those anticipated to obtain adequate commercial pricing;
•	the prevalence and severity of adverse side effects of tenapanor;
•	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval for the control of serum phosphorus;
•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;
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
•

our ability, alone or with collaboration partners, to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications for tenapanor for the treatment of IBS-C, and, if approved, for the control of serum phosphorus in CKD patients on dialysis;

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

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. Although tenapanor met the primary endpoints in all of the three Phase 3 clinical trials evaluating tenapanor for the control of serum phosphorus in CKD patients on dialysis, there can be no assurances that we will receive regulatory approval to market tenapanor for the control of serum phosphorus in CKD patients on dialysis. Further, it may not be possible or practicable to demonstrate, or if approved, to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor for the control of serum phosphorus, if approved, or for IBS-C. Additionally, we may not be successful in establishing a collaboration partnership for the commercialization of tenapanor for the treatment of IBS-C in the United States in a timely manner and under terms that are acceptable to us. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in completing the NDA submission for, and obtaining approval for, tenapanor for the control of serum phosphorus, or we are not successful in commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

Even if we are successful in obtaining regulatory approval for tenapanor for the control of serum phosphorus, and tenapanor is ultimately commercialized for any approved indications, tenapanor may never achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.

Even if we are successful in obtaining regulatory approval for tenapanor for the control of serum phosphorus, and tenapanor is ultimately commercialized for any approved indications, tenapanor may not achieve market acceptance among physicians, patients, third-party payors, patient advocacy groups, and the medical community. Market acceptance of tenapanor, in the event that marketing approval is obtained, depends on a number of factors, including:

•

with respect to tenapanor for IBS-C in the United States, our ability to obtain a collaboration partner for commercialization and the strength of such collaboration partner’s financial resources and marketing and distribution organizations, as well as the commitment of such collaboration partner’s sales organization to tenapanor;

•	the efficacy demonstrated in our clinical trials;
•

with respect to tenapanor for the control of serum phosphorus, whether tenapanor, along with other oral only medications, are included in the bundled prospective payment system for the treatment of ESRD patients, and the manner in which such transition is achieved;

•	the prevalence and severity of any side effects and overall safety and tolerability profile of the product;
•	the clinical indications for which it is approved;

•	advantages over new or traditional or existing therapies, including recently approved therapies or therapies that the physician community anticipate will be approved;
•	acceptance by physicians, major operators of clinics and patients of tenapanor as a safe, effective and well-tolerated treatment;
•	relative convenience and ease of administration of tenapanor;
•	the potential and perceived advantages of tenapanor over current treatment options or alternative treatments, including future alternative treatments;
•	the cost of treatment in relation to alternative treatments and the willingness to pay for tenapanor, if approved, on the part of physicians and patients;
•	the availability of alternative products and their ability to meet market demand; and
•	the quality of our relationships with patient advocacy groups.

Any failure by us to obtain a collaboration partner for the commercialization of tenapanor in the United States for IBS-C and any failure of tenapanor to achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success for any approved indications would adversely affect our results of operations.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to commercialize tenapanor or any of our other product candidates.

We currently do not have a sales organization. In order to commercialize or co-promote tenapanor for the treatment of IBS-C, we currently plan to seek a collaborative relationship with one or more third parties, rather than to build internal marketing, sales, distribution, managerial and other non-technical capabilities for the commercialization of tenapanor for IBS-C. There can be no assurances that we will be successful in establishing collaborative relationships in a timely manner or on terms that are acceptable to us, and if we fail to do so, we may choose to further delay, or delay indefinitely, the commercialization of tenapanor for IBS-C.

We currently plan to commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, on our own. In order to do so, we will need to establish an appropriate sales organization with technical expertise, as well as supporting distribution capabilities. This will be expensive and time consuming. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to secure the capital necessary to fund such efforts on acceptable terms, hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team.

If we fail or are delayed in the development of our internal sales, marketing and distribution capabilities, we may choose to delay the commercialization tenapanor for the control of serum phosphorus, if approved, or such commercialization could be adversely impacted.

Third-party payor coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

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

There is increased uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without intravenous equivalents in the bundled payment was initially delayed until January 1, 2014 and through several subsequent legislative actions was delayed again January 1, 2025. As a result, absent further legislation on this matter, beginning in 2025, oral-only ESRD-related drugs may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on the industry, the impact could potentially cause dramatic price reductions for tenapanor, if approved. We may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production are higher than levels necessary for an appropriate gross margin after payment of all discounts, rebates and chargebacks.

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

Furthermore, we could encounter delays if our ongoing clinical trials are suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Any delays in completing a clinical trial will increase costs, slow down our development and regulatory approval process for our potential products and jeopardize the ability to commence product sales and generate revenue from a potential product. Any of these occurrences may significantly harm our business, financial condition and prospects.

Furthermore, even though we have completed our Phase 3 clinical development program for tenapanor for the control of serum phosphorus, the results may not be sufficient to obtain the desired regulatory approval for tenapanor, or if such regulatory approval is obtained, the content of the label approved by regulatory authorities may materially and adversely impact our ability to commercialize the product for the approved indication.

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

Undesirable side effects caused by our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, vomiting, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes. Despite our receipt of marketing approval for tenapanor for IBS-C and the completion of our Phase 3 clinical program for tenapanor for the control of serum phosphorus, in the event that future trials conducted by us with tenapanor, or trials we conduct with our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tenapanor for such indication, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us to cease further development of a product candidate for a particular indication, or entirely. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, if we or others identify undesirable side effects caused by one of our products for which we have received regulatory approval, a number of potentially significant negative consequences could occur, including:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we, or a collaboration partner, may be required to recall the product;
•

additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof, including the imposition of a Risk Evaluation and Mitigation Strategy, or REMS, which could require creation of a Medication Guide or patient package insert outlining the risks of such side effects for distribution to patients, a communication plan to educate healthcare providers of the drugs’ risks, as well as other elements to assure safe use of the product, such as a patient registry and training and certification of prescribers;

•	we, or a collaboration partner, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer.

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

For example, tenapanor will, if approved for the control of serum phosphorus in CKD patients on dialysis, compete directly with phosphate binders for the control of serum phosphorus in CKD patients on dialysis. The various types of phosphate binders commercialized in the United States include the following:

•	Calcium carbonate (many over-the-counter brands including Tums and Caltrate);
•	Calcium acetate (several prescription brands including PhosLo and Phoslyra);
•	Lanthanum carbonate (Fosrenol);
•	Sevelamer hydrochloride (Renagel);
•	Sevelamer carbonate (Renvela);
•	Sucroferric oxyhydroxide (Velphoro); and
•	Ferric citrate (Auryxia).

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

While we have continued to work to optimize our management composition, personnel and systems to support our current activities for future growth, these resources may not be adequate for this purpose. Our need to effectively execute our business strategy requires that we:

•	manage our pre-commercialization activities effectively;
•	manage our clinical trials effectively;
•	manage our internal research and development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
•	continue to improve our operational, financial and management controls, reporting systems and procedures; and
•	retain and motivate our remaining employees and potentially identify, recruit, and integrate additional employees.

If we are unable to maintain or expand our managerial, operational, financial and other resources to the extent required to manage our development and pre-commercialization activities, our business will be materially adversely affected.

We rely completely on third parties to manufacture our nonclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of tenapanor, if tenapanor is ultimately commercialized for any indication. Our business would be harmed if those third parties fail to obtain approval of the FDA or comparable regulatory authorities, fail to provide us with sufficient quantities of drug, or fail to do so at acceptable quality levels or prices.

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

If we fail to attract, retain and motivate our executives, senior management and key personnel, our business will suffer.

Recruiting and retaining qualified scientific, clinical, medical, manufacturing, and sales and marketing personnel is critical to our success. We are also highly dependent on our executives, senior management and certain other key employees. The loss of the services of our executives, senior management or other key employee could impede the achievement of our research, development and commercial objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executives, senior management and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. We may be unable to hire, train or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel, particularly in our geographic regions. Furthermore, we have announced that, Mark Kaufmann, our Chief Financial Officer intends to transition out of the company on or around March 13, 2020. While we are actively recruiting for his replacement, there can be no assurances that we will be able to replace Mr. Kaufmann prior to his planned departure. If we are unable to continue to attract and retain high quality personnel, our ability to grow and pursue our business strategy will be limited.

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

In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations. Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personnel information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. We may also be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the Securities and Exchange Commission, or SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. Prior to December 31, 2019, we were an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we took advantage of certain exemptions from various reporting requirements that were applicable to public companies that are emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. We ceased to be an emerging growth company after December 31, 2019 and are required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting as part of our Annual Report on form 10-K for the fiscal year ended December 31, 2019.

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

We identified a material weakness in our internal control over financial reporting as of June 30, 2019. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us and could have a material adverse effect on the price of our common stock.

In accordance with Section 404, management assessed the effectiveness of our internal control over financial reporting and based on our management’s assessment using criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, management had concluded that our internal control over financial reporting was not effective as of June 30, 2019 and remained not effective as of September 30, 2019. Management and our independent registered public accounting firm had identified a control deficiency that constituted a material weakness. The material weakness was due to a failure in the design and implementation of controls over the evaluation of the terms of our clinical trial contracts for inclusion into our clinical financial model which estimates clinical trial expenses. Specifically, we had failed to properly interpret an expense in our clinical trial contracts which resulted in the over accrual of our clinical trial expenses during 2018 and the first quarter of 2019. This material weakness was remediated as of December 31, 2019 and management concluded that our internal controls over financial reporting were effective as of December 31, 2019.

We had developed and implemented a remediation plan for this material weakness which included modifications to the design and implementation of certain internal controls. Although we have remediated this material weakness as of December 31, 2019 as attested by our independent registered public accounting firm, we can give no assurance that an additional material weakness or significant deficiency in our internal controls over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations. If we cannot in the future favorably assess the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on the trading price of our common stock.

We have formed in the past, and may form in the future, collaboration partnerships, joint ventures and/or licensing arrangements, and we may not realize the benefits of such collaborations.

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we currently expect to form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with KKC for certain research programs and for commercialization of tenapanor for hyperphosphatemia in Japan; with Fosun Pharma for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; and in Canada with Knight for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish a collaboration partnership for tenapanor for IBS-C commercialization in the United States or for any future product candidates and programs on terms that are acceptable to us, or at all. With respect to tenapanor for IBS-C in the United States, this may be because third parties may not view tenapanor for the treatment of IBS-C as having sufficient potential to be successfully commercialized. Additionally, despite third party interest in the commercialization of tenapanor for IBS-C in the United States, we may decide that it is not in the best interests of the Company to enter into such a collaboration partnership. If we are unable to establish a collaboration partnership for the commercialization of IBS-C in the United States under acceptable terms, the commercialization of tenapanor for IBS-C could be materially and adversely impacted, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, we may not be successful in our efforts to establish collaboration partnerships for our other product candidates because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view such other product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

We may consider strategic transactions, such as acquisitions of companies, asset purchases, and/or in-licensing of products, product candidates or technologies. In addition, if we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor or certain of our product candidates through the use of alternative structures. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, spin outs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	up-front, milestone and royalty payments, equity investments and financial support of new research and development candidates including increase of personnel, all of which may be substantial;
•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;

•	incurrence of substantial debt or dilutive issuances of equity securities;
•	higher-than-expected acquisition and integration costs;
•	write-downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

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

Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of the facilities of our collaboration partners, suppliers or contract manufacturers. Any disruption of our collaboration partners, suppliers or contract manufacturers could impact our operating results. For example, a supplier of intermediates for our API is located in China and one of our collaboration partners is located in Japan, both of which have recently experienced an outbreak of the novel coronavirus. While at this point, the extent to which the coronavirus outbreak may impact our results is uncertain, it could result in delays in delivery of our intermediates from our supplier, or delays in development activities by our collaboration partners, which may negatively impact our operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our current or future products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any of our collaboration partners is permitted to market any drug product in the United States until we receive marketing approval from the FDA. Obtaining regulatory approval of a NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

•	warning or untitled letters;
•	civil and criminal penalties;
•	injunctions;

•	withdrawal of regulatory approval of products;
•	product seizure or detention;
•	product recalls;
•	total or partial suspension of production; and
•	refusal to approve pending NDAs or supplements to approved NDAs.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies, and depends upon numerous factors. The FDA and comparable foreign authorities have substantial discretion in the approval process and we may encounter matters with the FDA or such comparable authorities that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies for a drug product either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or result in a decision not to approve an application for regulatory approval. Despite the time and expense exerted, failure can occur at any stage.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	warning or untitled letters, fines or holds on clinical trials;
•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;

•	injunctions or the imposition of civil or criminal penalties;
•	suspension or revocation of existing regulatory approvals;
•	suspension of any of our ongoing clinical trials;
•	refusal to approve pending applications or supplements to approved applications submitted by us;
•	restrictions on our or our contract manufacturers’ operations; or
•	product seizure or detention, or refusal to permit the import or export of products.

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

Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FFDCA, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

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

In order to market any product in the EEA (which is composed of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Before the MA is granted, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Although we do not currently have any products on the market, once we begin commercializing our products, we and our collaboration partners may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate as a commercial organization include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

the federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, certain other healthcare providers beginning in 2022, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the current Presidential Administration to modify, or repeal all, or certain provisions of, the Affordable Care Act. By way of example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, and other efforts to challenge, repeal, or replace the ACA will impact the ACA or our business. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These new laws, among other things, included aggregate reductions of Medicare payments of 2% per fiscal year to providers that will remain in effect through 2029 unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

Following the approval by the FDA for our NDA to market tenapanor for IBS-C, we became eligible to seek and sought patent term restoration under the Hatch-Waxman Act for one of the U.S. patents covering our approved product or the use thereof. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Despite seeking patent term extension for tenapanor or other product candidates, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•	results from, or any delays in, clinical trial programs relating to our product candidates;
•	the success of our efforts to establish a collaboration partnership for the commercialization of tenapanor for IBS-C in the United States;
•	our ability, alone or with collaboration partners, to commercialize or obtain regulatory approval for tenapanor, or delays in commercializing or obtaining regulatory approval;
•

announcements of regulatory approval, results of regulatory inspections of our facilities or those of our contract manufacturing organizations, or specific label restrictions or patient populations for tenapanor’s use, or changes or delays in the regulatory review process;

•	announcements relating to our current or future collaboration partnerships;
•	announcements of therapeutic innovations or new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our product label, our clinical trials, manufacturing supply chain or sales and marketing activities;
•	changes or developments in laws or regulations applicable to our product candidates;
•	the success of our testing and clinical trials;
•	failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates;
•	the success of our efforts to acquire or license or discover additional product candidates;
•	any intellectual property infringement actions in which we may become involved;
•	the success of our efforts to obtain adequate intellectual property protection for our product candidates;
•	announcements concerning our competitors or the pharmaceutical industry in general;
•	achievement of expected product sales and profitability;
•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	sales of debt securities and sales or licensing of assets;
•	general economic and market conditions and overall fluctuations in the United States equity markets; and
•	the loss of any of our key scientific or management personnel.

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

Based on the number of shares outstanding as of December 31, 2019, our officers, directors and affiliated stockholders who hold at least 5% of our stock together beneficially own approximately 52.2% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.  As of December 31, 2019, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund associated with one of our directors, collectively beneficially owned approximately 19.4% of our common stock, including shares that NEA has the right to acquire within 60 days of December 31, 2019 upon exercise of warrants held by NEA.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2019, we had 88,817,741 shares of common stock outstanding. Of those shares, approximately 43.9 million were held by current directors, executive officers and stockholders owning 5% or more of our outstanding common stock.

As of December 31, 2019, approximately 0.8 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 7.3 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of December 31, 2019, approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is currently located in Fremont, California, and consists of 72,500 square feet of leased office and laboratory space under a lease that expires in September 2021, with an option to extend the lease term subsequently by five years. In addition, we lease 3,520 square feet of office space in Waltham, Massachusetts, under a lease that currently expires in September 2021. We believe that our existing facilities are adequate for our current needs. If we determine that additional or new facilities are needed in the future, we believe that sufficient options would be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe that as of December 31, 2019, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

On June 19, 2014, our common stock commenced trading on The Nasdaq Global Market under the symbol “ARDX”. Prior to that date, there was no public trading market for our common stock. As of December 31, 2019, there were 35 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

As disclosed in our Current Report on Form 8-K filed with the SEC on December 2, 2019, on November 22, 2019, we entered into a Stock Purchase Agreement with KKC pursuant to which we sold an aggregate of 2,873,563 shares of common stock in a private placement exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D under the Securities Act. In accordance with the instructions to Part II, Item 5(a) of Form 10-K, the Item 701 information is omitted from this Annual Report on Form 10-K.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and the notes included elsewhere in this annual report on Form 10‑K and also with “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and our financial statements and the notes thereto included in Part II, Item 8, of this Annual Report on Form 10‑K.

	Year Ended December 31,
Statement of Operations Data:	2019	2018	2017	2016	2015
	(in thousands, except share and per share amounts)
Revenue:
Licensing revenue	$4,500	$2,320	$42,000	$—	$21,611
Collaborative development revenue	459	—	—	—	2,415
Other revenue	322	287	—	—	—
Total revenues	5,281	2,607	42,000	—	24,026
Cost of revenue	600	466	8,400	—	—
Gross profit	4,681	2,141	33,600	—	24,026
Operating expenses:
Research and development	71,677	69,373	75,484	94,161	39,885
General and administrative	24,267	23,715	23,231	18,734	13,530
Total operating expenses	95,944	93,088	98,715	112,895	53,415
Loss from operations	(91,263)	(90,947)	(65,115)	(112,895)	(29,389)
Interest expense	(5,726)	(3,534)	—	—	—
Other income (expense), net	2,352	3,187	1,955	508	(261)
Loss before provision for income taxes	(94,637)	(91,294)	(63,160)	(112,387)	(29,650)
Provision for (benefit from) income taxes	303	4	1,179	—	(29)
Net loss	$(94,940)	$(91,298)	$(64,339)	$(112,387)	$(29,621)
Net loss per common share, basic and diluted	$(1.47)	$(1.62)	$(1.36)	$(2.80)	$(1.29)
Shares used in computing net loss per share - basic and diluted	64,478,066	56,219,919	47,435,331	40,118,522	22,892,640

	As of December 31,
Balance Sheet Data:	2019	2018	2017	2016	2015
	(in thousands)
Cash, cash equivalents and short-term investments	$247,512	$168,089	$133,976	$200,823	$107,004
Total assets	259,782	183,332	157,903	213,131	116,946
Loan payable, net of current portion	48,831	49,209	—	—	—
Accumulated deficit	(460,452)	(365,512)	(278,214)	(213,875)	(101,488)
Total stockholders' equity	186,655	115,813	139,312	193,151	108,901

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

OVERVIEW

We are a specialized biopharmaceutical company focused on developing first-in-class medicines to improve treatment for people with cardiorenal diseases. This includes patients with chronic kidney disease, or CKD, on dialysis suffering from elevated serum phosphorus, or hyperphosphatemia; and patients with CKD and/or heart failure patients with elevated serum potassium, or hyperkalemia.

Our portfolio is led by the development of tenapanor, a first-in-class medicine in late-stage clinical development for the control of serum phosphorus in patients with CKD on dialysis. Tenapanor has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3, or NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption.

We have evaluated tenapanor in a Phase 3 program for the control of serum phosphorus in CKD patients on dialysis. In December 2019, we reported statistically significant topline efficacy results from our second monotherapy Phase 3 clinical trial, the PHREEDOM trial. The PHREEDOM trial followed a successful monotherapy Phase 3 clinical trial completed in 2017, which achieved statistical significance for the primary endpoint. PHREEDOM is a one-year study with a 26-week open-label treatment period and a 12-week double-blind, placebo-controlled randomized withdrawal period followed by a 14-week open-label safety extension period. An active safety control group, for safety analysis only, received sevelamer, open-label, for the entire 52-week study period. Patients completing the PHREEDOM trial from both the tenapanor arm and the sevelamer active safety control arm had the option to participate in NORMALIZE, an ongoing open-label 18-month extension study. The goal of the NORMALIZE study is to further our understanding of the potential for the dual mechanism of tenapanor and sevelamer to reduce patients’ serum phosphorus levels towards normal (<4.6 mg/dL) while minimizing medication burden. In addition, in September 2019, we reported positive results from the AMPLIFY trial, a Phase 3 study evaluating tenapanor in patients with CKD on dialysis who had uncontrolled hyperphosphatemia despite phosphate binder treatment.

We are preparing to submit a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis in mid-2020. Tenapanor, if approved, would be the first therapy for phosphate management that is not a phosphate binder. As tenapanor is a novel, potent, small molecule there would be significantly less pill burden than with phosphate binders. Tenapanor is dosed as a single pill, twice-daily, which we believe could greatly improve patient adherence and compliance and free patients from having to take multiple pills before every meal.

We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking common blood pressure medications known as RAAS inhibitors, which inhibit the renin-angiotensin-aldosterone system. Similar to what we have done with tenapanor in developing a non-binder approach for the treatment of elevated serum phosphate levels, RDX013 is designed to offer a non-binder alternative to lowering elevated potassium with a much lower pill burden than potassium binders and we believe may provide significant advantages as a stand-alone agent or in combination with potassium binders.

In addition to the development of tenapanor in our cardiorenal portfolio, we have developed tenapanor for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C. On September 12, 2019, we received US FDA approval of IBSRELA® (tenapanor) for the treatment of IBS-C in adults. IBS-C is a burdensome GI disorder affecting a significant number of people. It is characterized by significant abdominal pain, constipation, straining during bowel movements, bloating and/or gas.

IBSRELA (tenapanor) is a locally acting inhibitor NHE3, an antiporter expressed on the apical surface of the small intestine and colon primarily responsible for the absorption of dietary sodium. By inhibiting NHE3 on the apical surface of the enterocytes, tenapanor reduces absorption of sodium from the small intestine and colon, resulting in an increase in water secretion into the intestinal lumen, which accelerates intestinal transit time and results in a softer stool consistency. Tenapanor has also been shown to reduce abdominal pain by decreasing visceral hypersensitivity and by decreasing intestinal permeability in animal models. In a rat model of colonic hypersensitivity, tenapanor reduced visceral hyperalgesia and normalized colonic sensory neuronal excitability.

We have developed a proprietary drug discovery and design platform to discover targets found in the GI tract that regulate processes in the body and design product candidates that act upon those targets to take advantage of the gut’s ability to communicate with other organs.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales. As of December 31, 2019, we had an accumulated deficit of $460.5 million.

We expect to continue to incur substantial operating losses for the foreseeable future as a result of costs associated with the following activities: our continued development of tenapanor for the control of serum phosphorus in CKD patients on dialysis; the preparation of the NDA to seek marketing approval in the United States for tenapanor for the control of serum phosphorus in patients with CKD on dialysis; our preparations for the commercialization of tenapanor in the United States for the control of serum phosphorus in CKD patients on dialysis, including significant increased personnel costs associated with building out our commercial team; the performance of certain activities required as a result of our NDA approval of tenapanor for IBS-C, including costs associated with conducting the pediatric clinical trials for IBS-C; and the advancement of our research programs into the preclinical stage. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, and funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.

FINANCIAL OPERATIONS OVERVIEW

Revenue

Our revenue to date has been generated primarily through license, research and development collaborative agreements with various collaboration partners. We have not generated any revenue from product sales. In the future, we may generate revenue from a combination of license fees and other upfront payments, milestone payments, product sales and royalties in connection with our current or future collaborative partnerships. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our or our collaborators’ achievement of preclinical, clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; and the extent to which any of our product candidates are approved and successfully commercialized by us or a collaboration partner. If we, our current collaboration partners or any future collaboration partners fail to develop product candidates in a timely manner or to obtain regulatory approval for product candidates, our ability to generate future revenue from collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods. See NOTE 2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the notes to our financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K, for further details.

Cost of Revenue

Cost of revenue currently represents payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $10.5 million of the $75.0 million under the AZ Termination Agreement. See details in NOTE 13, COLLABORATION AND LICENSING AGREEMENTS, under AstraZeneca, in the notes to our financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K.

Research and Development

We recognize all research and development expenses as they are incurred to support the discovery, research, development and manufacturing of our product candidates. Research and development expenses consist of the following:

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

We expect to continue to make substantial investments in research and development activities as we further progress the development of tenapanor, as well as our other product candidates, as we advance our research programs into the preclinical stage and as we continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may not succeed in achieving marketing approval for all of our product candidates, including tenapanor for the control of serum phosphorus. Additionally, for the marketing approval received in the United States for tenapanor for the treatment of IBS-C, we may not be successful in securing one or more collaboration partners to commercialize tenapanor in the United States or in other territories. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, market acceptance, sufficient third-party coverage or reimbursement, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability.

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

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, for our executive, board, finance, legal, business development, market development, commercial and support staff. Other general and administrative expenses include facility related costs and professional fees for legal, accounting and audit, investor relations, other consulting services and allocated facility-related costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future primarily because of increased pre-commercial activities, personnel costs and professional fees for services to support the potential launch and commercialization of tenapanor for the control of serum phosphorus in CKD patients on dialysis.

Interest Expense

Interest expense represents the interest paid on our loan payable.

Other Income, net

Other income consists of interest income earned on our cash and cash equivalents and held-to-maturity investments, the periodic revaluation of the exit fee related to our loan and currency exchange gains and losses.

Provision for Income Taxes

Our provision for income taxes includes current and deferred tax, including foreign withholding taxes paid on payments received from certain collaboration partners. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred tax assets continue to be fully offset by a valuation allowance, including deferred tax assets related to our net operating loss carryforwards, which may be subject to annual limitations as a result of ownership changes that may have occurred or could occur in the future.

CRITICAL ACCOUNTING POLICES AND ESTIMATES

A detailed discussion of our significant accounting policies can be found in NOTE 2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, in the notes to our financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

We consider certain accounting policies related to revenue recognition, accrued research and development expenses and stock-based compensation to be critical policies to understanding the judgments and estimates applied in our reported financial results.

Revenue Recognition

We generate revenue primarily from research and collaboration and license agreements with customers. Goods and services in the agreements may include the grant of licenses for the use of our technology, the provision of services associated with the research and development of product candidates, manufacturing services, and participation in joint steering committees. The terms of these arrangements typically include payment to us of one or more of the following:

non-refundable, up-front license fees; research, development, regulatory and commercial milestone payments; reimbursement of research and development services; option payments; reimbursement of certain costs; payments for manufacturing supply services; and future royalties on net sales of licensed products.

When two or more contracts are entered into with the same customer at or near the same time, we evaluate the contracts to determine whether the contracts should be accounted for as a single arrangement. Contracts are combined and accounted for as a single arrangement if one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective; (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or (iii) the goods or services promised in the contracts (or some goods or services promised in each of the contracts) are a single performance obligation.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, management performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraints on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for contracts with customers, we develop assumptions that require judgment to determine whether promised goods and services represent distinct performance obligations and the standalone selling price for each performance obligation identified in the contract. This evaluation is subjective and requires us to make judgments about the promised goods and services and whether those goods and services are separable from other aspects of the contract. Further, determining the standalone selling price for performance obligations requires significant judgment, and when an observable price of a promised good or service is not readily available, we consider relevant assumptions to estimate the standalone selling price, including, as applicable, market conditions, development timelines, probabilities of technical and regulatory success, reimbursement rates for personnel costs, forecasted revenues, potential limitations to the selling price of the product and discount rates.

We apply judgment in determining whether a combined performance obligation is satisfied at a point in time or over time, and, if over time, concluding upon the appropriate method of measuring progress to be applied for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, as estimates related to the measure of progress change, related revenue recognition is adjusted accordingly. Changes in our estimated measure of progress are accounted for prospectively as a change in accounting estimate. We recognize collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, we measure actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. We will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes.  Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in our balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months, this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in our balance sheets. If we expect to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

Milestone Payments: At the inception of each arrangement that includes research and development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraints, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect earnings in the period of adjustment.

Manufacturing supply services: Arrangements that include a promise for the future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the customer exercises these options, any payments are recorded in other revenues when the customer obtains control of the goods, which is upon delivery.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

Licenses of intellectual property: If a license granted to a customer to use our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from consideration allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we apply judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, to conclude upon the appropriate method of measuring progress for purposes of recognizing revenue related to consideration allocated to the performance obligation.

Options: Customer options, such as options granted to allow a licensee to choose to research, develop and commercialize licensed compounds are evaluated at contract inception in order to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the standalone selling price, and revenue is recognized when or as the future goods or services are transferred or when the option expires. Customer options that are not material rights do not give rise to a separate performance obligation, and as such, the additional consideration that would result from a customer exercising an option in the future is not included in the transaction price for the current contract. Instead, the option is deemed a marketing offer, and additional option fee payments are recognized or being recognized as revenue when the licensee exercises the option. The exercise of an option that does not represent a material right is treated as a separate contract for accounting purposes.

Contract costs: We recognize as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. We have elected a practical expedient wherein we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. To date, we have not incurred any material incremental costs of obtaining a contract with a customer.

Contract modifications: Contract modifications, defined as changes in the scope or price (or both) of a contract that are approved by the parties to the contract, such as a contract amendment, exist when the parties to a contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties to the contract. Depending on facts and circumstances, we account for a contract modification as one of the following: (i) a separate contract; (ii) a termination of the existing contract and a creation of a new contract; or (iii) a combination of the preceding treatments. A contract modification is accounted for as a separate contract if the scope of the contract increases because of the addition of promised goods or services that are distinct and the price of the contract increases by an amount of consideration that reflects our standalone selling prices of the additional promised goods or services. When a contract modification is not considered a separate contract and the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification, we account for the contract modification as a termination of the existing contract and a creation of a new contract. When a contract modification is not considered a separate contract and the remaining goods or services are not distinct, we account for the contract modification as an add-on to the existing contract and as an adjustment to revenue on a cumulative catch-up basis.

We receive payments from our licensees as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Where applicable, amounts are recorded as unbilled revenue when our right to consideration is unconditional. We do not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

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

Performance-based RSUs, or PRSUs, are valued at grant-date fair market value. The vesting of the PRSUs is based on performance conditions. Performance conditions include: (i) a specific performance criteria and (ii) the employee’s continuous employment by the company for a stated period of time in order to earn the right to the related PRSUs to vest. The Company recognizes compensation cost with respect to the vesting of the PRSUs on a ratable basis over the requisite service period, upon the performance conditions being deemed probable of achievement.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,
	2019	2018
	(in thousands)
Licensing revenue	$4,500	$2,320
Collaborative development revenue	459	—
Other revenue	322	287
Total revenues	5,281	2,607
Dollar change from prior year	2,674
Percent change from prior year	103%

Total revenues for the year ended December 31, 2019 were $5.3 million, which represents an increase of $2.7 million, or 103%, as compared to total revenues of $2.6 million for the year ended December 31, 2018.  The licensing revenue of $4.5 million is attributable to the achievement of a milestone, which amounted to $3.0 million, pursuant to our exclusive license agreement with Fosun Pharma, entered into in December 2017 for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and IBS-C, and the full recognition of the $1.5 million license fee related to the XuanZhu Agreement, as discussed in NOTE 13, COLLABORATION AND LICENSING AGREEMENTS, to our financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

The increase in collaborative development revenue of $0.5 million is attributable entirely to the revenue recognized, under the input method, during the fourth quarter of 2019 related to the 2019 KKC Agreement. We expect to recognize the remaining $9.5 million of the initial transaction price over the research and development period of the program that is currently expected to extend through the end of 2021. However, we will revisit our current estimates and timing of performance at the end of each future reporting period and adjust as necessary.

The other revenue of $0.3 million relates to the manufacturing supply of tenapanor and other materials sold to KKC in connection with that collaboration partner’s product development and clinical trials in Japan.

Cost of Revenue

	Year Ended December 31,
	2019	2018
	(in thousands)
Cost of revenue	$600	$466
Dollar change from prior year	134
Percent change from prior year	29%

Cost of revenue was $0.6 million for the year ended December 31, 2019, an increase of $0.1 million, or 29%, compared to $0.5 million for the year ended December 31, 2018. The cost of revenue in both periods represent payments due to AstraZeneca under the AstraZeneca Termination Agreement and are related primarily to tenapanor-related up front and milestone payments from our collaboration partners.

Research and Development

	Year Ended December 31,
	2019	2018
	(in thousands)
Research and development	$71,677	$69,373
Dollar change from prior year	2,304
Percent change from prior year	3%

Research and development expenses were $71.7 million for the year ended December 31, 2019, an increase of $2.3 million, or 3%, compared to $69.4 million for the year ended December 31, 2018. The increase consisted of a $3.7 million increase in our internal program costs and a $1.4 million decrease in our external program costs.

The increase in our internal costs of $3.7 million was primarily due to an increase in headcount and related personnel costs and an increase in stock-based compensation expenses.

The decrease in our external program costs of $1.4 million included a $4.6 million decrease in expenses primarily related to manufacturing of tenapanor and regulatory expenses related to our IBS-C NDA in 2018, partially offset by $2.5 million increase in clinical development expenses related to our RDX013 program and a $0.7 million increase primarily related to our tenapanor clinical trial expenses that includes an out-of-period adjustment recorded during the second quarter of 2019 that reduced clinical trial expenses by $3.6 million related to our tenapanor clinical trials.

General and Administrative

	Year Ended December 31,
	2019	2018
	(in thousands)
General and administrative	$24,267	$23,715
Dollar change from prior year	552
Percent change from prior year	2%

General and administrative expenses were $24.3 million for the year ended December 31, 2019, an increase of $0.6 million, or 2%, compared to $23.7 million for the year ended December 31, 2018.  The increase was primarily due to an increase in personnel costs, stock-based compensation expense, audit expenses and recruiting expenses, partially offset by a decrease in other professional services.

Interest Expense

Interest expense was $5.7 million for the year ended December 31, 2019, an increase of $2.2 million, or 62%, compared to $3.5 million for the year ended December 31, 2018. The increase in interest expense in 2019 compared to 2018 was because the interest expense during 2018 represents only part of the year related to the loan agreement entered in May 2018, as compared with a full year of interest expense in 2019.

Other Income, net

Other income, net,  was $2.4 million for the year ended December 31, 2019,  which represents a  decrease of $0.8 million, or 26%, compared to $3.2 million for the year ended December 31, 2018. The decrease was primarily due to a decrease in treasury-related income and a revaluation to higher exit fee revaluation adjustments related to our loan agreement.

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,
	2018	2017
	(in thousands)
Licensing revenue	$2,320	$42,000
Other revenue	287	—
Total revenues	2,607	42,000
Dollar change from prior year	(39,393)
Percent change from prior year	(94)%

Total revenues  were $2.6 million for the year ended December 31, 2018, a decrease of $39.4 million, or 94%, compared to $42.0 million for the year ended December 31, 2017. Total revenues of $2.6 million in the year ended December 31, 2018 included $2.3 million of licensing revenue related to the upfront payment from Knight and $0.3 million of other revenue related to the manufacturing supply of tenapanor and other materials to KKC, for its product development and clinical trials in Japan, in accordance with our license agreement with KKC. Total revenue of $42.0 million in the year ended December 31, 2017 was comprised of licensing revenue related to upfront payments in accordance with our KKC and Fosun Pharma license agreements.

Cost of Revenue

	Year Ended December 31,
	2018	2017
	(in thousands)
Cost of revenue	$466	$8,400
Dollar change from prior year	(7,934)
Percent change from prior year	(94)%

Cost of revenue was $0.5 million for the year ended December 31, 2018, a decrease of $7.9 million, or 94%, compared to $8.4 million for the year ended December 31, 2017. The cost of revenue in both periods represented payments due to AstraZeneca under the AstraZeneca Termination Agreement and are related primarily to tenapanor-related up front and milestone payments from our collaboration partners.

Research and Development

	Year Ended December 31,
	2018	2017
	(in thousands)
Research and development	$69,373	$75,484
Dollar change from prior year	(6,111)
Percent change from prior year	(8)%

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

The decrease in our internal costs of $5.0 million was primarily due to a decrease in personnel costs, including stock-based compensation costs as a result of a reduction in force during the third quarter of 2017, and a related decrease in research and development activities

General and Administrative

	Year Ended December 31,
	2018	2017
	(in thousands)
General and administrative	$23,715	$23,231
Dollar change from prior year	484
Percent change from prior year	2%

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

Interest Expense

Interest expense was $3.5 million for the year ended December 31, 2018, an increase of $3.5 million, compared to zero for the year ended December 31, 2017. The increase in 2018 represents loan and interest expense related to the loan agreement entered in May 2018.

Other Income, net

Other income, net  was $3.2 million for the year ended December 31, 2018, an increase of $1.2 million, or 63%, compared to $2.0 million for the year ended December 31, 2017. The increase was primarily due to an increase in treasury-related income, partially offset by currency exchange loss.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$181,133	$78,768
Short-term investments	66,379	89,321
Total liquid funds	$247,512	$168,089

As of December 31, 2019, we had cash, cash equivalents and short-term investments totaling $247.5 million compared to $168.1 million as of December 31, 2018.

On December 9, 2019, we completed an underwritten public offering of 20,000,000 shares of common stock at a price of $6.25 per share before underwriting discounts and commissions, or the 2019 Offering. In connection with the 2019 Offering, we entered into an underwriting agreement, or the 2019 Underwriting Agreement, with Citigroup Global Markets Inc., Cowen and Company LLC, SVB Leerink LLC and Piper Jaffray & Co., or collectively the 2019 Underwriters, pursuant to which we granted to the 2019 Underwriters a 30-day option to purchase up to an additional 3,000,000 shares of our common stock, or the 2019 Overallotment. We completed the sale of 23,000,000 shares, inclusive of the 2019 Overallotment, to the 2019 Underwriters and that sale resulted in our receipt of aggregate gross proceeds of approximately $143.8 million, less underwriting discounts, commissions and offering expenses totaling approximately $8.9 million, which resulted in net proceeds of approximately $134.9 million.

On November 22, 2019, we and KKC entered into a stock purchase agreement, pursuant to which we sold an aggregate of 2,873,563 shares of our common stock at $6.96 per share for aggregate net proceeds of approximately $20.0 million, or the Private Placement. The Private Placement closed on November 25, 2019.

On August 9, 2018, we filed a prospectus supplement with the SEC pursuant to our previously filed shelf registration statement on Form S-3 (File No. 333-217441). The prospectus covers the offering, issuance and sale of up to $50.0 million of shares of common stock from time to time in “at the market” offerings pursuant to a Sales Agreement entered into with SVB Leerink (formerly known as Leerink Partners LLC), or Leerink, on August 9, 2018. As of December 31, 2019, no shares have been offered or issued or sold against the Sales Agreement with Leerink.

On May 25, 2018, we completed an underwritten public offering of 12,500,000 shares of common stock at a price of $4.00 per share before underwriting discounts and commissions, or the 2018 Offering. In connection with the 2018 Offering, we entered into an underwriting agreement, or the 2018 Underwriting Agreement, with Jefferies LLC and SVB Leerink (formerly known as Leerink Partners LLC), or together the 2018 Underwriters, pursuant to which we granted to the 2018 Underwriters a 30-day option to purchase up to an additional 1,875,000 shares of our common stock, or the 2018 Overallotment. We completed the sale of 14,375,000 shares, inclusive of the 2018 Overallotment, to the 2018 Underwriters, and that sale resulted in our receipt of aggregate gross proceeds of approximately $57.5 million, less underwriting discounts, commissions and offering expenses totaling approximately $3.7 million, which resulted in net proceeds of approximately $53.8 million.

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

Our primary sources of cash have been from the sale and issuance of common stock, public offerings, private placement and convertible preferred stock, funds from our collaboration partnerships, and funds from our loan agreement. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing capital resources as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. There are numerous risks and uncertainties associated with research, development and commercialization initiatives, and actual results could vary materially as a result of a number of factors, many of which are outside of our control. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the preparation and submission of an NDA with the FDA to request marketing authorization for tenapanor for the control of serum phosphorus in CKD patients on dialysis;
•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•	our ability to successfully commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, either alone or with one or more collaboration partners;
•	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
•	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities;
•

our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;

•	the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
•	the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved;
•	the cash requirements of any future acquisitions or discovery of product candidates;
•	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates, including RDX013;
•	the time and cost necessary to respond to technological and market developments;
•

the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and

•	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank during May 2018.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash used in operating activities	$(76,484)	$(70,274)	$(65,190)
Cash provided by (used in) investing activities	23,373	(29,894)	65,290
Cash provided by financing activities	155,476	103,553	685
Net increase in cash and cash equivalents	$102,365	$3,385	$785

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2019, was $76.5 million, as compared to $70.3 million of net cash used in operating activities during the year ended December 31, 2018. The $6.2 million increase in net cash used in operating activities is attributable to:

•

a $0.4 million decrease in cash received from collaboration partners during the year ended December 31, 2019 as compared to payments received during the year ended December 31, 2018. Specifically, we received a total of $14.1 million from collaboration partners during 2019, which was comprised of a $5.0 million upfront payment received in connection with the 2019 KKC Agreement, a $0.7 million upfront payment received in connection with the XuanZhu Agreement, a $5.0 million milestone payment received from KKC in connection with the 2017 KKC Agreement, a $3.0 million milestone payment received in connection with the Fosun Agreement and $0.4 million of manufacturing supply service revenue, as compared to a total of $14.5 million in cash payments received from collaboration partners during 2018;

•	a $1.9 million decrease in payments made to AstraZeneca during 2019 in connection with the AZ Termination Agreement, as compared to payments made in 2018;
•	a $0.4 million increase in cash R&D expenses (excluding working capital-related fluctuations) in 2019, as compared to 2018;
•	a $0.4 million decrease in cash G&A expenses (excluding working capital-related fluctuations) in 2019, as compared to 2018;
•	a $2.1 million increase in net cash interest payments in 2019, as compared to 2018;
•	a $0.9 million decrease in cash paid for income taxes in 2019, as compared to 2018; and
•

a $6.5 million net increase in cash used related to fluctuations in components of our non-revenue-related working capital in 2019, as compared to 2018, which was comprised of a $7.8 million decrease, a $1.9 million decrease and a $0.4 million decrease in cash provided by fluctuations in our non-payroll-related accruals and other current liabilities, lease liability and prepaid expenses and other current assets, respectively, partially offset by a $2.2 million increase and a $1.4 million increase of cash provided by fluctuations in our accrued compensation and benefits and accounts payable.

Net cash used in operating activities during the year ended December 31, 2018, was $70.3 million, as compared to $65.2 million of net cash used in operating activities during the year ended December 31, 2017. The $5.1 million increase in net cash used in operating activities is predominantly attributable to:

•

a $15.5 million decrease in cash received from collaboration partners during the year ended December 31, 2018 as compared to payments received during the year ended December 31, 2017. Specifically, we received a total of $14.5 million from collaboration partners during 2018, which was comprised of a $12.0 million upfront payment received in connection with the Fosun Agreement, a $2.3 million upfront payment in connection with the Knight Agreement and a $0.2 million of manufacturing supply service revenue, as compared to a total of $30.0 million in cash payments received from collaboration partners during 2017;

•	a $3.1 million decrease in payments made to AstraZeneca during 2018 in connection with the AZ Termination Agreement, as compared to payments made in 2017;
•	a $5.3 million decrease in cash R&D expenses (excluding working capital-related fluctuations) in 2018, as compared to 2017;
•	a $3.2 million increase in net cash interest payments in 2018, as compared to 2017;
•	a $1.1 million increase in cash paid for income taxes in 2018, as compared to 2017; and
•

a $6.3 million net decrease in cash used related to fluctuations in components of our non-revenue-related working capital in 2018, as compared to 2017, which was comprised of a $2.7 million increase, a $3.1 million increase and a $1.1 million increase in cash provided by fluctuations in our prepaid expenses and other current assets, accounts payable and our non-payroll-related accruals and other current liabilities, respectively, partially offset by a $0.6 million decrease of cash provided by fluctuations in our accrued compensation and benefits.

Cash Flows from Investing Activities

Net cash provided by investing activities increased by $53.3 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was attributable to a $66.3 million decrease in purchases of short-term available-for-sale investments and a $1.2 million increase in sales and redemptions of investments, partially offset by a decrease in proceeds from the sale of short-term investments of $14.2 million.

Net cash used in investing activities increased by $95.2 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was attributable to an $85.0 million increase in purchases of short-term available-for-sales investments and a decrease of $17.1 million in sales and redemptions of investments, partially offset by a $4.9 million increase in proceeds from the sales of short-term investments and a $2.0 million decrease in the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $51.9 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was predominantly attributable to an $81.2 million increase in net proceeds received in connection with underwritten public offering initiatives and a $20.0 million increase in net proceeds received in connection with the Private Placement, partially offset by a net $49.3 million decrease in proceeds received in connection with a long-term loan borrowing.

Net cash provided by financing activities increased by $102.9 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase was attributable to a $53.8 million increase in net proceeds received in connection with an underwritten equity offering and a $49.3 million increase in net proceeds received in connection with a long-term borrowing, partially offset by a $0.2 million decrease in proceeds received pursuant to the issuance of common stock under stock plans and the exercise of stock options.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

JOBS ACT ACCOUNTING ELECTION

Up to December 31, 2019 we  were an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We had irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, were subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. In addition, as an emerging growth company, we had reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We ceased to be an emerging growth company on January 1, 2020.

SMALLER REPORTING COMPANY

On June 28, 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company, or SRC, definition, whereby we were determined to qualify as an SRC. We elected to reflect that determination and avail ourselves with most of the SRC scaled disclosure accommodations in our filings subsequent to the adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to market risks, including interest rate fluctuation exposure through our investments, in the ordinary course of our business. However, the goals of our investment policy are the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds and short-term debt securities. Because of the short-term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $247.5 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our short-term investments must be rated A‑1/P‑1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.

We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month London Interbank Offered Rate, or LIBOR, plus 7.45% per annum. A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.5 million for the year ended December 31, 2019. As of December 31, 2019, we had an aggregate principal amount of $50.0 million outstanding pursuant to our Loan Agreement.

Foreign Currency Exchange Risk

The majority of our transactions are denominated in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily Swiss francs and the euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities associated with a limited number of manufacturing activities.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the earnings effects of changes in foreign currency exchange rates. The counterparties to our forward foreign currency exchange contracts are creditworthy commercial banks, which minimizes the risk of counterparty nonperformance.

As of December 31, 2019, we had no open forward foreign currency exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARDELYX, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardelyx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ardelyx, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 6, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments effective January 1, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Redwood City, California

March 6, 2020

ARDELYX, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$181,133	$78,768
Short-term investments	66,379	89,321
Accounts receivable	—	85
Unbilled revenue	750	5,000
Prepaid expenses and other current assets	3,800	3,197
Total current assets	252,062	176,371
Property and equipment, net	3,436	5,611
Right-of-use assets	3,970	—
Other assets	314	1,350
Total assets	$259,782	$183,332
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,187	$1,148
Accrued compensation and benefits	4,453	2,723
Uncharged license fees	—	1,000
Current portion of operating lease liability	2,608	—
Loan payable, current portion	1,183	—
Deferred revenue	4,541	—
Accrued expenses and other current liabilities	7,248	12,857
Total current liabilities	22,220	17,728
Operating lease liability, net of current portion	2,076	—
Loan payable, net of current portion	48,831	49,209
Other long-term liabilities	—	582
Total liabilities	73,127	67,519
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 88,817,741 and 62,516,627 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.	9	6
Additional paid-in capital	647,078	481,357
Accumulated deficit	(460,452)	(365,512)
Accumulated other comprehensive income (loss)	20	(38)
Total stockholders’ equity	186,655	115,813
Total liabilities and stockholders’ equity	$259,782	$183,332

The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Licensing revenue	$4,500	$2,320	$42,000
Collaborative development revenue	459	—	—
Other revenue	322	287	—
Total revenues	5,281	2,607	42,000
Cost of revenue	600	466	8,400
Gross profit	4,681	2,141	33,600
Operating expenses:
Research and development	71,677	69,373	75,484
General and administrative	24,267	23,715	23,231
Total operating expenses	95,944	93,088	98,715
Loss from operations	(91,263)	(90,947)	(65,115)
Interest expense	(5,726)	(3,534)	—
Other income, net	2,352	3,187	1,955
Loss before provision for income taxes	(94,637)	(91,294)	(63,160)
Provision for income taxes	303	4	1,179
Net loss	$(94,940)	$(91,298)	$(64,339)
Net loss per common share, basic and diluted	$(1.47)	$(1.62)	$(1.36)
Shares used in computing net loss per share - basic and diluted	64,478,066	56,219,919	47,435,331
Comprehensive loss:
Net loss	$(94,940)	$(91,298)	$(64,339)
Unrealized gains on available-for-sale securities	58	9	24
Comprehensive loss	$(94,882)	$(91,289)	$(64,315)

The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2016	47,309,422	$5	$407,092	$(213,875)	$(71)	$193,151
Issuance of common stock under employee stock purchase plan	99,343	—	623	—	—	623
Issuance of common stock for services	46,858	—	201	—	—	201
Issuance of common stock upon exercise of options	35,759	—	62	—	—	62
Issuance of common stock upon vesting of restricted stock units	43,597	—	—	—	—	—
Stock-based compensation	—	—	9,590	—	—	9,590
Unrealized gains on available-for-sale securities	—	—	—	—	24	24
Net loss	—	—	—	(64,339)	—	(64,339)
Balance as of December 31, 2017	47,534,979	$5	$417,568	$(278,214)	$(47)	$139,312
Adoption of ASU No. 2014-09 on January 1, 2018	—	—	—	4,000	—	4,000
Issuance of common stock under employee stock purchase plan	120,959	—	491	—	—	491
Issuance of common stock for services	75,183	—	303	—	—	303
Issuance of common stock upon vesting of restricted stock units	410,506	—	—	—	—	—
Stock-based compensation	—	—	9,226	—	—	9,226
Unrealized gains on available-for-sale securities	—	—	—	—	9	9
Issuance of common stock upon underwritten public offering, net of issuance costs	14,375,000	1	53,769	—	—	53,770
Net loss	—	—	—	(91,298)	—	(91,298)
Balance as of December 31, 2018	62,516,627	$6	$481,357	$(365,512)	$(38)	$115,813
Issuance of common stock under employee stock purchase plan	160,744	—	396	—	—	396
Issuance of common stock for services	113,136	—	312	—	—	312
Issuance of common stock upon exercise of options	68,062	—	178	—	—	178
Issuance of common stock upon vesting of restricted stock units	85,609	—	—	—	—	—
Stock-based compensation	—	—	9,936	—	—	9,936
Unrealized gains on available-for-sale securities	—	—	—	—	58	58
Issuance of common stock upon underwritten public offering, net of issuance costs	23,000,000	3	134,924	—	—	134,927
Issuance of common stock upon private placement, net of issuance costs	2,873,563	—	19,975	—	—	19,975
Net loss	—	—	—	(94,940)	—	(94,940)
Balance as of December 31, 2019	88,817,741	$9	$647,078	$(460,452)	$20	$186,655

The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2019	2018	2017
Operating activities
Net loss	$(94,940)	$(91,298)	$(64,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,501	2,678	2,639
Amortization of deferred financing costs	670	236	375
Amortization of deferred compensation for services	309	253	192
Amortization of (premium) discount on investment securities	(698)	(1,136)	11
Non-cash lease expense	1,839	—	—
Stock-based compensation	9,936	9,226	9,590
Change in derivative liabilities	436	111	—
Non-cash interest associated with debt discount accretion	478	303	—
Changes in operating assets and liabilities:
Unbilled revenue	4,250	—	—
Accounts receivable	85	10,711	(10,796)
Prepaid expenses and other assets	93	525	(2,148)
Accounts payable	39	(2,730)	(1,027)
Accrued compensation and benefits	1,730	(506)	68
Lease liabilities	(1,892)	—	—
Accrued and other liabilities	(5,861)	1,353	245
Deferred revenue	4,541	—	—
Net cash used in operating activities	(76,484)	(70,274)	(65,190)
Investing activities
Proceeds from maturities of investments	124,369	138,600	133,701
Sales and redemptions of investments	2,000	850	17,957
Purchases of investments	(102,671)	(169,033)	(84,013)
Purchases of property and equipment	(325)	(311)	(2,355)
Net cash provided by (used in) investing activities	23,373	(29,894)	65,290
Financing activities
Proceeds from underwritten public offering, net of issuance costs	134,927	53,770	—
Proceeds from issuance of common stock upon private placement, net of issuance costs	19,975	—	—
Proceeds from issuance of common stock under stock plans	396	491	623
Issuance of common stock upon exercise of options	178	—	62
Proceeds from loan payable, net of issuance costs	—	49,292	—
Net cash provided by financing activities	155,476	103,553	685
Net increase in cash and cash equivalents	102,365	3,385	785
Cash and cash equivalents at beginning of period	78,768	75,383	74,598
Cash and cash equivalents at end of period	$181,133	$78,768	$75,383
Supplementary disclosure of cash flow information:
Income taxes paid	$2	$4	$3
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$5,810	$—	$—
Issuance of common stock for services	$312	$303	$201
Issuance of derivative in connection with issuance of loan payable	$—	$546	$—
Acquisition of property and equipment included in accounts payable and accrued liabilities	$—	$—	$55

The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc. (the “Company,” “we,” “us” or “our”) is a specialized biopharmaceutical company focused on developing first-in-class medicines to improve treatment choices for people with cardiorenal diseases.

The Company operates in only one business segment, which is the research and development of biopharmaceutical products.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Prior Period Errors

In connection with our review of our financial statements as of and for the six months ended June 30, 2019, we corrected errors related to the accounting for clinical trial accruals that had resulted in an overstatement of research and development expenses during the year ended December 31, 2018. Specifically, management concluded that the Company’s research and development expenses recorded during the year ended December 31, 2018 had been overstated by $3.6 million and that the Company’s accrued expenses and other current liabilities as of December 31, 2018 had been overstated by the same amount.

Management analyzed the potential impact of these errors in accordance with the U.S. Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that while the errors were significant to the Company’s financial statements as of and for the six months ended June 30, 2019, a correction of the errors would not have been material to the full year results for 2019 and 2018 nor affect the trend of financial results. Accordingly, the Company reduced accrued and other liabilities by $3.6 million and recorded a cumulative adjustment of $3.6 million in the statement of operations and comprehensive loss to reduce research and development expenses in 2019.

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

Liquidity

As of December 31, 2019, the Company had cash and cash equivalents and short-term investments of approximately $247.5 million, which include net proceeds of approximately $134.9 million and approximately $20.0 million received in connection with the 2019 Offering and the Private Placement, respectively, as defined and discussed in Note 7. We believe our current available cash, cash equivalents and short-term investments will be sufficient to fund our planned expenditures and meet the Company’s obligations for at least 12 months following March 6, 2020, which is the date that the financial statements are being issued.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company is exposed to credit risks in the event of default by the counterparties to the extent of the amount recorded in its balance sheet. Cash, cash equivalents and short-term investments are invested through banks and other financial institutions in the United States.

Accounts Receivable

An allowance for doubtful accounts will be recorded based on a combination of historical experience, aging analysis, and information on specific accounts. Account balances will be written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. No provision was made for doubtful accounts as of December 31, 2019, 2018 and 2017.

Foreign Currency and Forward Contracts

The Company manages its foreign currency exposures with the use of foreign currency purchases as well as currency spot and forward contracts. The Company primarily conducts its business in U.S. dollars; however, a portion of the Company’s expense and capital activities are transacted in foreign currencies which are subject to exchange rate fluctuations that can affect cash or earnings. The Company has been in a loss position and therefore its primary objective is to conserve and manage cash. There are generally two methods by which the Company manages the cash flow risk of foreign exchange fluctuations when a contract is signed (i) it can purchase the foreign funds, in full or in part, upon the execution of the contract, or (ii) it can obtain the right to purchase such funds, in full or in part, at the execution of the contract, i.e., obtain a forward contract from an appropriate bank, that can be exercised to obtain the currency of interest at a particular point in time. The derivative instruments that the Company uses to hedge the exposure shall generally not be designated as cash flow hedges, and as a result, changes in their fair value will be recorded in other income (expense), net, in the Company's statements of operations and comprehensive loss. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates and the current creditworthiness of the counterparties is taken into consideration.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, with ranges generally from three to five years. Leasehold improvements are amortized over the lesser of the estimated useful lives or the related remaining lease term.

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than the asset’s carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. For the years ending December 31, 2019, 2018 and 2017 there have been no impairment losses.

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

Revenue Recognition

On January 1, 2018 the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments (“ASC 606”), on a modified retrospective basis, which resulted in an adjustment to the opening accumulated deficit balance on the adoption date. As a result of the adoption of the new standard, on January 1, 2018, the Company recorded the following: (i) unbilled revenue under current assets of $5.0 million representing a future receivable related to the first milestone under the Company’s license agreement with Kyowa Kirin Co., Ltd. (formerly known as Kyowa Hakko Kirin Co., Ltd, or KHK) (“KKC”), which was subsequently achieved by KKC and collected in February 2019, thereby reducing the unbilled revenue balance to zero, (ii) uncharged license fees under current liabilities of $1.0 million representing the corresponding future payable related to AstraZeneca AB, or AstraZeneca, in accordance with the Company’s termination agreement with AstraZeneca, which, upon KKC achieving the milestone, was reclassified to accounts payable and subsequently paid to AstraZeneca during the second quarter of 2019, and (iii) a related decrease in accumulated deficit of approximately $4.0 million as the new standard permitted revenue from milestones that possess certain criteria to be recognized earlier and also contained different recognition criteria related to milestones than under the previous accounting standard.

The Company generates revenue primarily from research and collaboration and license agreements with customers. Goods and services in the agreements may include the grant of licenses for the use of the Company’s technology, the provision of services associated with the research and development of product candidates, manufacturing services, and participation in joint steering committees.  The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; research, development, regulatory and commercial milestone payments; reimbursement of research and development services; option payments; reimbursement of certain costs; payments for manufacturing supply services; and future royalties on net sales of licensed products.

When two or more contracts are entered into with the same customer at or near the same time, the Company evaluates the contracts to determine whether the contracts should be accounted for as a single arrangement. Contracts are combined and accounted for as a single arrangement if one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective; (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or (iii) the goods or services promised in the contracts (or some goods or services promised in each of the contracts) are a single performance obligation.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, management performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraints on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for contracts with customers, the Company develops assumptions that require judgment to determine whether promised goods and services represent distinct performance obligations and the standalone selling price for each performance obligation identified in the contract. This evaluation is subjective and requires the Company to make judgments about the promised goods and services and whether those goods and services are separable from other aspects of the contract. Further, determining the standalone selling price for performance obligations requires significant judgment, and when an observable price of a promised good or service is not readily available, the Company considers relevant assumptions to estimate the standalone selling price, including, as applicable, market conditions, development timelines, probabilities of technical and regulatory success, reimbursement rates for personnel costs, forecasted revenues, potential limitations to the selling price of the product and discount rates.

The Company applies judgment in determining whether a combined performance obligation is satisfied at a point in time or over time, and, if over time, concluding upon the appropriate method of measuring progress to be applied for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, as estimates related to the measure of progress change, related revenue recognition is adjusted accordingly. Changes in the Company’s estimated measure of progress are accounted for prospectively as a change in accounting estimate. The Company recognizes collaboration revenue by measuring the progress toward complete satisfaction of the performance obligation using an input measure. In order to recognize revenue over the research and development period, the Company measures actual costs incurred to date compared to the overall total expected costs to satisfy the performance obligation. Revenues are recognized as the program costs are incurred. The Company will re-evaluate the estimate of expected costs to satisfy the performance obligation each reporting period and make adjustments for any significant changes.

Amounts received prior to satisfying the revenue recognition criteria are recorded as contract liabilities in the Company’s balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company's balance sheets. If the Company expects to have an unconditional right to receive the consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

Milestone Payments: At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraints, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect earnings in the period of adjustment.

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

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Licenses of intellectual property: If a license granted to a customer to use the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from consideration allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, to conclude upon the appropriate method of measuring progress for purposes of recognizing revenue related to consideration allocated to the performance obligation.

Options: Customer options, such as options granted to allow a licensee to choose to research, develop and commercialize licensed compounds are evaluated at contract inception in order to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price, and revenue is recognized when or as the future goods or services are transferred or when the option expires. Customer options that are not material rights do not give rise to a separate performance obligation, and as such, the additional consideration that would result from a customer exercising an option in the future is not included in the transaction price for the current contract. Instead, the option is deemed a marketing offer, and additional option fee payments are recognized or being recognized as revenue when the licensee exercises the option. The exercise of an option that does not represent a material right is treated as a separate contract for accounting purposes.

Contract costs: The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. The Company has elected a practical expedient wherein it recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that it otherwise would have recognized is one year or less. To date, the Company has not incurred any material incremental costs of obtaining a contract with a customer.

Contract modifications: Contract modifications, defined as changes in the scope or price (or both) of a contract that are approved by the parties to the contract, such as a contract amendment, exist when the parties to a contract approve a modification that either creates new or changes existing enforceable rights and obligations of the parties to the contract. Depending on facts and circumstances, the Company accounts for a contract modification as one of the following: (i) a separate contract; (ii) a termination of the existing contract and a creation of a new contract; or (iii) a combination of the preceding treatments. A contract modification is accounted for as a separate contract if the scope of the contract increases because of the addition of promised goods or services that are distinct and the price of the contract increases by an amount of consideration that reflects the Company’s standalone selling prices of the additional promised goods or services. When a contract modification is not considered a separate contract and the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification, the Company accounts for the contract modification as a termination of the existing contract and a creation of a new contract. When a contract modification is not considered a separate contract and the remaining goods or services are not distinct, the Company accounts for the contract modification as an add-on to the existing contract and as an adjustment to revenue on a cumulative catch-up basis.

The Company receives payments from its licensees as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Where applicable, amounts are recorded as unbilled revenue when the Company’s right to consideration is unconditional. The Company does not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

Research and Development Costs

Research and development costs are charged to expense as incurred and consist of costs incurred to further the Company’s research and development activities and include salaries and related employee benefits, costs associated with clinical trials, costs related to pre-commercialization manufacturing activities such as manufacturing process validation activities and the manufacturing of clinical drug supply, nonclinical research and development activities, regulatory activities, research-related overhead expenses and fees paid to external service providers and contract research and manufacturing organizations that conduct certain research and development activities on behalf of the Company.

Accrued Research and Development Expenses

The Company is required to estimate its accrued expenses at the end of each reporting period. This process involves reviewing open contracts and purchase orders, communicating with Company personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company’s service providers submit invoices in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	contract research organizations, or CROs, in connection with clinical studies;
•	investigative sites in connection with clinical studies;
•	vendors related to product manufacturing, development and distribution of clinical supplies; and
•	vendors in connection with preclinical development activities.

The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based payment awards made to employees, nonemployees and directors based on estimated fair values. For employee and nonemployee stock options, the Company determines the grant date fair value of the awards using the Black-Scholes option-pricing model and generally recognizes the fair value as stock-based compensation expense on a straight-line basis over the vesting period of the respective awards. For restricted stock and performance-based restricted stock, to the extent they are probable, the compensation cost for these awards is based on the closing price of the Company’s common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Derivatives and Hedging Activities

The Company accounts for its derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Derivatives are adjusted to fair value through other income (expense), net in the statements of operations and comprehensive loss.

Leases

The Company determines if an arrangement is a lease at the inception of the arrangement. Operating leases are included in right-of-use assets, current portion of operating lease liability, and operating lease liability, net of current portion in our balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected not to separate lease and non-lease components, such as common area maintenance charges, and instead it accounts for these as a single lease component.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net loss.

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

Recent Accounting Pronouncements

New Accounting Pronouncements - Recently Adopted

On January 1, 2019, the Company adopted the FASB’s Accounting Standards Update (“ASU”), No. 2018-07, Compensation – Stock Compensation, which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting guidance for share-based payments for employees. This ASU expands the scope of Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned. The adoption of this standard did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended, which generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). In issuing ASU 2018-11, the FASB permitted another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected the transition method and package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its initial direct costs for any leases that exist prior to adoption of the new standard. The Company also elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the statements of operations on a straight-line basis over the lease term. We adopted the ASU on January 1, 2019 using a modified retrospective approach and recorded a right-of-use asset and a corresponding lease liability to account for our facility lease as a cumulative-effect adjustment to the opening balance of accrued expense and other current liabilities and other long-term liabilities in the period of adoption.

Impact of Adoption

The Company, on adopting Topic 842 on January 1, 2019, used the modified retrospective approach with the cumulative effect of initially applying the standard as an adjustment to the opening balance of accrued and other liabilities and other long-term liabilities. The following adjustments were recorded in the Company’s balance sheet on January 1, 2019 (in thousands):

	December 31,	Adjustments	January 1,
	2018	Due to Topic 842	2019
Right-of-use assets	$—	$5,810	$5,810
Current portion of operating lease liability	$—	$1,892	$1,892
Operating lease liability, net of current portion	$—	$4,684	$4,684
Accrued expenses and other current liabilities	$12,857	$(184)	$12,673
Other long-term liabilities	$582	$(582)	$—

As a result of adopting Topic 842 on January 1, 2019, the following financial statement line items in the Company’s balance sheet at December 31, 2019 and the statement of operations and comprehensive loss for the year ended December 31, 2019 were affected compared to as would have been recorded under ASC 840, Leases (Topic 840), (in thousands):

	December 31, 2019
	As Reported under Topic 842	Under Topic 840	Effect of Change
Right-of-use assets	$3,970	$—	$3,970
Current portion of operating lease liability	$2,608	$—	$2,608
Operating lease liability, net of current portion	$2,076	$—	$2,076
Accrued expenses and other current liabilities	$7,248	$7,571	$(323)
Other long-term liabilities	$—	$258	$(258)

	Year Ended December 31, 2019
	As Reported under Topic 842	Under Topic 840	Effect of Change
Operating expenses:
Research and development related to leases	$2,070	$1,962	$108
General and administrative related to leases	522	498	24
Total	$2,592	$2,460	$132

New Accounting Pronouncements – Adoption on January 1, 2020

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer. For the Company, the amendment is effective January 1, 2020. Management does not expect that adoption of this guidance will have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 considers cost and benefits, and removes, modifies and adds disclosure requirements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty is to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented. ASU 2018-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year and early adoption was permitted. Management does not expect that adoption of this guidance will have a significant impact on the Company’s financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for intra period allocations, recognizing deferred taxes for investments and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Management is currently assessing the impact of this standard on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. For smaller reporting companies the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Management is currently assessing the impact of this standard on the Company’s financial statements.

3.           CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of December 31, 2019 and December 31, 2018 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$3,124	$—	$—	$3,124
Money market funds	147,208	—	—	147,208
Corporate bonds	11,441	—	—	11,441
Commercial paper	19,357	3	—	19,360
Total cash and cash equivalents	$181,130	$3	$—	$181,133
Short-term investments
Corporate bonds	$21,690	$6	$(3)	$21,693
Commercial paper	36,667	14	—	36,681
Asset-backed securities	8,005	—	—	8,005
Total short-term investments	$66,362	$20	$(3)	$66,379
Total cash equivalents and investments	$247,492	$23	$(3)	$247,512

	December 31, 2018
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$3,733	$—	$—	$3,733
Money market funds	73,238	—	—	73,238
Commercial paper	1,797	—	—	1,797
Total cash and cash equivalents	$78,768	$—	$—	$78,768
Short-term investments
U.S. treasury securities	$3,996	$—	$—	$3,996
Corporate bonds	34,611	—	(21)	34,590
Commercial paper	41,371	—	(14)	41,357
Asset-backed securities	9,381	—	(3)	9,378
Total short-term investments	$89,359	$—	$(38)	$89,321
Total cash equivalents and investments	$168,127	$—	$(38)	$168,089

Cash equivalents consist of money market funds and other debt securities with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. The Company invests its cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity on the Company’s balance sheets. The Company uses the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in other income (expense), net, in the statement of operations.

All available-for-sale securities held as of December 31, 2019 and 2018, had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of December 31, 2019 and 2018, no investment was in a continuous unrealized loss position for more than one year and the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,208	$147,208	$—	$—
Corporate bonds	33,134	—	33,134	—
Commercial paper	56,041	—	56,041	—
Asset-backed securities	8,005	—	8,005	—
Total	$244,388	$147,208	$97,180	$—

Liabilities:
Derivative liability for Exit Fee	$969	$—	$—	$969
Total	$969	$—	$—	$969

	December 31, 2018
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$73,238	$73,238	$—	$—
U.S. treasury securities	3,996	3,996	—	—
Corporate bonds	34,590	—	34,590	—
Commercial paper	43,154	—	43,154	—
Asset-backed securities	9,378	—	9,378	—
Total	$164,356	$77,234	$87,122	$—

Liabilities:
Derivative liability for exit fee	$533	$—	$—	$533
Foreign currency derivative contracts	52	—	52	—
Total	$585	$—	$52	$533

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

In May 2018, in connection with entering into the Loan Agreement, as defined and discussed in Note 6, the Company entered into an agreement pursuant to which the Company agreed to pay $1.5 million in cash, or the Exit Fee, upon any change of control transaction in respect of the Company or if the Company obtains both (i) FDA approval of tenapanor for the treatment of hyperphosphatemia in CKD patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with irritable bowel syndrome with constipation, or IBS-C, which was obtained on September 12, 2019 when the FDA approved IBSRELA® (tenapanor), a 50 mg, twice daily oral pill for the treatment of IBS-C, in adults (the “Exit Fee Agreement”). Notwithstanding the prepayment or termination of the Term Loan, the Company’s obligation to pay the Exit Fee will expire on May 16, 2028. The Company concluded that the Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the Exit Fee is recorded as a derivative liability and included in accrued expense and other current liabilities on the accompanying balance sheets.

The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.5 million payment to Solar Capital Ltd. and Western Alliance Bank as a result of the FDA approvals, and ii) a discount rate which was derived from the Company's estimated cost of debt, adjusted with current LIBOR. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative instrument and it is estimated that a 10% increase (decrease) in the probability of occurrence would result in a fair value fluctuation of approximately $0.1 million.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income (expense), net in the Company's statements of operations and were as follows for the year ended December 31, 2019 (in thousands):

Estimated Fair Value
of Derivative Liability
Balance of Level 3 Liabilities at December 31, 2017	$—
Initial estimated fair value of derivative liability for Exit Fee in May 2018	546
Change in estimated fair value of derivative liability for Exit Fee	(13)
Balance of Level 3 Liabilities at December 31, 2018	533
Change in estimated fair value of derivative liability for Exit Fee	436
Balance of Level 3 Liabilities at December 31, 2019	$969

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both December 31, 2019 and December 31, 2018, due to their short-term nature.

5. DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Exposure

The Company has used forward foreign currency exchange contracts to secure a foreign currency exchange rate when a contract is executed involving payment in a foreign currency in order to minimize cash flow exposure to fluctuating exchange rates. Such exposure results from portions of the Company’s forecasted cash outflows being denominated in currencies other than the U.S. dollar, primarily the Swiss franc, or CHF, and the euro, or EUR. The derivative instruments the Company uses to hedge this exposure are not designated as cash flow hedges, and as a result, changes in the fair value of the derivative instruments are recorded in other income (expense), net, in the Company's statements of operations and comprehensive loss. The fair values of forward foreign currency exchange contracts are estimated using current exchange rates and interest rates and take into consideration the current creditworthiness of the counterparties.

In March 2019, the Company settled its forward foreign currency exchange contract in the aggregate notional amount of CHF 3.3 million. As of December 31, 2019, the Company has no open forward foreign currency exchange contracts. The net loss associated with the Company's derivative instruments of $60,558 and $124,194 for the years ended December 31, 2019 and 2018, respectively, is recognized in other income (expense), net, in the statement of operations and comprehensive loss. There were no expenses related to the Company’s derivative instruments during the year ended December 31, 2017.

6.  BORROWINGS

Solar Capital and Western Alliance Bank Loan Agreement

On May 16, 2018, the Company entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. and Western Alliance Bank, or collectively the Lenders. The Loan Agreement provides for a $50.0 million term loan facility with a maturity date of November 1, 2022, or the Term Loan. The full amount of the loan was funded on May 16, 2018. The Company received net proceeds from the loan of approximately $49.3 million, after deducting the closing fee, legal expenses and issuance costs.

Borrowings under the Term Loan bear interest at a floating per annum rate equal to 7.45% plus the one-month London Inter-bank Offered Rate, or LIBOR. The Company is permitted to make interest-only payments on the Term Loan through June 1, 2020, unless the Company achieves its primary endpoint in the Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis, prior to June 1, 2020, in which case the Company is permitted to make interest-only payments on the Term Loan through December 1, 2020. On December 3, 2019, the Company reported positive topline results for PHREEDOM, a long-term Phase 3 study evaluating the efficacy and safety of tenapanor as monotherapy for the treatment of hyperphosphatemia in patients with CKD on dialysis. The Lenders are in agreement that these positive data from the Phase 3 PHREEDOM study achieve the “Phase 3 Endpoint” required by the Loan Agreement to extend the interest only period by six months to December 1, 2020. Accordingly, beginning on December 1, 2020 through the maturity date, the Company will be required to make monthly payments of interest plus repayment of the Term Loan in consecutive equal monthly installments of principal. The Company paid a closing fee of 1% of the Term Loan, or $0.5 million, upon the closing of the Term Loan. The Company is obligated to pay a final fee equal to 3.95% of the Term Loan upon the earliest to occur of the maturity date, the acceleration of the Term Loan, the prepayment or repayment of the Term Loan or the termination of the Loan Agreement. The Company may voluntarily prepay the outstanding Term Loan, subject to a prepayment premium of (i) 3% of the principal amount of the Term Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date. The Term Loan is secured by substantially all the Company’s assets, except for the Company’s intellectual property and certain other customary exclusions. Additionally, in connection with the Term Loan, the Company entered into the Exit Fee Agreement, as discussed in Note 4.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. As of December 31, 2019, the Company was in compliance with all of the covenants set forth in the Loan Agreement.

In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including its cash. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. As of December 31, 2019, to the Company’s knowledge, there were no facts or circumstances in existence that would give rise to an event of default.

As of December 31, 2019, the Company’s future debt payment obligations towards the principal and final fee, excluding interest payments and the Exit Fee are as follows (in thousands):

2020	$2,083
2021	25,000
2022	24,892
Total principal and final fee payments	51,975
Less: Unamortized discount and debt issuance costs	(741)
Less: Unaccreted value of final fee	(1,220)
Loan payable	50,014
Less: Loan payable, current portion	1,183
Loan payable, net of current portion	$48,831

7.  STOCKHOLDERS’ EQUITY

On December 9, 2019, the Company completed an underwritten public offering of 20,000,000 shares of common stock at a price of $6.25 per share before underwriting discounts and commissions, or the 2019 Offering. In connection with the 2019 Offering, the Company entered into an underwriting agreement, or the 2019 Underwriting Agreement, with Citigroup Global Markets Inc., Cowen and Company LLC, SVB Leerink LLC and Piper Jaffray & Co., or collectively the 2019 Underwriters, pursuant to which the Company granted to the 2019 Underwriters a 30-day option to purchase up to an additional 3,000,000 shares of the Company’s common stock, or the 2019 Overallotment. The Company completed the sale of 23,000,000 shares, inclusive of the 2019 Overallotment, to the 2019 Underwriters and that sale resulted in the receipt by the Company of aggregate gross proceeds of approximately $143.8 million, less underwriting discounts, commissions and offering expenses totaling approximately $8.9 million, which resulted in net proceeds of approximately $134.9 million.

On November 22, 2019, the Company and KKC entered into a stock purchase agreement, pursuant to which the Company sold an aggregate of 2,873,563 shares of its common stock at $6.96 per share for net proceeds of approximately $20.0 million, or the Private Placement. The Private Placement closed on November 25, 2019.

On May 25, 2018, the Company completed an underwritten public offering of 12,500,000 shares of common stock at a price of $4.00 per share before underwriting discounts and commissions, or the 2018 Offering. In connection with the 2018 Offering, the Company entered into an underwriting agreement, or the 2018 Underwriting Agreement, with Jefferies LLC and SVB Leerink (formerly known as Leerink Partners LLC), or together the 2018 Underwriters, pursuant to which the Company granted to the 2018 Underwriters a 30-day option to purchase up to an additional 1,875,000 shares of the Company’s common stock, or the 2018 Overallotment. The Company completed the sale of 14,375,000 shares, inclusive of the 2018 Overallotment, to the 2018 Underwriters, and that sale resulted in the receipt by the Company of aggregate gross proceeds of approximately $57.5 million, less underwriting discounts, commissions and offering expenses totaling approximately $3.7 million, which resulted in net proceeds of approximately $53.8 million.

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

2016 Plan

In November 2016, the Company’s board of directors approved the 2016 Employment Commencement Incentive Plan (the “Inducement Plan”) under which 1,000,000 shares were reserved. As of December 31, 2019, no shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan.

Stock Plan Activity

The following table summarizes activity under the 2008 Plan and the 2014 Plan, including grants issued to nonemployees, in the year ended December 31, 2019:

		Options Issued and Outstanding		Weighted
			Weighted-Average	Average
	Shares Available		Exercise Price per	Remaining	Aggregate
	for Grant	Number of Shares	Share	Contractual Term	Intrinsic Value
				(in Years)	(in thousands)
Balance at December 31, 2018	608,528	5,506,760	$8.32
Options authorized	2,490,417	—	$—
Options granted	(2,362,685)	2,362,685	$2.56
Options exercised	—	(68,062)	$2.59
Options canceled	528,615	(528,615)	$7.69
Issuance of common stock for services	(113,136)	—	—
Forfeitures of PRSUs granted in prior years	45,007	—	—
Balance at December 31, 2019	1,196,746	7,272,768	$6.55	7.40	$19,128
Vested and expected to vest at December 31, 2019		6,754,711	$6.74	7.30	$17,217
Exercisable at December 31, 2019		4,183,281	$7.95	6.46	$8,753

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2019, based on the Company’s common stock closing price of $7.51 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017, was $0.4 million, zero, and $0.3 million, respectively.

The weighted-average grant-date estimated fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $1.79,  $4.29 and $8.19 per share, respectively. The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Year Ended December 31,
2019
Expected term (years)	6.00
Expected volatility	81%
Risk-free interest rate	2.42%
Dividend yield	—%

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

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2014 Plan in the year ended December 31, 2019, and includes restricted stock units with time or service-based vesting and those restricted stock units with performance-based vesting:

				Weighted-
		Weighted-Average		Average Grant
	Number of	Grant Date Fair	Number of	Date Fair Value
	RSUs	Value Per Share	PRSUs	Per Share
Non-vested restricted stock units at December 31, 2018	85,609	$4.70	894,764	$4.30
Granted	—	$—	—	$—
Vested	(85,609)	$4.70	—	$—
Forfeited	—	$—	(45,007)	$4.30
Non-vested restricted stock units at December 31, 2019	—	$—	849,757	$4.30

RSUs and PRSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The related compensation expense, which is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted, is recognized ratably over the period during which the vesting restrictions lapse.

In January 2017, the Company granted 161,865 PRSUs to certain employees that vested upon the achievement of specified performance conditions, subject to the employees’ continued service relationship with the Company through the date of achievement, of which 125,895 PRSUs vested in November 2018. None of these PRSUs vested during the year ended December 31, 2017. The related compensation cost was recognized as an expense over the estimated vesting period ratably after achievement of the milestone was deemed probable. The expense recognized for these awards was based on the grant date fair value of the Company’s common stock multiplied by the number of units granted. The Company recognized zero,  $0.6 million and $1.0 million of related expense during the year ended December 31, 2019, 2018 and 2017, respectively.

In July 2018, the Company granted 903,374 PRSUs to its employees that vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company through the achievement date. At December 31, 2019, 849,757 of these PRSUs were outstanding and none vested. Based on the evaluation of the performance conditions at December 31, 2019, the Company recorded stock-based compensation expense of $2.4 million for the year ended December 31, 2019. Stock-based compensation expense recorded related to these PRSUs were zero for the year ended December 31, 2018. The related compensation cost was recognized as an expense over the estimated vesting period ratably when achievement of the milestone was considered probable. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted.

With respect to RSUs, we recognize expense over the estimated vesting period ratably, contingent on continued service. The Company recognized $0.3 million, $0.9 million and $0.9 million of related expense during the year ended December 31, 2019, 2018 and 2017, respectively. The total estimated fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 was $0.2 million,  $0.6 million and $0.4 million, respectively.

Issuance of Common Stock for Services

During the years ended December 31, 2019, 2018 and 2017, the Company issued 113,136,  75,183 and 46,858 shares, respectively, of common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Non-Employee Director Compensation Program. The shares issued during the years ended December 31, 2019, 2018 and 2017 were valued at $0.3 million, $0.3 million and $0.2 million, respectively, based on the fair value of the common stock on the date of grant.

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

The following table summarizes ESPP activity in the year ended December 31, 2019:

	Shares Available	Number of Shares	Purchase Price
	for Grant	Purchased	per Share	Gross Proceeds
				(in thousands)
Balance at December 31, 2018	680,322	330,936
Shares purchased	(160,744)	160,744	$2.48	$396
Balance at December 31, 2019	519,578	491,680

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to employees:

Year Ended December 31,
2019
Expected term (years)	0.5
Expected volatility	69%
Risk-free interest rate	2.20%
Dividend yield	—%

Stock-based Compensation

Total stock-based compensation recognized was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$4,104	$3,666	$4,585
General and administrative	5,832	5,560	5,005
Total	$9,936	$9,226	$9,590

At December 31, 2019, the Company had total unrecognized stock-based compensation expense, net of estimated forfeitures, of the following:

	At December 31, 2019
	Unrecognized Compensation Expense	Average Vesting Period
	(in thousands)	(Years)
Stock options grants	$8,277	2.5
PRSU grants	$965	0.7
ESPP	$53	0.2

9.           WARRANTS

Offering of Common Stock and Warrants

In June 2015, the Company sold and issued an aggregate of 7,242,992 shares of its common stock and warrants to purchase 2,172,899 shares of common stock for aggregate gross proceeds of approximately $77.8 million or net proceeds, after deducting issuance costs, of approximately $74.3 million. The purchase price for the common stock was $10.70 per share and the purchase price for the warrants was $0.125 per warrant. The warrants are exercisable for an exercise price of $13.91 per share at any time prior to the earlier of (i) 5 years from the date of issuance or (ii) certain changes in control of the Company. The Company had determined that the warrants should be classified as equity. In July 2015, the Company filed a registration statement with the SEC with respect to the common stock and warrants.

Other than with respect to warrants issued to holders affiliated with New Enterprise Associates, the warrants contain limitations that prevent each holder of warrants from acquiring shares upon exercise of the warrants that would cause the number of shares beneficially owned by it and its affiliates to exceed 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. In addition, upon certain changes in control of the Company, each holder of a warrant can elect to receive, subject to certain limitations and assumptions, securities in a successor entity. None of the warrants issued in June 2015 have been exercised including during each of the years ended December 31, 2019, 2018 and 2017.

10.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2019	2018
	(in thousands)
Laboratory equipment	$7,243	$6,965
Office equipment and furniture	870	889
Leasehold improvements	7,949	7,949
Property and equipment, gross	16,062	15,803
Less: accumulated depreciation	(12,626)	(10,192)
Total property and equipment, net	$3,436	$5,611

Depreciation expense totaled $2.5 million, $2.7 million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued clinical and non-clinical expenses	$3,451	$9,790
Accrued contract manufacturing expenses	1,414	1,971
Derivative liability for exit fee	969	533
Accrued regulatory expenses	342	21
Accrued professional and consulting services	323	112
Foreign currency derivative contract	—	52
Other	749	378
	$7,248	$12,857

12.  LEASES

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

The Company obtained the right of use of office space located in Fremont, California, under a lease agreement entered into in September 2008 that was amended in December 2012 to extend the lease agreement to September 2016. In September 2014, the Company signed the second amendment to its facility lease agreement to add space and to extend the lease term through September 2019. In May 2016, the Company signed a third amendment to its facility lease agreement in Fremont, California to add space and to extend the lease term through September 2021 (the “Third Amendment”). The office space consists of 72,500 square feet, that includes an additional 10,716 square feet added in September 2019, with the entire lease terminating on September 10, 2021. The Company has an option to extend the term by five years as to the entire premises at the higher of (i) a 3% annual escalation of the then-current base rent and (ii) the then-current fair market value for comparable premises, by giving written notice of its election to exercise such option at least 12 months but not more than 18 months prior to the end of the expiration of the lease term. This option to extend the lease term by five years has not been included in the calculation since currently the exercise of the option is uncertain and therefore deemed not probable. The Company also obtained the right of use of 3,520 square feet of office space located in Waltham, Massachusetts, in October 2018 that terminates on September 30, 2021.

All of the Company’s leases are operating leases. Certain of the leases have both lease and non-lease components. The Company has elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets. As of December 31, 2019, the weighted average discount rate used for the calculations was 12.99% and the weighted average remaining lease term was 1.8 years.

The following table provides additional details of the leases presented in the balance sheets (in thousands except remaining life and discount rate):

	December 31, 2019
Facilities
Right of use assets	$3,970

Current portion of lease liabilities	2,608
Operating lease liability, net of current portion	2,076
Total liabilities	$4,684

Weighted-average remaining life	1.8	years
Weighted-average discount rate	12.99%

The lease costs, which are included in operating expenses in our statements of operations, were as follows (in thousands):

Year Ended
December 31, 2019
Facilities
Operating lease cost	$2,592
Cash paid for operating lease	$2,645

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of December 30, 2019 (in thousands):

Years Ending December 31,
2020	$3,065
2021	2,183
Total undiscounted operating lease payments	5,248
Imputed interest expenses	(564)
Total operating lease liabilities	4,684
Less: Current portion of operating lease liability	2,608
Operating lease liability, net of current portion	$2,076

Rent expense under operating leases was $2.6 million, $1.8 million and $1.7 million for the years ended December 31, 2019,  2018 and 2017, respectively.

13.           COLLABORATION AND LICENSING AGREEMENTS

Kyowa Kirin Co., Ltd. (2019 KKC Agreement)

In November 2019, the Company entered into a research collaboration and option agreement with KKC, or the 2019 KKC Agreement, for the research to identify two pre-clinical study-ready compounds that are ready for designation as development compounds, with one compound inhibiting the first undisclosed target, or Program 1, and a second inhibiting the second undisclosed target, or Program 2. Pursuant to the 2019 KKC Agreement, upon completion of the research and designation by the research steering committee of one or more development candidates, or DCs, KKC, has the right to execute one or more separate collaborative agreements relating to the development and commercialization of one or both DCs in certain specified territories.

Under the terms of the 2019 KKC Agreement, KKC agreed to pay the Company a non-refundable, non-creditable upfront fee of $10.0 million, which is payable as follows: the first installment of $5.0 million within 30 days of the

Effective Date, and the second installment of $5.0 million on the first anniversary of the Effective Date, unless the 2019 KKC Agreement is earlier terminated by KKC due to material breach by the Company. The term of the 2019 KKC Agreement commenced on November 11, 2019, or the Effective Date, and ends on the earliest of: (a) two years following the Effective Date, or (b) the nomination of a program DC for both programs, (c) or the nomination of one program DC and the decision by the parties to cease research for the other program, (d) or the decision by the parties to cease research for both programs. The Company assessed the 2019 KKC Agreement in accordance with ASC 606 and concluded that the contract’s counterparty, KKC, is a customer. Management also considered the modification guidance prescribed in ASC 606 and concluded that the 2019 KKC Agreement should be accounted for as a separate contract from the 2017 KKC Agreement, as defined and discussed below.

The Company identified various promises in the 2019 KKC Agreement, including the grant of an initial research license, the Program 1 research, the Program 2 research, the right to obtain certain development and commercialization rights with Program 1 in certain territories and the right to obtain development and commercialization rights with Program 2 in certain territories, and participation in a joint steering committee, or JSC, and determined that KKC could not benefit from either of the research programs without the research license and participation in the JSC. As such, the combined license, research programs and participation in the JSC were deemed to be the highest level of goods and services that can be deemed distinct for each of the Program 1 research and Program 2 research. The Company concluded that the options to obtain additional development and commercialization rights that are exercisable by KKC under certain circumstances are not performance obligations of the contract at inception because the option fees reflect the standalone selling price of the options, and therefore, the options are not considered to be material rights.

At the outset of the 2019 KKC Agreement, the Company determined that the initial transaction price is $10.0 million and that revenue associated with the combined performance obligations will be recognized as services are provided using a input method. Since transfer of control occurs over time, in management’s judgment this input method is the best measure of progress towards satisfying the performance obligations and reflects a faithful depiction of the transfer of goods and services. Revenue will be recognized over the Program 1 and Program 2 research periods, which are currently expected to extend through the end of 2021. Management will re-evaluate the estimates related to the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and adjust the timing of revenue recognition as necessary.

During the year ended December 31, 2019, the Company recognized $0.5 million as revenue under the 2019 KKC Agreement in the statement of operations and comprehensive loss. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations as of December 31, 2019 was $9.5 million, of which $4.5 million is presented in the balance sheet as deferred revenue. As of December 31, 2019, the Company expects to recognize the remaining transaction price allocated to the Company’s partially unsatisfied performance obligations over the remaining research terms, which, as noted above, are currently expected to extend through the end of 2021.

Xuanzhu (HK) Biopharmaceutical Limited, or XuanZhu

In November 2019, the Company entered into a license agreement with XuanZhu, or the XuanZhu Agreement, for a license to certain specific patent and patent applications. The Company assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, XuanZhu, is a customer. Under the terms of the XuanZhu Agreement, the Company recognized $1.5 million in license fees when the agreement was executed, of which, $750,000 was received upfront in November 2019 and achievement for the second $750,000 payment was determined to be not materially at risk and probable of achievement and it was included in the transaction price and the amount was not probable of revenue reversal. Based on the Company’s assessment, it identified that it has one combined performance obligation, which is the license and the specific patent grant.

In addition to the license fee of $1.5 million, the Company may be entitled to receive milestone payments. The variable consideration related to the remaining milestone payments has not been included in the transaction price as these were fully constrained at December 31, 2019.

For the year ended December 31, 2019, $1.5 million of license revenue was recorded with no cost of revenue related to the XuanZhu Agreement.

2017 KKC Agreement

In November 2017, the Company entered into an exclusive license agreement with KKC, or the 2017 KKC Agreement, for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. The Company granted KKC an exclusive license to develop and commercialize certain NHE3 inhibitors including tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer. The Company retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those stated above. Pursuant to the License Agreement, KKC is responsible for all of the development and commercialization costs for tenapanor in treatment of cardiorenal diseases and conditions, excluding cancer in Japan. Under the 2017 KKC Agreement, the Company is responsible for supplying the tenapanor drug product for KKC’s use in development and during commercialization until KKC has assumed such responsibility. Additionally, the Company is responsible for supplying the tenapanor drug substance for KKC’s use in development and commercialization throughout the term of the 2017 KKC Agreement, provided that KKC may exercise an option to manufacture the tenapanor drug substance under certain conditions

The Company assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, KKC, is a customer. Under the terms of the 2017 KKC Agreement, the Company received $30.0 million in up-front license fees which was recognized as revenue when the agreement was executed. Based on the Company’s assessment, it identified that the license and the manufacturing supply services were its material performance obligations at the inception of the agreement, and as such each of the performance obligations are distinct. Additionally, on January 1, 2018, the Company recorded unbilled revenue under current assets of $5.0 million and an increase in uncharged license fees under current liabilities of $1.0 million related to the first milestone under the 2017 KKC Agreement that KKC achieved in February 2019, reflecting revenues and cost of revenue, respectively, that would have been recognized in the fourth quarter 2017 if the Company had adopted ASC 606 prior to January 1, 2018. On KKC’s achievement of the milestone in February 2019, the balance related to unbilled revenue was adjusted to zero. Correspondingly, the $1.0 million balance related to uncharged license fees that the Company owed to AstraZeneca was reclassified to accounts payable during the first quarter of 2019, and subsequently paid to AstraZeneca during the second quarter of 2019.

In addition to the up-front license fee received of $30.0 million, the Company may be entitled to receive up to $55.0 million in total development milestones, of which $5.0 million has been received to date and 8.5 billion yen in commercialization milestones, or $78.3 million at the currency exchange rate on December 31, 2019, as well as reimbursement of cost, plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at December 31, 2019.

For the years ended December 31, 2019 and 2018, $0.3 million each of other revenue was recorded for manufacturing supply of tenapanor and other materials to KKC for its product development and clinical trials in Japan, in accordance with the Company’s agreement with KKC, and for each period, negligible cost of revenue was recorded pursuant to the AstraZeneca Termination Agreement.

Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd., or Fosun Pharma

In December 2017, the Company entered into an exclusive license agreement with Fosun Pharma, or the Fosun Agreement, for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and irritable bowel syndrome with constipation, or IBS-C. The Company assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, Fosun Pharma, is a customer. Under the terms of the Fosun Agreement, the Company received $12.0 million in up-front license fees which was recognized as revenue when the agreement was executed. Based on the Company’s assessment, it identified that the license and the manufacturing supply services were its material performance obligations at the inception of the agreement, and as such each of the performance obligations are distinct.

In addition, the Company may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at December 31, 2019.

For the year ended December 31, 2019, $3.0 million revenue was recorded towards achievement of a milestone related to the Fosun Agreement, and for the year ended December 31, 2018, there was no revenue recorded.

Knight Therapeutics, Inc., or Knight

In March 2018, the Company entered into an exclusive license agreement with Knight Therapeutics, Inc., or the Knight Agreement, for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. The Company assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, Knight, is a customer. Based on the Company’s assessment, it identified that the license and the manufacturing supply services were its material performance obligations at the inception of the agreement, and as such each of the performance obligations are distinct.

Under the terms of the agreement, the Company is eligible to receive up to CAD 25 million in total payments, or $19.2 million at the currency exchange rate on December 31, 2019, including an up-front payment and development and sales milestones, reimbursement of supply costs on a schedule specifying cost per tablet, with a reasonable mark up for overhead, as well as tiered royalty rates on net sales ranging from the mid-single digits to the low twenties. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at December 31, 2019.

For the years ended December 31, 2019 and 2018, zero and $2.3 million of revenue was recorded, respectively, related to the Knight Agreement, and zero and $0.5 million of cost of revenue was recorded, respectively, pursuant to the AstraZeneca Termination Agreement.

AstraZeneca

In June 2015, the Company entered into a termination agreement with AstraZeneca, or the AstraZeneca Termination Agreement, pursuant to which the Company remains liable to pay AstraZeneca license fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or certain other NHE3 inhibitors, up to a maximum of $75.0 million in aggregate for (i) and (ii). To date in aggregate, the Company has recognized $10.5 million of the $75.0 million, recorded as cost of revenue, as follows:

	Cost of Revenue
	Recognized		Amount Paid
	(in thousands)
Year 2017	$9,400	*	$6,000
Year 2018	466		2,864
Year 2019	600		1,002
Total	$10,466		$9,866
Maximum payment per termination agreement			75,000
Remaining potential commitment			$65,134

_______________________

*  Includes the $1,000 adjustment recorded pursuant to the adoption of ASC 606, as discussed in Note 2.

14.         INCOME TAXES

The components of the provision for income taxes for the year ended December 31, 2019, 2018 and 2017, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
State	$2	$4	$5
Foreign	301	—	1,204
Total current	303	4	1,209
Deferred:
Federal	—	—	(30)
Total deferred	—	—	(30)
Provision for income taxes	$303	$4	$1,179

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2019	2018	2017
Change in valuation allowance	(21.9)%	(22.5)%	19.9%
Income tax at the federal statutory rate	21.0	21.0	35.0
State taxes, net of federal benefit	0.3	0.6	0.5
Net impact related to foreign subsidiary	—	—	(1.2)
Impact of tax reform rate change	—	—	(56.4)
Tax credits	1.6	1.4	1.0
Stock based compensation	(0.9)	(1.2)	(0.8)
Other	(0.4)	0.7	0.1
Income tax provision	(0.3)%	—%	(1.9)%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Amortization and depreciation	$45,555	$38,376
Net operating loss carryforwards	40,896	31,621
Tax credits	10,136	8,200
Stock-based compensation	4,853	3,763
Lease obligation	984	—
Other	940	888
Gross deferred tax assets	103,364	82,848
Valuation allowance	(102,344)	(81,645)
Deferred tax assets net of valuation allowance	1,020	1,203
Deferred tax liabilities
Right of use asset	(834)	—
Revenue recognition	(158)	(1,054)
Other	(28)	(149)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence evaluated was the Company’s cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2019, December 31, 2018 and December 31, 2017, a full valuation allowance has been recorded against Company’s net deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2019, the Company had net operating loss carryforwards for federal income tax purposes of approximately $232.1 million, of which approximately $91.4 million can be carried forward indefinitely and the remaining net operating losses expire beginning in 2030, if not utilized. Federal research and development tax credit carryforwards of approximately $11.4 million that expire beginning in 2027, if not utilized, and foreign tax credit carryforwards of approximately $1.2 million that expire in 2027, if not utilized.

In addition, the Company had net operating loss carryforwards for California income tax purposes of approximately $88.3 million that expire beginning of 2030, if not utilized, and state research and development tax credit carryforwards of approximately $7.8 million which can be carried forward indefinitely. The Company had approximately $0.1 million of minimum tax credit carryovers for California income tax purposes. The minimum tax credits have no expiration date. The Company had other state net operating losses of approximately $1.8 million that begin to expire in 2025.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$23,052	$20,734	$3,892
Additions based on tax positions related to prior year	755	1,634	16,103
Additions based on tax positions related to current year	731	684	739
Balance at end of year	$24,538	$23,052	$20,734

The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $13.2 million, $9.8 million, and $8.6 million as of December 31, 2019, 2018, and 2017, respectively.

The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of an income tax audit is highly uncertain, the Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change during the next 12 months.

The Company files a federal income tax return in the U.S. and state income tax returns in California, Georgia, Maryland, Massachusetts, Michigan, New Hampshire, Oregon and Wisconsin. Because carryforward attributes generated in past years may be adjusted in a future period, the income tax returns remain open to U.S. federal and California state tax examinations. The Company is not currently under examination in any tax jurisdiction.

15.         GEOGRAPHIC INFORMATION AND CONCENTRATIONS

Revenue by geographic areas for the years ended December 31, 2019, 2018 and 2017, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$—	$—	$—
International:
North America (1)	—	2,320	—
Asia Pacific (2) (3) (4)	5,281	287	42,000
Total revenue	$5,281	$2,607	$42,000

(1)Revenues from North America in 2018 comprised of $2.3 million from Canada in accordance with the Knight Agreement.

(2)Revenues from Asia Pacific in 2019 comprised $0.3 million and $0.5 million from Japan in accordance with the 2017 KKC Agreement and 2019 KKC Agreement, respectively, $1.5 million from Hong Kong in accordance with the XuanZhu Agreement and $3.0 million from China in accordance with the Fosun Agreement.

(3)   Revenues from Asia Pacific in 2018 comprised $0.3 million from Japan in accordance with the 2017 KKC Agreement.

(4)  Revenues from Asia Pacific in 2017 included $30.0 million from Japan in accordance with the 2017 KKC Agreement and $12.0 million from China in accordance with the Fosun Agreement.

Revenues are attributed to geographical areas based on the domicile of the Company’s collaboration partners.

Revenues recorded in the years ended December 31, 2019, 2018 and 2017, were wholly from collaboration partnerships. Collaboration partnerships accounting for more than 10% of total revenues during the years ended December 31, 2019, 2018 and 2017, are as follows:

	Year Ended December 31,
	2019	2018	2017
Fosun Pharma	57%	—	29%
XuanZhu	28%	—	—
KKC	15%	11%	71%
Knight	—	89%	—

16.         NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the years ended December 31, 2019, 2018 and 2017, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(94,940)	$(91,298)	$(64,339)
Denominator:
Weighted average common shares outstanding - basic and diluted	64,478,066	56,219,919	47,435,331
Net loss per share - basic and diluted	$(1.47)	$(1.62)	$(1.36)

For the years ended December 31, 2019, 2018 and 2017, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	7,128,247	5,378,008	3,977,160
Warrants to purchase common stock	2,172,899	2,172,899	2,172,899
Restricted stock units	—	199,135	323,819
Performance-based restricted stock units	867,506	395,791	148,216
ESPP shares issuable	78,761	63,413	60,524
Total	10,247,413	8,209,246	6,682,618

The number of potential common shares that would have been included in diluted income per share had it not been for the anti-dilutive effect caused by the net loss, computed by converting these securities using the treasury stock method during the years ended December 31, 2019, 2018 and 2017, was approximately 1.1 million, 1.0 million and 1.0 million, respectively.

17.         COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has facility leases (see Note 12), as well as operating equipment leases. Future minimum payments on the Company’s noncancelable operating leases as of December 31, 2019 are as follows (in thousands):

Year Ended December 31,	Amounts
2020	$3,121
2021	2,213
Total	$5,334

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

The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance, which allows the transfer of risk associated with our exposure and may enable the Company to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

Legal Proceedings and Claims

From time to time the Company may be involved in claims arising in connection with its business. Based on information currently available, management believes that the amount, or range, of reasonably possible losses in connection with any pending actions against the Company will not be material to the Company’s financial condition or cash flows, and no contingent liabilities were accrued as of December 31, 2019 or 2018.

18.         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial results from operations for the years ended December 31, 2019 and 2018 are as follows (in thousands, except per share amounts):

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$—	$18	$3,013	$2,250
Gross profit	$—	$18	$2,413	$2,250
Operating expenses	$25,498	$24,846	$24,502	$21,098
Net loss	$(26,144)	$(25,467)	$(23,539)	$(19,790)
Net loss per share - basic and diluted	$(0.42)	$(0.41)	$(0.37)	$(0.27)

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$2,320	$30	$172	$85
Gross profit	$1,856	$30	$170	$85
Operating expenses	$19,541	$22,184	$23,902	$27,461
Net loss	$(17,019)	$(22,291)	$(24,126)	$(27,862)
Net loss per share - basic and diluted	$(0.36)	$(0.42)	$(0.39)	$(0.45)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management assessed our internal control over financial reporting as of December 31, 2019, the end the period covered by this Annual Report on Form 10‑K. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2019, identified in connection with the evaluation required by Rule 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than completion of the actions taken to remediate the material weakness identified as of June 30, 2019.

Remediation of Material Weakness

As disclosed in Item 4 in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2019 and September 30, 2019, we identified a material weakness in our internal control over financial reporting due to a failure in the design and implementation of controls over the evaluation of the terms of our clinical trial contracts for inclusion into our clinical financial model which estimates clinical trial expenses. Specifically, we had failed to properly interpret an expense in our clinical trial contracts which resulted in the over accrual of our clinical trial expenses.

During 2019, we executed our remediation plan for this material weakness. Our remediation activities included:

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

We tested such newly established policies, procedures, and control activities designed to address the above-described material weakness. As a result, we believe that this material weakness was remediated as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardelyx, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Ardelyx, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, Ardelyx, Inc. (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 6, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst  & Young LLP

Redwood City, California

March 6, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8‑K	6/24/2014	3.1
3.2	Amended and Restated Bylaws	8‑K	6/24/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S‑1/A	6/18/2014	4.2
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	S‑3	7/13/2015	4.3
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Termination Agreement, dated June 2, 2015, by and between AstraZeneca AB and Ardelyx, Inc.	10‑Q	8/12/2015	10.1
10.2	Amendment No. 1 to Termination Agreement and to Manufacturing and Supply Agreement, dated November 2, 2015 by and between AstraZeneca AB and Ardelyx, Inc.	10‑K	3/4/2016	10.1(d)
10.3(a)	Lease, dated August 8, 2008, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S‑1	5/19/2014	10.4(a)
10.3(b)	First Amendment to Lease, dated December 20, 2012, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S‑1	5/19/2014	10.4(b)
10.3(c)	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8‑K	9/9/2014	10.1
10.3(d)	Third Amendment to Lease, dated April 28, 2016, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	10‑Q	8/8/2016	10.3
10.4(a)#	Ardelyx, Inc. 2008 Stock Incentive Plan, as amended	S‑1	5/19/2014	10.5(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Stock Incentive Plan, as amended	S‑1	5/19/2014	10.5(b)
10.4(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2008 Stock Incentive Plan, as amended	S‑1	5/19/2014	10.5(c)
10.5(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan	S‑8	7/14/2014	99.3
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan	S‑1/A	6/9/2014	10.6(b)
10.5(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan	S‑1/A	6/9/2014	10.6(c)
10.6#	Form of Indemnification Agreement for directors and officers	S‑1/A	6/9/2014	10.7
10.7#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab	S‑1/A	6/9/2014	10.8
10.8#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Mark Kaufmann	S‑1/A	6/9/2014	10.15
10.9#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Jeffrey Jacobs, Ph.D.	S‑1/A	6/9/2014	10.17

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.10#	Offer Letter, dated August 11, 2011, by and between Ardelyx, Inc. and Mark Kaufmann	S‑1/A	6/9/2014	10.10
10.11#	Offer Letter, dated May 2, 2008, by and between Ardelyx, Inc. and Jeff Jacobs, Ph.D.	S‑1/A	6/9/2014	10.12
10.12#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S‑1/A	6/9/2014	10.13
10.13#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S‑1/A	6/9/2014	10.14
10.14#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan	S‑8	7/14/2014	99.6
10.15(a)#	Non-Employee Director Compensation Program	S‑1/A	6/9/2014	10.21
10.15(b)#	Description of amendments to Non-Employee Director Compensation Program	8‑K	3/9/2017	N/A
10.16	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	10‑Q	8/12/2015	10.2
10.17	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated June 2, 2015	S‑3	7/13/2015	99.1
10.18	Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated July 14, 2016	10‑Q	8/8/2016	10.1
10.19	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated July 14, 2016	10‑Q	8/8/2016	10.2
10.20(a)#	Ardelyx, Inc. 2016 Employment Commencement Incentive Plan	S‑8	11/10/2016	99.1
10.20(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Commencement Incentive Plan	S‑8	11/10/2016	99.2
10.20(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Commencement Incentive Plan	S‑8	11/10/2016	99.3
10.20(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2016 Employment Commencement Incentive Plan	S‑8	11/10/16	99.4
10.21#	Transition and Separation Agreement dated August 21, 2017, by and between the Company and Dr. Paul Korner	10‑Q	11/7/2017	10.1
10.22††	License Agreement, dated November 27, 2017, by and between Kyowa Hakko Kirin Co., Ltd. and Ardelyx, Inc.	10‑K	3/14/2018	10.35
10.23††	License Agreement, dated December 11, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. and Ardelyx, Inc.	10‑K	3/14/2018	10.36
10.24#	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and Elizabeth Grammer.	10-Q	5/8/2018	10.0
10.25#	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and David P. Rosenbaum, Ph.D.	10-Q	5/8/2018	10.1
10.26	Loan and Security Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.	10-Q	8/7/2018	10.1

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.27	Exit Fee Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.	10-Q	8/7/2018	10.2
10.28#	Transition and Separation Agreement dated July 8, 2018, by and between the Company and Reginald Seeto, MBBS.	10-Q	8/7/2018	10.3
10.29#	Amended and Restated Non-Employee Director Compensation Program.	10-Q	5/7/2019	10.1
10.30#	Transition and Separation Agreement dated November 25, 2019, by and between the Company and Mark Kaufmann.				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a‑14(a) and 15d‑14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Ardelyx, Inc.

Date: March 6, 2020	By:	/s/ Michael Raab
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

Signature	Title	Date

/s/ Michael Raab	President, Chief Executive Officer and Director	March 6, 2020
Michael Raab	(Principal Executive Officer)

/s/ Mark Kaufmann	Chief Financial Officer	March 6, 2020
Mark Kaufmann	(Principal Financial and Accounting Officer)

/s/ David Mott	Chairman of the Board of Directors	March 6, 2020
David Mott

/s/ Robert Bazemore	Director	March 6, 2020
Robert Bazemore

/s/ William Bertrand, Jr.	Director	March 6, 2020
William Bertrand, Jr.

/s/ Geoffrey A. Block	Director	March 6, 2020
Geoffrey A. Block, M.D.

/s/ Annalisa Jenkins	Director	March 6, 2020
Annalisa Jenkins, MBBS, FRCP

/s/ Jan M. Lundberg	Director	March 6, 2020
Jan M. Lundberg, Ph.D.

/s/ Gordon Ringold	Director	March 6, 2020
Gordon Ringold, Ph.D.

/s/ Richard Rodgers	Director	March 6, 2020
Richard Rodgers