Form 10-Q
period 2020-03-31
ARDELYX, INC.
filed 2020-05-07
CIK 1437402

IncreaseDecreaseInContractWithCustomerLiability

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NUMBER: 001‑36485

ARDELYX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26‑1303944
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

34175 Ardenwood Boulevard,

Fremont, California 94555

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes ☐    No ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of May 4,  2020,  was 89,056,759.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            CONDENSED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$105,895	$181,133
Short-term investments	117,312	66,379
Unbilled revenue	750	750
Prepaid expenses and other current assets	4,625	3,800
Total current assets	228,582	252,062
Property and equipment, net	2,968	3,436
Right-of-use assets	3,468	3,970
Other assets	304	314
Total assets	$235,322	$259,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,012	$2,187
Accrued compensation and benefits	1,951	4,453
Current portion of operating lease liability	2,715	2,608
Loan payable, current portion	7,437	1,183
Deferred revenue	3,366	4,541
Accrued expenses and other current liabilities	6,936	7,248
Total current liabilities	23,417	22,220
Operating lease liability, net of current portion	1,355	2,076
Loan payable, net of current portion	42,793	48,831
Total liabilities	67,565	73,127
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 89,035,096 and 88,817,741 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	9	9
Additional paid-in capital	650,617	647,078
Accumulated deficit	(482,825)	(460,452)
Accumulated other comprehensive (loss) income	(44)	20
Total stockholders’ equity	167,757	186,655
Total liabilities and stockholders’ equity	$235,322	$259,782

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Collaborative development revenue	$1,175	$—
Other revenue	38	—
Total revenues	1,213	—
Operating expenses:
Research and development	15,844	20,381
General and administrative	7,138	5,117
Total operating expenses	22,982	25,498
Loss from operations	(21,769)	(25,498)
Interest expense	(1,357)	(1,434)
Other income, net	753	790
Loss before provision for income taxes	(22,373)	(26,142)
Provision for income taxes	—	2
Net loss	$(22,373)	$(26,144)
Net loss per common share, basic and diluted	$(0.25)	$(0.42)
Shares used in computing net loss per share - basic and diluted	88,880,658	62,546,295
Comprehensive loss:
Net loss	(22,373)	(26,144)
Unrealized (losses) gains on available-for-sale securities	(64)	50
Comprehensive loss	$(22,437)	$(26,094)

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	88,817,741	$9	$647,078	$(460,452)	$20	$186,655
Issuance of common stock under employee stock purchase plan	75,804	—	375	—	—	375
Issuance of common stock upon exercise of options	141,551	—	216	—	—	216
Stock-based compensation	—	—	2,948	—		2,948
Unrealized losses on available-for-sale securities	—	—	—	—	(64)	(64)
Net loss	—	—	—	(22,373)	—	(22,373)
Balance as of March 31, 2020	89,035,096	$9	$650,617	$(482,825)	$(44)	$167,757

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2018	62,516,627	$6	$481,357	$(365,512)	$(38)	$115,813
Issuance of common stock under employee stock purchase plan	83,046	—	198	—	—	198
Issuance of common stock upon exercise of options	770	—	2	—	—	2
Stock-based compensation	—		1,922	—		1,922
Unrealized gains on available-for-sale securities	—	—	—	—	50	50
Net loss	—	—	—	(26,144)	—	(26,144)
Balance as of March 31, 2019	62,600,443	$6	$483,479	$(391,656)	$12	$91,841

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(22,373)	$(26,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	492	675
Amortization of deferred financing costs	112	120
Amortization of deferred compensation for services	89	76
Amortization of premium on investment securities	(138)	(301)
Non-cash lease expense	502	439
Stock-based compensation	2,948	1,922
Change in derivative liabilities	82	37
Non-cash interest associated with debt discount accretion	127	113
Changes in operating assets and liabilities:
Unbilled revenue	—	5,000
Prepaid expenses and other assets	(928)	411
Accounts payable	(1,174)	777
Accrued compensation and benefits	(2,502)	(1,089)
Lease liabilities	(614)	—
Accrued and other liabilities	(394)	1,051
Deferred revenue	(1,175)	—
Net cash used in operating activities	(24,946)	(16,913)
Investing activities
Proceeds from maturities of investments	4,000	55,020
Purchases of investments	(54,858)	(24,874)
Purchases of property and equipment	(25)	(165)
Net cash (used in) provided by investing activities	(50,883)	29,981
Financing activities
Proceeds from issuance of common stock under stock plans	375	198
Issuance of common stock upon exercise of options	216	2
Net cash provided by financing activities	591	200
Net (decrease) increase in cash and cash equivalents	(75,238)	13,268
Cash and cash equivalents at beginning of period	181,133	78,768
Cash and cash equivalents at end of period	$105,895	$92,036
Supplementary disclosure of cash flow information:
Income taxes paid	$—	$2
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$5,810

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except share and per share amounts and where otherwise noted)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc. (the “Company,” “we,” “us” or “our”) is a specialized biopharmaceutical company focused on developing innovative first-in-class medicines to improve treatment for people with kidney and cardiovascular diseases.

The Company operates in one business segment, which is the research and development of biopharmaceutical products.

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s most recent annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2020 and results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2020 and 2019.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K the year ended December 31, 2019. The results for the three months ended March 31, 2020, are not necessarily indicative of results to be expected for the entire year ending December 31, 2020, or any other interim period or future year.

Prior Period Errors

In connection with our review of our financial statements as of and for the six months ended June 30, 2019, we corrected errors related to the accounting for clinical trial accruals that had resulted in an overstatement of research and development expenses during the three months ended March 31, 2019 and during the year ended December 31, 2018. Specifically, management concluded that the Company’s research and development expenses recorded during the three months ended March 31, 2019 and during year ended December 31, 2018 had been overstated by $0.5 million and $3.6 million, respectively, and that the Company’s accrued expenses and other current liabilities for these periods had been overstated by the same amounts.

Management analyzed the potential impact of these errors in accordance with the SEC’s Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that while the errors were significant to the Company’s financial statements as of and for the six months ended June 30, 2019, a correction of the errors would not have been material to each quarter or the full year results for 2019 and 2018 nor affect the trend of financial results. Accordingly, during the second quarter of 2019, the Company reduced accrued and other liabilities by $4.1 million and recorded a cumulative adjustment of $4.1 million in the condensed statement of operations to reduce research and development expenses.

Liquidity

As of March 31, 2020, the Company had cash, cash equivalents and short-term investments of approximately $223.2 million. The Company believes its current available cash, cash equivalents and short-term investments will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following May 7, 2020, which is the date that these condensed financial statements are being issued.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes thereto. On an ongoing basis, management evaluates its estimates, including those related to recognition of revenue, clinical trial accruals, contract manufacturing accruals, the fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10‑K.

Recently Adopted Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under the FASB’s Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (“ASC 606”) when the collaborative arrangement participant is a customer. The Company adopted ASU 2018-18 on January 1, 2020, and the adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which considers cost and benefits and removes, modifies and adds disclosure requirements in Topic 820. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty is to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments were to be applied retrospectively to all periods presented. The Company adopted ASU 2018-13 on January 1, 2020, and the adoption of this standard did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for intra period allocations, recognizing deferred taxes for investments and calculating income taxes in interim periods. This ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Management is currently assessing the impact of this standard on the Company’s financial statements.

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

NOTE 2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of March 31, 2020 and December 31, 2019, are summarized below.

	March 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Money market funds	$100,755	$—	$—	$100,755
Commercial paper	3,999	—	—	3,999
Cash	1,141	—	—	1,141
Total cash and cash equivalents	105,895	—	—	105,895
Short-term investments
Commercial paper	$53,605	$106	$—	$53,711
Corporate bonds	49,245	10	(133)	49,122
Asset-backed securities	10,510	—	(52)	10,458
U.S. treasury notes	3,996	25	—	4,021
Total short-term investments	117,356	141	(185)	117,312
Total cash equivalents and short-term investments	$223,251	$141	$(185)	$223,207

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Money market funds	$147,208	$—	$—	$147,208
Commercial paper	19,357	3	—	19,360
Corporate bonds	11,441	—	—	11,441
Cash	3,124	—	—	3,124
Total cash and cash equivalents	181,130	3	—	181,133
Short-term investments
Commercial paper	$36,667	$14	$—	$36,681
Corporate bonds	21,690	6	(3)	21,693
Asset-backed securities	8,005	—	—	8,005
Total short-term investments	66,362	20	(3)	66,379
Total cash equivalents and short-term investments	$247,492	$23	$(3)	$247,512

All available-for-sale securities held as of March 31, 2020 had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when the fair value of that security is less than its carrying cost, in which case the Company would further evaluate the investment to determine whether the security is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition or creditworthiness of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes the investment down through the statement of operations to its fair value and establishes that value as the new cost basis for the investment. Management has determined that none of the Company’s available-for-sale securities were other-than-temporarily impaired in any of the periods presented, and as of March 31, 2020, no investment was in a continuous unrealized loss position for more than one year.  As such, the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

While our investment policy requires that we only invest in highly-rated securities and limit our exposure to any single issuer, the COVID-19 pandemic may materially affect the financial conditions of issuers, which could result in a default by one or more issuers or result in downgrades below our minimum credit rating requirements.

NOTE 3.  FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, prepaid expenses, other current assets, accounts payable, accrued expenses, and the Term Loan, as defined and discussed in Note 5. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, prepaid expenses, other current assets, accounts payable and accrued expenses approximate the related fair values due to the short maturities of these instruments. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes the fair value of the Term Loan, considering level 2 inputs, approximates this instrument’s carrying value.

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

The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1   –    Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by the Company at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. treasuries and trading securities with quoted prices on active markets.

Level 2   –    Valuations based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Examples of assets and liabilities utilizing Level 2 inputs are corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

Level 3   –    Valuations based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

The following table sets forth the fair value of the Company’s financial assets and liabilities that are measured or disclosed on a recurring basis:

	March 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$100,755	$100,755	$—	$—
Commercial paper	57,710	—	57,710	—
Corporate bonds	49,122	—	49,122	—
Asset-backed securities	10,458	—	10,458	—
U.S. treasury notes	4,021	4,021	—	—
Total	$222,066	$104,776	$117,290	$—

Liabilities:
Derivative liability for Exit Fee	$1,051	$—	$—	$1,051
Total	$1,051	$—	$—	$1,051

	December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,208	$147,208	$—	$—
Commercial paper	56,041	—	56,041	—
Corporate bonds	33,134	—	33,134	—
Asset-backed securities	8,005	—	8,005	—
Total	$244,388	$147,208	$97,180	$—

Liabilities:
Derivative liability for Exit Fee	$969	$—	$—	$969
Total	$969	$—	$—	$969

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds, U.S. treasury securities and U.S. treasury notes as Level 1. When quoted market prices are not available for the specific security, the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The Company classifies corporate bonds, commercial paper, asset-backed securities and foreign currency derivative contracts as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities such as the Exit Fee, as defined and discussed in Note 4, are classified as Level 3. There were no transfers between Level 1 and Level 2 during the periods presented.

NOTE 4.  DERIVATIVE LIABILITY

In May 2018, in connection with entering into the Loan Agreement, as defined and discussed in Note 5, the Company entered into an agreement pursuant to which the Company agreed to pay $1.5 million in cash (the “Exit Fee”) upon any change of control transaction in respect of the Company or if the Company obtains both (i) U.S. Food and Drug Administration (“FDA”) approval of tenapanor for the treatment of hyperphosphatemia in chronic kidney disease (“CKD”) patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with irritable bowel syndrome with constipation (“IBS-C”), which was obtained on September 12, 2019 when the FDA approved IBSRELA® (tenapanor), a 50 milligram, twice daily oral pill for the treatment of IBS-C in adults (the “Exit Fee Agreement”). Notwithstanding the prepayment or termination of the Term Loan, as defined and discussed in Note 5, the Company’s obligation to pay the Exit Fee will expire on May 16, 2028. The Company concluded that the Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets.

The fair value of the derivative liability was determined using a discounted cash flow analysis, and the key assumptions included in the calculation of the estimated fair value of the derivative liability include: (i) the Company’s estimates of both the probability and timing of payment of the Exit Fee to Solar Capital Ltd. and Western Alliance Bank as a result of the FDA approvals and (ii) a variable discount rate. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative liability, and it is estimated that a 10% increase or decrease in the probability of occurrence would result in a fair value fluctuation of approximately $0.1 million.

Changes in fair value, which are presented as other income, net, in the Company's condensed statements of operations, were as follows:

	Three Months Ended March 31,
	2020	2019
Fair value of Exit Fee derivative liability at January 1	$969	$533
Change in estimated fair value of derivative liability	82	37
Fair value of Exit Fee derivative liability at March 31	$1,051	$570

NOTE 5.  BORROWING

Solar Capital and Western Alliance Bank Loan Agreement

On May 16, 2018, the Company entered into a loan and security agreement (the “Loan Agreement”), with Solar Capital Ltd. and Western Alliance Bank (collectively the “Lenders”). The Loan Agreement provides for a $50.0 million term loan facility with a maturity date of November 1, 2022 (the “Term Loan”).

Borrowings under the Term Loan bear interest at a floating per annum rate equal to 7.45% plus the one-month LIBOR.  The Company is permitted to make interest-only payments on the Term Loan through June 1, 2020, unless prior to that date the Company achieves its primary endpoint in the Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis (the “Phase 3 Endpoint”), in which case the Company is permitted to make interest-only payments on the Term Loan until December 1, 2020. On December 3, 2019, the Company reported positive topline results for PHREEDOM, a long-term Phase 3 study evaluating the efficacy and safety of tenapanor as monotherapy for the treatment of hyperphosphatemia in patients with CKD on dialysis. The Lenders are in agreement that these positive data from the Phase 3 PHREEDOM study meet the definition of the Phase 3 Endpoint. Accordingly, beginning on December 1, 2020 and through the maturity date, in addition to monthly interest payments, the Company will be required to make monthly principal payments in equal monthly installments of approximately $2.1 million.

The Company paid a closing fee of 1% of the Term Loan, or $0.5 million, upon the closing of the Term Loan, and the Company is obligated to pay a final fee equal to 3.95% of the Term Loan upon the earliest to occur of the maturity date, the acceleration of the Term Loan, the prepayment or repayment of the Term Loan or the termination of the Loan Agreement. The Company may voluntarily prepay the outstanding Term Loan, subject to a prepayment premium of (i) 3% of the principal amount of the Term Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date. The Term Loan is secured by substantially all the Company’s assets, except for the Company’s intellectual property and certain other customary exclusions. Additionally, in connection with the Term Loan, the Company entered into the Exit Fee Agreement, as discussed in Note 4.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. As of March 31, 2020, the Company was in compliance with all of the covenants set forth in the Loan Agreement.

The Loan Agreement also contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including the Company’s cash. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all amounts owed under the Loan Agreement. As of March 31, 2020, to the Company’s knowledge, there were no facts or circumstances in existence that would give rise to an event of default.

As of March 31, 2020, the Company’s future payment obligations related to the Term Loan, excluding interest payments and the Exit Fee, are as follows:

Remainder of 2020	$2,083
2021	25,000
2022	24,892
Total principal and final fee payments	51,975
Less: Unamortized discount and debt issuance costs	(652)
Less: Unaccreted value of final fee	(1,093)
Loan payable	50,230
Less: Loan payable, current portion	7,437
Loan payable, net of current portion	$42,793

NOTE 6.  LEASES

All of the Company’s leases, which primarily include the right to use office and laboratory space, are operating leases, and certain of the leases have both lease and non-lease components.  The Company has elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.

The following table provides additional details related to our facility leases, as presented in the Company’s condensed balance sheet as of March 31, 2020:

Facilities
Right of use assets	$3,468

Current portion of lease liabilities	2,715
Operating lease liability, net of current portion	1,355
Total	$4,070

Weighted-average remaining life (years)	1.5
Weighted-average discount rate	12.99%

Other information related to the Company’s facilities lease is as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease expense	$648	$648
Cash paid for operating lease	$760	$614

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of March 31, 2020:

Remainder of 2020	$2,306
2021	2,183
Total undiscounted operating lease payments	4,489
Imputed interest expenses	(419)
Total operating lease liabilities	4,070
Less: Current portion of operating lease liability	2,715
Operating lease liability, net of current portion	$1,355

NOTE 7.  EQUITY INCENTIVE PLANS

Stock Option Plan

During the three months ended March 31, 2020, options were granted to employees to purchase 1,919,789 shares. The weighted-average grant-date estimated fair value of options granted during the three months ended March 31, 2020 was $5.27. The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Three Months Ended March 31,
2020
Expected term (years)	6.00
Expected volatility	83.62%
Risk-free interest rate	1.68%
Dividend yield	—%

During the three months ended March 31, 2020 and 2019, options were exercised to purchase 141,551 and 770 shares, respectively, of the Company's common stock, resulting in approximately $0.2 million and insignificant net proceeds to the Company in the three months ended March 31, 2020 and 2019, respectively.

Restricted Stock Units (“RSUs”)

In July 2018, the Company granted 903,374 performance-based restricted stock units (“PRSUs”) to its employees that vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company through the achievement date. As of March 31, 2020, 849,328 of these PRSUs were outstanding and none of these PRSUs were vested.  Based on the evaluation of the performance conditions, the Company recorded stock-based compensation expense of $0.9 million and zero for the three months ended March 31, 2020 and 2019, respectively. The related compensation cost is recognized as an expense ratably over the estimated vesting period. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted.

No RSUs or PRSUs were granted during the three months ended March 31, 2020 or 2019.  Similarly, no common shares were issued upon vesting of time-based RSUs during these periods.

Employee Stock Purchase Plan

In February 2020, the Company sold 75,804 shares of its common stock under the Company’s employee stock purchase program (“ESPP”). The shares were purchased by employees at a purchase price of $4.95 per share with proceeds to the Company of approximately $0.4 million.

Stock-Based Compensation

Stock-based compensation expense recognized for stock options, RSUs, PRSUs and the Company’s ESPP are recorded as operating expenses in the Company’s condensed statements of operations and comprehensive loss, as follows:

	Three Months Ended March 31,
	2020	2019

Research and development	$1,058	$760
General and administrative	1,890	1,162
Total	$2,948	$1,922

As of March 31, 2020, the Company’s total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following:

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock options	$13,401	3.0
PRSUs	$602	0.4
ESPP	$194	0.4

NOTE 8.  NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three months ended March 31, 2020 and 2019, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share:

	Three Months Ended
	2020	2019
Numerator:
Net loss	$(22,373)	$(26,144)
Denominator:
Weighted average common shares outstanding - basic and diluted	88,880,658	62,546,295
Net loss per share - basic and diluted	$(0.25)	$(0.42)

For the three months ended March 31, 2020 and 2019, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 11.9 million and 9.9 million, respectively.

NOTE 9.  COLLABORATION AND LICENSING AGREEMENTS

Kyowa Kirin Co., Ltd. (“KKC”)

2019 KKC Agreement

In November 2019, the Company entered into a research collaboration and option agreement with KKC (the “2019 KKC Agreement”) for research associated with identifying two pre-clinical compounds that are ready for designation as development compounds, with one compound inhibiting the first undisclosed target (“Program 1”), and a second inhibiting the second undisclosed target (“Program 2”). Pursuant to the 2019 KKC Agreement, upon completion of the research and designation by the research steering committee of one or more development candidates (“DCs”), KKC has the right to execute one or more separate collaborative agreements relating to the development and commercialization of one or both DCs in certain specified  territories.

Under the terms of the 2019 KKC Agreement, KKC agreed to pay the Company a non-refundable, non-creditable upfront fee of $10.0 million, payable as follows: the first installment of $5.0 million within 30 days of November 11, 2019 (the “Effective Date”), and the second installment of $5.0 million on the first anniversary of the Effective Date, unless the 2019 KKC Agreement is earlier terminated by KKC due to material breach by the Company. The term of the 2019 KKC Agreement commenced on the Effective Date and ends on the earliest of: (i) two years following the Effective Date, or (ii) the nomination of a program DC for both programs, (iii) or the nomination of one program DC and the decision by the parties to cease research for the other program, or (iv) the decision by the parties to cease research for both programs. The Company assessed the 2019 KKC Agreement in accordance with ASC 606 and concluded that the contract’s counterparty, KKC, is a customer. Management also considered the modification guidance prescribed in ASC 606 and concluded that the 2019 KKC Agreement should be accounted for as a separate contract from the 2017 KKC Agreement, as defined and discussed below.

The Company identified various promises in the 2019 KKC Agreement, including: the grant of an initial research license; the Program 1 research; the Program 2 research; the right to obtain certain development and commercialization rights to a Program 1 DC in certain territories; the right to obtain development and commercialization rights to a Program 2 DC in certain territories; and participation in a joint steering committee (“JSC”).  The Company determined that KKC could not benefit from either of the research programs without the research license and participation in the JSC. As such, the combined license, research programs and participation in the JSC were deemed to be the highest level of goods and services that can be deemed distinct for each of the Program 1 research and Program 2 research. The Company concluded that the options to obtain additional development and commercialization rights that are exercisable by KKC under certain circumstances are not performance obligations of the contract at inception because the option fees reflect the standalone selling price of the options, and therefore, the options are not considered to be material rights.

At the outset of the 2019 KKC Agreement, the Company determined that the initial transaction price amounted to  $10.0 million and that revenue associated with the combined performance obligations will be recognized as services are provided using an input method. Since transfer of control occurs over time, in management’s judgment this input method is the best measure of progress towards satisfying the performance obligations and reflects a faithful depiction of the transfer of goods and services. Revenue will be recognized over the Program 1 and Program 2 research periods, which are currently expected to extend through the end of 2021. Management will re-evaluate the estimates related to the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and adjust the timing of revenue recognition as necessary.

During the three months ended March 31, 2020, the Company recognized $1.2 million as revenue under the 2019 KKC Agreement in the statement of operations and comprehensive loss. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations as of March 31, 2020 was $8.4 million, of which $3.4 million is presented in the accompanying condensed balance sheet as deferred revenue. As of March 31, 2020, the Company expects to recognize the remaining transaction price allocated to the Company’s partially unsatisfied performance obligations over the remaining research terms, which, as noted above, are currently expected to extend through the end of 2021.  There were no changes in estimates associated with the 2019 KKC Agreement during the three months ended March 31, 2020.

2017 KKC Agreement

In November 2017, the Company entered into an exclusive license agreement with KKC (the “2017 KKC Agreement”), for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. The Company granted KKC an exclusive license to develop and commercialize certain sodium hydrogen exchanger 3 (“NHE3”) inhibitors including tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer. The Company retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those stated above. Pursuant to the 2017 KKC Agreement, KKC is responsible for all costs and expenses incurred in the development and commercialization of tenapanor for the treatment of cardiorenal diseases and conditions, excluding cancer in Japan. Under the 2017 KKC Agreement, the Company is responsible for supplying the tenapanor drug product for KKC’s use in development and during commercialization until KKC has assumed such responsibility. Additionally, the Company is responsible for supplying the tenapanor drug substance for KKC’s use in development and commercialization throughout the term of the 2017 KKC Agreement, provided that KKC may exercise an option to manufacture the tenapanor drug substance under certain conditions.

The Company assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, KKC, is a customer. Under the terms of the 2017 KKC Agreement, the Company received $30.0 million in upfront license fees, which was recognized as revenue when the agreement was executed. Based on the Company’s assessment, management determined that the license and the manufacturing supply services were its material performance obligations at the inception of the 2017 KKC Agreement, and as such, each of the performance obligations is distinct. Additionally, the Company recorded unbilled revenue of $5.0 million and an increase in uncharged license fees of $1.0 million related to the first milestone under the 2017 KKC Agreement that KKC; this first milestone was achieved in February 2019.

In addition to the $30.0 million upfront license fee, the Company may be entitled to receive up to $55.0 million in total development milestones, of which $5.0 million has been received to date, and approximately $78.3 million in commercialization milestones, as well as reimbursement of costs plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company recognized $38,000 and zero, respectively, as other revenue related to the manufacturing supply of tenapanor and other materials to KKC pursuant to the 2017 KKC Agreement.

Xuanzhu (HK) Biopharmaceutical Limited (“XuanZhu”)

In November 2019, the Company entered into a license agreement with XuanZhu (the “XuanZhu Agreement”), pursuant to which the Company granted XuanZhu a license to certain specific patent and patent applications. The Company assessed the XuanZhu Agreement in accordance with ASC 606 and concluded that the contract counterparty, XuanZhu, is a customer. Under the terms of the XuanZhu Agreement, the Company recognized $1.5 million in license fees, which constituted the initial transaction price, when the agreement was executed, of which $750,000 was received upfront in November 2019, and achievement for the second $750,000 payment, related to the issuance and grant of a specific patent, was determined to be not materially at risk and probable of achievement. Based on management’s assessment, the Company determined that it has one combined performance obligation, which is the license and the specific patent grant.

No revenue related to the XuanZhu Agreement was recorded during the three months ended March 31, 2020.

Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”)

In December 2017, the Company entered into an exclusive license agreement with Fosun Pharma  (the “Fosun Agreement”), for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and IBS-C. The Company assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, Fosun Pharma, is a customer. Under the terms of the Fosun Agreement, the Company received $12.0 million in upfront license fees which was recognized as revenue when the agreement was executed. Based on management’s assessment, the Company determined that the license and the manufacturing supply services represented the material performance obligations at the inception of the agreement, and as such, each of the performance obligations is distinct.

The Company may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2020.

The Company has recorded no revenue during the three months ended March 31, 2020 or 2019 related to the Fosun Agreement.

Knight Therapeutics, Inc. (“Knight“)

In March 2018, the Company entered into an exclusive license agreement with Knight (the “Knight Agreement”), for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Knight, is a customer. Based on management’s assessment, the Company determined that the license and the manufacturing supply services represented the material performance obligations at the inception of the agreement, and as such, each of the performance obligations is distinct.

Under the terms of the agreement, the Company is eligible to receive up to $17.6 million, including an upfront payment, development and sales milestones, reimbursement of supply costs on a schedule specifying cost per tablet, with a reasonable mark up for overhead, as well as tiered royalty rates on net sales ranging from the mid-single digits to the low twenties. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2020.

During the three months ended March 31, 2020 and 2019, no revenue was recorded related to the Knight Agreement.

The following table presents changes in the Company’s deferred revenue balance, which is attributable entirely to the 2019 KKC Agreement discussed above, during the reporting period:

Deferred revenue
Balance at December 31, 2019	$4,541
Increases due to cash received, excluding amounts recognized as revenue during the period	—
Decreases due to revenue recognized in the period for which cash has been received	(588)
Decreases due to revenue recognized in the period for which cash has not been received	(587)
Balance at March 31, 2020	$3,366

NOTE 10.  CONTINGENCIES

From time to time the Company may be involved in claims arising in connection with its business. Based on information currently available, management believes that the amount, or range, of reasonably possible losses in connection with any pending actions against the Company will not be material to the Company’s financial condition or cash flows, and no contingent liabilities were accrued as of March 31, 2020 or 2019.

NOTE 11.  INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes, among other features, provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While the Company continues to evaluate the impact of the CARES Act, it does not expect the provisions of the legislation to have a significant impact on the effective tax rate or on the income tax provision or deferred income tax positions of the Company.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2019. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx”, “Company”, “we”, “us”, and “our” refer to Ardelyx, Inc.

About Ardelyx

We are a specialized biopharmaceutical company focused on developing innovative first-in-class medicines to improve treatment for people with kidney and cardiovascular diseases. This includes patients with chronic kidney disease (“CKD”) on dialysis suffering from elevated serum phosphorus (“hyperphosphatemia”) and patients with CKD and/or heart failure patients with elevated serum potassium (“hyperkalemia”).

Our portfolio is led by the development of tenapanor, a first-in-class medicine for the control of serum phosphorus in patients with CKD on dialysis, for which we have completed the Phase 3 clinical program and currently expect to submit a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) in mid-2020. Tenapanor for the control of serum phosphorus has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3 (“NHE3”). This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption.

We have evaluated tenapanor in a Phase 3 program for the control of serum phosphorus in CKD patients on dialysis. In December 2019, we reported statistically significant topline efficacy results from our second monotherapy Phase 3 clinical trial, the PHREEDOM trial. The PHREEDOM trial followed a successful monotherapy Phase 3 clinical trial completed in 2017, which achieved statistical significance for the primary endpoint. PHREEDOM is a one-year study with a 26-week open-label treatment period and a 12-week double-blind, placebo-controlled randomized withdrawal period followed by a 14-week open-label safety extension period. An active safety control group, for safety analysis only, received sevelamer, open-label, for the entire 52-week study period. Patients completing the PHREEDOM trial from both the tenapanor arm and the sevelamer active safety control arm had the option to participate in NORMALIZE, an ongoing open-label 18-month extension study. The goal of the NORMALIZE study is to further our understanding of the potential for the dual mechanism of tenapanor and sevelamer to reduce serum phosphorus levels towards normal (<4.6 mg/dL) while minimizing medication burden. In addition, in September 2019, we reported positive results from the AMPLIFY trial, a Phase 3 study evaluating tenapanor in patients with CKD on dialysis who had uncontrolled hyperphosphatemia despite phosphate binder treatment.

Tenapanor, if approved, would be the first therapy for phosphate management that is not a phosphate binder. As tenapanor is a novel, potent, small molecule that is dosed as a single pill, twice-daily, we believe, tenapanor could greatly improve patient adherence and compliance and free patients from having to take multiple pills before every meal.

We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking common blood pressure medications known as renin-angiotensin-aldosterone system (“RAAS”) inhibitors. Similar to what we have done with tenapanor in developing a non-binder approach for the treatment of elevated serum phosphate levels, RDX013 is designed to offer a non-binder alternative to lowering elevated potassium with a much lower pill burden than potassium binders and we believe may provide significant advantages as a stand-alone agent or in combination with potassium binders.

In addition to the development of tenapanor for hyperphosphatemia, we have developed tenapanor for the treatment of patients with irritable bowel syndrome with constipation (“IBS-C”). In September 2019, we received FDA approval of IBSRELA® (tenapanor) for the treatment of IBS-C in adults. IBS-C is a burdensome gastrointestinal (“GI”) disorder affecting a significant number of people. It is characterized by significant abdominal pain, constipation, straining during bowel movements, bloating and/or gas.

IBSRELA (tenapanor) is a locally acting inhibitor of NHE3, an antiporter expressed on the apical surface of the small intestine and colon primarily responsible for the absorption of dietary sodium. By inhibiting NHE3 on the apical surface of the enterocytes, tenapanor reduces absorption of sodium from the small intestine and colon, resulting in an increase in water secretion into the intestinal lumen, which accelerates intestinal transit time and results in a softer stool consistency.

We have developed a proprietary drug discovery and design platform to discover targets found in the GI tract that regulate processes in the body and design product candidates that act upon those targets to take advantage of the gut’s ability to communicate with other organs.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales. As of March 31, 2020, we had an accumulated deficit of $482.8 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.   Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K filed with the SEC on March 6, 2020. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the three months ended March 31, 2020.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 2 – Description of Business and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Condensed Financial Statements, of this Quarterly Report on Form 10-Q).

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

Research and Development Expenses

We recognize all R&D expenses as they are incurred to support the discovery, research, development and manufacturing of our product candidates. R&D expenses include, but are not limited to, the following:

•

external R&D expenses incurred under agreements with consultants, third-party contract research organizations and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;

•	employee-related expenses, which include salaries, bonuses, benefits, travel and stock-based compensation;
•	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and information technology expenses;.
•	expenses associated with supplies and materials consumed in connection with our research operations; and
•	other costs associated with regulatory, clinical and non-clinical development activities.

We expect to continue to make substantial investments in research and development activities as we further progress the development of tenapanor, as well as our other product candidates, as we advance our research programs into the preclinical stage and as we continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may not succeed in achieving marketing approval for all of our product candidates, including tenapanor for the control of serum phosphorus. Additionally, with respect to the marketing approval received in the United States for tenapanor for the treatment of IBS-C, we may not be successful in securing one or more collaboration partners to commercialize tenapanor in the United States or in other territories. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, market acceptance, sufficient third-party coverage or reimbursement, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability.

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

General and Administrative Expenses

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

Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes, among other features, provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While we continue to evaluate the impact of the CARES Act, we do not expect the provisions of the legislation to have a significant impact on the effective tax rate or on the income tax provision or deferred income tax positions of the Company.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues:
Collaborative development revenue	$1,175	$—	$1,175	* %
Other revenue	38	—	38	* %
Total revenues	1,213	—	1,213	* %
Operating expenses:
Research and development	15,844	20,381	(4,537)	(22.3)%
General and administrative	7,138	5,117	2,021	39.5%
Total operating expenses	22,982	25,498	(2,516)	(9.9)%
Loss from operations	(21,769)	(25,498)	3,729	(14.6)%
Interest expense	(1,357)	(1,434)	77	(5.4)%
Other income, net	753	790	(37)	(4.7)%
Loss before provision for income taxes	(22,373)	(26,142)	3,769	(14.4)%
Provision for income taxes	—	2	(2)	(100.0)%
Net loss	$(22,373)	$(26,144)	$3,771	(14.4)%

______________________________________

* Not meaningful

The results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2020, for any other interim period, or for any other future year.

Revenue

Total revenue was $1.2 million for the three months ended March 31, 2020, an increase of $1.2 million compared to zero for the three months ended March 31, 2019. This increase was primarily attributable to higher collaborative development revenue recognized in connection with the research collaboration and option agreement entered into in December 2019 with Kyowa Kirin Co., Ltd. (“KKC”) (the “2019 KKC Agreement”).  The initial transaction price of $10.0 million is being recognized as services are provided using an input method.  As of March 31, 2020, the remaining unamortized initial transaction price totaled $8.3 million, and we currently expect this amount will be recognized through the end of 2021.

Research and Development Expenses

The following table presents our research and development (“R&D”) expenses incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
External R&D expenses	$9,197	$14,293	$(5,096)	(35.7)%
Employee-related expenses	4,994	4,599	395	8.6%
Facilities, equipment and depreciation expenses	1,593	1,418	175	12.3%
Other	60	71	(11)	(15.5)%
Total	$15,844	$20,381	$(4,537)	(22.3)%

The decrease in our external R&D expenses primarily include a $5.1 million decrease in our tenapanor-related expenses, as well as a $0.8 million decrease in our RDX013 program-related expenses, partially offset by $0.8 million of higher expenses attributable to 2019 KKC Agreement-related and general R&D expenses.  Of the overall tenapanor-related decrease,  approximately $4.1 million relates to lower clinical study costs and approximately $1.4 million relates to lower manufacturing expenses.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to an increase in headcount and related personnel costs, including stock-based compensation costs related to option vesting and performance-based restricted stock units, severance expenses related to our former chief financial officer and an increase in professional services.

Liquidity and Capital Resources

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

As of March 31, 2020 and December 31, 2019, our cash, cash equivalents and short-term investments were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$105,895	$181,133
Short-term investments	117,312	66,379
Total liquid funds	$223,207	$247,512

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(24,946)	$(16,913)
Cash (used in) provided by investing activities	(50,883)	29,981
Cash provided by financing activities	591	200
Net (decrease) increase in cash and cash equivalents	$(75,238)	$13,268

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2020 was $24.9 million, as compared to $16.9 million for the three months ended March 31, 2019. The $8.0 million increase is primarily attributable to:

•	a $5.1 million decrease in cash received from collaboration partners during the three months ended March 31, 2020 as compared to payments received during the three months ended March 31, 2019;
•	a $4.9 million decrease in cash R&D expenses (excluding working capital-related fluctuations) during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019;
•	a $1.4 million increase in cash G&A expenses (excluding working capital-related fluctuations) during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019; and

•

a $6.7 million net increase in cash used related to fluctuations in components of our non-revenue-related working capital during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, that comprised of net increases of $1.2 million, $2.0 million, $1.4 million, $0.6 million and $1.5 million in cash used related to fluctuations in our prepaid expenses and other assets, accounts payable, accrued compensation and benefits, lease liabilities, and non-payroll-related accruals and other current liabilities, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $50.9 million for the three months ended March 31, 2020, as compared to cash provided by investing activities of $30.0 million for the three months ended March 31, 2019. The $80.9 million increase in net cash used in investing activities was primarily attributable to a $51.0 million decrease in proceeds from maturities of investments and a $30.0 million increase in purchases of short-term available-for-sale investments.

Funding Requirements

We believe that our existing capital resources as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. There are numerous risks and uncertainties associated with research, development and commercialization initiatives, and actual results could vary materially as a result of a number of factors, many of which are outside of our control. Our future capital requirements are difficult to forecast and will depend on many factors, including:

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

•	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank in May 2018.

Please see the risk factors set forth in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q for additional risks associated with our capital requirements.

Off-Balance Sheet Arrangements

None.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are subject to market risks, including interest rate fluctuation exposure through our investments, in the ordinary course of our business. However, the goals of our investment policy are the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds and short-term debt securities. Because of the short-term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents.

As of March 31,  2020, we had cash, cash equivalents and short-term investments of $223.2 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our short-term investments must be rated A‑1/P‑1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.

We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month London Interbank Offered Rate (“LIBOR”), plus 7.45% per annum. A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.2 million for the three months ended March 31, 2020. As of March 31, 2020, we had an aggregate principal amount of $50.2  million outstanding pursuant to our Loan Agreement.

Foreign Currency Risk. The majority of our transactions are denominated in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily Swiss francs and the euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities associated with a limited number of manufacturing activities.

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

As of March 31,  2020, we had no open forward foreign currency exchange contracts.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of March 31, 2019. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls over financial reporting.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31,  2020, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of March 31, 2020.

ITEM 1A.     RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as other information in this Quarterly Report on Form 10‑Q, including our condensed financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of March 31, 2020, we had an accumulated deficit of $482.8 million.

We expect to continue incur substantial operating losses for the foreseeable future as we prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor, including costs associated with preparing the new drug application (“NDA”) for submission to the U.S. Food and Drug Administration (“FDA”) to request marketing authorization for tenapanor for the control of serum phosphorus in chronic kidney disease (“CKD”) patients on dialysis, commercializing tenapanor for that indication, and continuing our discovery and research activities.

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

We received FDA approval for our NDA for tenapanor for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adults in September 2019. However, we do not currently expect to commercialize tenapanor for IBS-C ourselves in the United States and have not entered into a collaboration partnership for such commercialization. We have no other products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to obtain the regulatory and marketing approvals necessary to commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, either on our own or with one or more collaboration partners, and on our ability to successfully identify a collaboration partner for the commercialization of tenapanor for the treatment of IBS-C in the United States. There can be no assurances that we will generate product revenue from sales of tenapanor, either on our own, or with a collaboration partner. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•	obtaining regulatory approvals for tenapanor for the control of serum phosphorus in CKD patients on dialysis, either on our own or with one or more collaboration partners;
•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor for IBS-C in the United States;

•

our ability to successfully commercialize tenapanor, which has been approved by the FDA for the treatment of IBS-C in adults, and/or tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, either on our own or with one or more collaboration partners;

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

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor for the IBS-C indication in the United States, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See NOTE 9, COLLABORATION AND LICENSING AGREEMENTS, in the notes to our financial statements, included in Part II, Item 8, of our most recent Annual Report on Form 10-K, for details on our obligations to AstraZeneca. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. If we are successful in obtaining regulatory approval to market tenapanor for the control of serum phosphorus in CKD patients on dialysis, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether tenapanor, along with other oral only drugs for CKD patients on dialysis, are bundled into the end-stage renal disease (“ESRD”) prospective payment system beginning in 2025, and the manner in which such introduction into the ESRD prospective payment system may occur. See “Third-party payor coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of patients suitable for tenapanor is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On May 16, 2018, we entered into a loan and security agreement with Solar Capital, Ltd. and Western Alliance Bank  (collectively the “Lenders”) pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility with a maturity date of November 1, 2022. The full amount of the loan was funded on May 16, 2018. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with the preparation and submission of the NDA for, and, if approved, the commercialization of tenapanor for the control of serum phosphorus in CKD patients on dialysis, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	the preparation and submission of an NDA to the FDA to request marketing authorization for tenapanor for the control of serum phosphorus in CKD patients on dialysis;

•	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
•

our ability to successfully commercialize tenapanor, which has been approved by the FDA for the treatment of IBS-C in adults, with one or more collaboration partners; and, our ability to successfully commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, either alone or with one or more collaboration partners;

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services responsible for administering the Medicare program, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours.

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

We do not have the ability to independently conduct clinical trials and, in some cases, nonclinical studies. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct some of our nonclinical studies and all of our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with current GLPs for nonclinical studies, and good clinical practices (“GCPs”) for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for all of our products in nonclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency (“EMA”), or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Undesirable side effects caused by our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, vomiting, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes. Despite our receipt of marketing approval for tenapanor for IBS-C in adults and the completion of our Phase 3 clinical program for tenapanor for the control of serum phosphorus, in the event that future trials conducted by us with tenapanor, or trials we conduct with our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tenapanor for such indication, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us to cease further development of a product candidate for a particular indication, or entirely. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, if we or others identify undesirable side effects caused by one of our products for which we have received regulatory approval, a number of potentially significant negative consequences could occur, including:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we, or a collaboration partner, may be required to recall the product;
•

additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof, including the imposition of a Risk Evaluation and Mitigation Strategy (“REMS”) which could require creation of a Medication Guide or patient package insert outlining the risks of such side effects for distribution to patients, a communication plan to educate healthcare providers of the drugs’ risks, as well as other elements to assure safe use of the product, such as a patient registry and training and certification of prescribers;

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

Recruiting and retaining qualified scientific, clinical, medical, manufacturing, and sales and marketing personnel is critical to our success. We are highly dependent on our executives, senior management and certain other key employees. The loss of the services of our executives, senior management or other key employee could impede the achievement of our research, development and commercial objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executives, senior management and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. We may be unable to hire, train or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel, particularly in our geographic regions. If we are unable to continue to attract and retain high quality personnel, our ability to grow and pursue our business strategy will be limited.

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

In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Clinical Health Act of 2009 (“HITECH”) and its implementing rules and regulations. Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”) failing to take appropriate steps to keep consumers’ personnel information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the “FTCA”) 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. We may also be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”) which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

We incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”) and the related rules of the Securities and Exchange Commission (“SEC”) which require, among other things, our management to report on the effectiveness of our internal control over financial reporting. Further, Section 404 generally requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts.

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

We identified a material weakness in our internal control over financial reporting in the past. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us and could have a material adverse effect on the price of our common stock.

In 2019, management and our independent registered public accounting firm identified a control deficiency that constituted a material weakness in our internal control over financial reporting. The material weakness was due to a failure in the design and implementation of controls over the evaluation of the terms of our clinical trial contracts for inclusion into our clinical financial model which estimates clinical trial expenses. Specifically, we had failed to properly interpret an expense in our clinical trial contracts which resulted in the over accrual of our clinical trial expenses during 2018 and the first quarter of 2019.

We developed and implemented a remediation plan for this material weakness which included modifications to the design and implementation of certain internal controls, and the material weakness was remediated as of December 31, 2019. Although we have remediated this material weakness, as attested by our independent registered public accounting firm, we can give no assurance that an additional material weakness or significant deficiency in our internal controls over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal controls over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations. If we cannot in the future favorably assess the effectiveness of our internal controls over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on the trading price of our common stock.

We have formed in the past, and may form in the future, collaboration partnerships, joint ventures and/or licensing arrangements, and we may not realize the benefits of such collaborations.

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we currently expect to form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin Co., Ltd. (“KKC”) for certain research programs and for commercialization of tenapanor for hyperphosphatemia in Japan; with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; and in Canada with Knight Therapeutics, Inc. (“Knight”) for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish a collaboration partnership for tenapanor for IBS-C commercialization in the United States or for any future product candidates and programs on terms that are acceptable to us, or at all. With respect to tenapanor for IBS-C in the United States, this may be because third parties may not view tenapanor for the treatment of IBS-C as having sufficient potential to be successfully commercialized. Additionally, despite third party interest in the commercialization of tenapanor for IBS-C in the United States, we may decide that it is not in the best interests of the Company to enter into such a collaboration partnership. If we are unable to establish a collaboration partnership for the commercialization of IBS-C in the United States under acceptable terms, the commercialization of tenapanor for IBS-C could be materially and adversely impacted, which could have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, we may not be successful in our efforts to establish collaboration partnerships for our other product candidates because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, and/or third parties may not view such other product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus (COVID-19) or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. Business disruptions could include disruptions or restrictions on our ability to conduct our clinical trials, as planned, travel, as well as temporary closures of the facilities of our collaboration partners, suppliers or contract manufacturers. Any disruption of our clinical trial operations, collaboration partners, suppliers or contract manufacturers could impact our operating results. For example, a supplier of intermediates for our API is located in China and one of our collaboration partners is located in Japan, both of which have recently experienced an outbreak of the novel coronavirus. Additionally, while our Phase 3 clinical development of tenapanor for the control of serum phosphorus in CKD patients on dialysis is complete, we have ongoing and planned clinical trials for tenapanor that may be delayed as a result of the restrictions placed on access to dialysis centers during the COVID-19 outbreak.  While at this point, the extent to which the COVID-19 outbreak may impact our results is uncertain, it could result in delays in delivery of our intermediates from our supplier or delays in clinical development activities by us, or our collaboration partners, which may negatively impact our operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our current or future products, and our ability to access additional capital on acceptable terms, if at all. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors. The FDA and comparable foreign authorities have substantial discretion in the approval process and we may encounter matters with the

FDA or such comparable authorities that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies for a drug product either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or result in a decision not to approve an application for regulatory approval. Despite the time and expense exerted, failure can occur at any stage.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize our product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

In addition, the FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

Tenapanor, which has been approved by the FDA for the treatment of IBS-C in Adults, and/or our other product candidates, if approved, may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

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

In order to market any product in the EEA (which is composed of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). Before the MA is granted, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and  efficacy.

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

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office (the “USPTO”) to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates.

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

Based on the number of shares outstanding as of March 31, 2020, our officers, directors and affiliated stockholders who hold at least 5% of our stock together beneficially own approximately 51.8% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of March 31, 2020, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund, collectively beneficially owned approximately 19.4% of our common stock, including shares that NEA has the right to acquire within 60 days of March 31, 2020 upon exercise of warrants held by NEA.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2020, we had 89,035,096 shares of common stock outstanding. Of those shares, approximately 43.9 million were held by current directors, executive officers and stockholders owning 5% or more of our outstanding common stock.

As of March 31, 2020, approximately 0.8 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 8.8  million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. In addition, as of March 31, 2020, approximately 2.2 million shares of common stock issuable upon exercise of outstanding warrants were eligible for sale in the public market. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 16, 2018, we entered into a loan and security agreement pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility. Covenants in the loan and security agreement limit our ability to pay dividends or make other distributions. For additional information refer to “NOTE 5.  BORROWINGS” in the notes to our unaudited condensed financial statements in Part I,  Item 1,  Condensed Financial Statements, of this Quarterly Report on Form 10 Q.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following financial statements, formatted in XBRL: (i) Condensed Balance Sheets as of March 31,  2020 and December 31, 2019, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31,  2020 and 2019, (iii) Condensed Statements of Cash Flows for the nine months ended March 31,  2020 and 2019, and (iv) Notes to Unaudited Condensed Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: May 7, 2020	By:	/s/ Keith Santorelli
Keith Santorelli
Acting Principal Financial and Accounting Officer