Form 10-Q
period 2020-06-30
ARDELYX, INC.
filed 2020-08-06
CIK 1437402

IncreaseDecreaseInContractWithCustomerLiability

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of August 3, 2020, was 89,140,563.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            CONDENSED FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$100,494	$181,133
Short-term investments	104,347	66,379
Unbilled revenue	750	750
Prepaid expenses and other current assets	6,035	3,800
Total current assets	211,626	252,062
Property and equipment, net	2,501	3,436
Right-of-use assets	2,945	3,970
Other assets	271	314
Total assets	$217,343	$259,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,212	$2,187
Accrued compensation and benefits	3,081	4,453
Current portion of operating lease liability	2,826	2,608
Loan payable, current portion	13,716	1,183
Deferred revenue	2,241	4,541
Accrued expenses and other current liabilities	7,574	7,248
Total current liabilities	33,650	22,220
Operating lease liability, net of current portion	608	2,076
Loan payable, net of current portion	36,735	48,831
Total liabilities	70,993	73,127
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 89,140,563 and 88,817,741 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	9	9
Additional paid-in capital	653,805	647,078
Accumulated deficit	(507,781)	(460,452)
Accumulated other comprehensive income	317	20
Total stockholders’ equity	146,350	186,655
Total liabilities and stockholders’ equity	$217,343	$259,782

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Licensing revenue	$706	$—	$706	$—
Collaborative development revenue	1,125	—	2,300	—
Other revenue	5	18	43	18
Total revenues	1,836	18	3,049	18
Operating expenses:
Cost of revenue	141	—	141	—
Research and development	18,864	19,475	34,708	39,856
General and administrative	7,038	5,371	14,176	10,488
Total operating expenses	26,043	24,846	49,025	50,344
Loss from operations	(24,207)	(24,828)	(45,976)	(50,326)
Interest expense	(1,226)	(1,451)	(2,583)	(2,885)
Other income, net	477	812	1,230	1,602
Loss before provision for income taxes	(24,956)	(25,467)	(47,329)	(51,609)
Provision for income taxes	—	—	—	2
Net loss	$(24,956)	$(25,467)	$(47,329)	$(51,611)
Net loss per common share, basic and diluted	$(0.28)	$(0.41)	$(0.53)	$(0.82)
Shares used in computing net loss per share - basic and diluted	89,080,046	62,651,863	88,980,353	62,599,371
Comprehensive loss:
Net loss	$(24,956)	$(25,467)	$(47,329)	$(51,611)
Unrealized gains on available-for-sale securities	361	4	297	54
Comprehensive loss	$(24,595)	$(25,463)	$(47,032)	$(51,557)

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months ended June 30, 2020

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended June 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of March 31, 2020	89,035,096	$9	$650,617	$(482,825)	$(44)	$167,757
Issuance of common stock for services	42,403	—	310	—	—	310
Issuance of common stock upon exercise of options	63,064	—	204	—	—	204
Stock-based compensation	—	—	2,674	—		2,674
Unrealized gains on available-for-sale securities	—	—	—	—	361	361
Net loss	—	—	—	(24,956)	—	(24,956)
Balance as of June 30, 2020	89,140,563	$9	$653,805	$(507,781)	$317	$146,350

	Six Months Ended June 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2019	88,817,741	$9	$647,078	$(460,452)	$20	$186,655
Issuance of common stock under employee stock purchase plan	75,804	—	375	—	—	375
Issuance of common stock for services	42,403	—	310	—	—	310
Issuance of common stock upon exercise of options	204,615	—	420	—	—	420
Stock-based compensation	—	—	5,622	—	—	5,622
Unrealized gains on available-for-sale securities	—	—	—	—	297	297
Net loss	—	—	—	(47,329)	—	(47,329)
Balance as of June 30, 2020	89,140,563	$9	$653,805	$(507,781)	$317	$146,350

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months ended June 30, 2019

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of March 31, 2019	62,600,443	$6	$483,479	$(391,656)	$12	$91,841
Issuance of common stock for services	113,136	—	311	—	—	311
Issuance of common stock upon exercise of options	1,681	—	5	—	—	5
Issuance of common stock upon vesting of restricted stock units	85,609	—	—	—	—	—
Stock-based compensation	—	—	1,923	—		1,923
Unrealized gains on available-for-sale securities	—	—	—	—	4	4
Net loss	—	—	—	(25,467)	—	(25,467)
Balance as of June 30, 2019	62,800,869	$6	$485,718	$(417,123)	$16	$68,617

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2018	62,516,627	$6	$481,357	$(365,512)	$(38)	$115,813
Issuance of common stock under employee stock purchase plan	83,046	—	198	—	—	198
Issuance of common stock for services	113,136	—	311	—	—	311
Issuance of common stock upon exercise of options	2,451	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	85,609	—	—	—	—	—
Stock-based compensation	—	—	3,845	—	—	3,845
Unrealized gains on available-for-sale securities	—	—	—	—	54	54
Net loss	—	—	—	(51,611)	—	(51,611)
Balance as of June 30, 2019	62,800,869	$6	$485,718	$(417,123)	$16	$68,617

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(47,329)	$(51,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	960	1,353
Amortization of deferred financing costs	282	282
Amortization of deferred compensation for services	158	154
Amortization of premium on investment securities	(227)	(537)
Non-cash lease expense	1,025	891
Stock-based compensation	5,622	3,845
Change in derivative liabilities	152	61
Non-cash interest associated with debt discount accretion	257	231
Changes in operating assets and liabilities:
Unbilled revenue	—	5,000
Prepaid expenses and other assets	(2,144)	12
Accounts payable	2,025	(887)
Accrued compensation and benefits	(1,372)	(372)
Lease liabilities	(1,251)	(825)
Accrued and other liabilities	174	(2,330)
Deferred revenue	(2,300)	—
Net cash used in operating activities	(43,968)	(44,733)
Investing activities
Proceeds from maturities of investments	25,519	86,454
Purchases of investments	(62,960)	(30,857)
Purchases of property and equipment	(25)	(211)
Net cash (used in) provided by investing activities	(37,466)	55,386
Financing activities
Proceeds from issuance of common stock under stock plans	375	198
Issuance of common stock upon exercise of options	420	7
Net cash provided by financing activities	795	205
Net (decrease) increase in cash and cash equivalents	(80,639)	10,858
Cash and cash equivalents at beginning of period	181,133	78,768
Cash and cash equivalents at end of period	$100,494	$89,626
Supplementary disclosure of cash flow information:
Income taxes paid	$—	$2
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$5,810

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s most recent annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2020 and results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2020 and 2019.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020, or for any other interim period or future year.

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

Liquidity

As of June 30, 2020, the Company had cash, cash equivalents and short-term investments of approximately $204.8 million. The Company believes its current available cash, cash equivalents and short-term investments will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following August 6, 2020, which is the date that these condensed financial statements are being issued.

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

Summary of Significant Accounting Policies

There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, as part of its initiative to reduce complexity in the accounting standards, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 on April 1, 2020, retrospective adoption was effective on January 1, 2020, and this adoption had no material impact on the Company’s financial position or results of operations.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. Management does not expect this guidance will have a significant impact on the Company’s financial statements.

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

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of June 30, 2020 and December 31, 2019 are summarized below.

	June 30, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Money market funds	$99,410	$—	$—	$99,410
Cash	1,084	—	—	1,084
Total cash and cash equivalents	100,494	—	—	100,494
Short-term investments
Commercial paper	$46,328	$115	$—	$46,443
Corporate bonds	35,119	170	—	35,289
Asset-backed securities	10,507	25	—	10,532
U.S. government-sponsored agency bonds	8,077	—	(2)	8,075
U.S. treasury notes	3,999	9	—	4,008
Total short-term investments	104,030	319	(2)	104,347
Total cash equivalents and short-term investments	$204,524	$319	$(2)	$204,841

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Money market funds	$147,208	$—	$—	$147,208
Commercial paper	19,357	3	—	19,360
Corporate bonds	11,441	—	—	11,441
Cash	3,124	—	—	3,124
Total cash and cash equivalents	181,130	3	—	181,133
Short-term investments
Commercial paper	$36,667	$14	$—	$36,681
Corporate bonds	21,690	6	(3)	21,693
Asset-backed securities	8,005	—	—	8,005
Total short-term investments	66,362	20	(3)	66,379
Total cash equivalents and short-term investments	$247,492	$23	$(3)	$247,512

All available-for-sale securities held as of June 30, 2020 had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when the fair value of that security is less than its carrying cost, in which case the Company would further evaluate the investment to determine whether the security is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition or creditworthiness of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes the investment down through the statement of operations to its fair value and establishes that value as the new cost basis for the investment. Management has determined that none of the Company’s available-for-sale securities were other-than-temporarily impaired in any of the periods presented, and as of June 30, 2020, no investment was in a continuous unrealized loss position for more than one year.  As such, the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1   –    Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by the Company at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. treasuries and trading securities with quoted prices on active markets.

Level 2   –    Valuations based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Examples of assets and liabilities utilizing Level 2 inputs are corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

Level 3   –    Valuations based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

The following table sets forth the fair value of the Company’s financial assets and liabilities that are measured or disclosed on a recurring basis:

	June 30, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$99,410	$99,410	$—	$—
Commercial paper	46,443	—	46,443	—
Corporate bonds	35,289	—	35,289	—
Asset-backed securities	10,532	—	10,532	—
U.S. government-sponsored agency bonds	8,075	8,075
U.S. treasury notes	4,008	4,008	—	—
Total	$203,757	$111,493	$92,264	$—

Liabilities:
Derivative liability for Exit Fee	$1,121	$—	$—	$1,121
Total	$1,121	$—	$—	$1,121

	December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,208	$147,208	$—	$—
Commercial paper	56,041	—	56,041	—
Corporate bonds	33,134	—	33,134	—
Asset-backed securities	8,005	—	8,005	—
Total	$244,388	$147,208	$97,180	$—

Liabilities:
Derivative liability for Exit Fee	$969	$—	$—	$969
Total	$969	$—	$—	$969

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

NOTE 4.  DERIVATIVE LIABILITY

In May 2018, in connection with entering into the Loan Agreement, as defined and discussed in Note 5, the Company entered into an agreement pursuant to which the Company agreed to pay $1.5 million in cash (the “Exit Fee”) upon any change of control transaction in respect of the Company or if the Company obtains both (i) U.S. Food and Drug Administration (“FDA”) approval of tenapanor for the treatment of hyperphosphatemia in chronic kidney disease patients on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with irritable bowel syndrome with constipation (“IBS-C”), which was obtained on September 12, 2019 when the FDA approved IBSRELA® (tenapanor), a 50 milligram, twice daily oral pill for the treatment of IBS-C in adults (the “Exit Fee Agreement”). Notwithstanding the prepayment or termination of the Term Loan, as defined and discussed in Note 5, the Company’s obligation to pay the Exit Fee will expire on May 16, 2028. The Company concluded that the Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets.

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

Changes in fair value, which are presented as other income, net, in the Company's condensed statements of operations, were as follows:

	Six Months Ended June 30,
	2020	2019
Fair value of Exit Fee derivative liability at January 1	$969	$533
Change in estimated fair value of derivative liability	152	61
Fair value of Exit Fee derivative liability at June 30	$1,121	$594

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. As of June 30, 2020, the Company was in compliance with all of the covenants set forth in the Loan Agreement.

The Loan Agreement also contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including the Company’s cash. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all amounts owed under the Loan Agreement. As of June 30, 2020, to the Company’s knowledge, there were no facts or circumstances in existence that would give rise to an event of default.

As of June 30, 2020, the Company’s future payment obligations related to the Term Loan, excluding interest payments and the Exit Fee, are as follows:

Remainder of 2020	$2,083
2021	25,000
2022	24,892
Total principal and final fee payments	51,975
Less: Unamortized discount and debt issuance costs	(561)
Less: Unaccreted value of final fee	(963)
Loan payable	50,451
Less: Loan payable, current portion	13,716
Loan payable, net of current portion	$36,735

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

The following table provides additional details related to our facility leases, as presented in the Company’s condensed balance sheet as of June 30, 2020:

Facilities
Right of use assets	$2,945

Current portion of lease liabilities	2,826
Operating lease liability, net of current portion	608
Total	$3,434

Weighted-average remaining life (years)	1.25
Weighted-average discount rate	12.99%

Other information related to the Company’s facilities lease is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$648	$648	$1,296	$1,296
Cash paid for operating lease	$761	$616	$1,521	$1,230

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of June 30, 2020:

Remainder of 2020	$1,544
2021	2,183
Total undiscounted operating lease payments	3,727
Imputed interest expenses	(293)
Total operating lease liabilities	3,434
Less: Current portion of operating lease liability	2,826
Operating lease liability, net of current portion	$608

NOTE 7. EQUITY INCENTIVE PLANS

Stock Option Plan

During the three and six months ended June 30, 2020, options were granted to employees and members of the board of directors to purchase 729,727 and 2,649,516 shares, respectively, of the Company's common stock. The weighted-average grant-date estimated fair value of options granted during the three and six months ended June 30, 2020 was $5.14 and $5.19, respectively. The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Six Months Ended June 30,
2020
Expected term (years)	6.00
Expected volatility	83.55%
Risk-free interest rate	1.33%
Dividend yield	—%

During the three and six months ended June 30, 2020, options were exercised to purchase 63,064 and 204,615 shares, respectively, of the Company's common stock, resulting in corresponding approximately $0.2 million and $0.4 million net proceeds, respectively, to the Company. During the three and six months ended June 30, 2019, options were exercised to purchase 1,681 and 2,451 shares, respectively, of the Company's common stock, resulting in corresponding insignificant net proceeds to the Company.

Restricted Stock Units (“RSUs”)

In July 2018, the Company granted 903,374 performance-based restricted stock units (“PRSUs”) to its employees that vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company through the achievement date. As of June 30, 2020, 849,328 of these PRSUs were outstanding and none of these PRSUs were vested.  Additionally, during the three months ended June 30, 2020, the Company granted 30,000 PRSUs with the same performance criteria to its recently hired chief commercial officer and chief financial officer, of which none vested and those 30,000 PRSU’s are also outstanding at June 30, 2020. Based on the evaluation of the performance conditions, the Company recorded stock-based compensation expense of $0.6 million and $1.4 million for the three and six months ended June 30, 2020, respectively. The Company had not recorded stock-based compensation expense for the three and six months ended June 30, 2019 related to these PRSUs. The related compensation cost is recognized as an expense ratably over the estimated vesting period. The expense recognized for these awards is based on the grant date fair value of the Company’s common stock multiplied by the number of units granted.

For each of the three and six months ended June 30, 2020 and 2019, the Company issued zero and 85,609 shares, respectively, of its common stock upon vesting of time-based RSUs to its employees. No time-based RSUs were granted to employees during the three and six months ended June 30, 2020 or 2019.

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

Issuance of Common Stock for Services

For the three and six months ended June 30, 2020, the Company issued 42,403 shares of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Amended and Restated Non-Employee Director Compensation Program. The shares issued were valued at $0.3 million based on the fair value of the common stock on the date of grant. For the three and six months ended June 30, 2019, the Company issued 113,136 shares of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Amended and Restated Non-Employee Director Compensation Program. The shares issued were valued at $0.3 million based on the fair value of the common stock on the date of grant.

Stock-Based Compensation

Stock-based compensation expense recognized for stock options, RSUs, PRSUs and the Company’s ESPP are recorded as operating expenses in the Company’s condensed statements of operations and comprehensive loss, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Research and development	$1,144	$767	$2,202	$1,527
General and administrative	1,530	1,156	3,420	2,318
Total	$2,674	$1,923	$5,622	$3,845

As of June 30, 2020, the Company’s total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following:

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock options	$15,202	2.8
PRSUs	$396	0.2
ESPP	$78	0.2

 Warrants

In June 2015, the Company had sold and issued warrants to purchase 2,172,899 shares of common stock. The purchase price for the warrants was $0.125 per warrant. The warrants were exercisable for an exercise price of $13.91 per share at any time prior to the earlier of (i) 5 years from the date of issuance or (ii) certain changes in control of the Company. The Company had determined that the warrants should be classified as equity. In June 2020, the warrants expired with none of the warrants exercised.

NOTE 8. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three and six months ended June 30, 2020 and 2019, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share:

	Three Months Ended		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(24,956)	$(25,467)	$(47,329)	$(51,611)
Denominator:
Weighted average common shares outstanding - basic and diluted	89,080,046	62,651,863	88,980,353	62,599,371
Net loss per share - basic and diluted	$(0.28)	$(0.41)	$(0.53)	$(0.82)

For the three and six months ended June 30, 2020, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 11.5 million and 11.7 million, respectively.

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

During the three and six months ended June 30, 2020, the Company recognized $1.1 million and $2.3 million, respectively, as revenue under the 2019 KKC Agreement in the accompanying statement of operations and comprehensive loss. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations as of June 30, 2020 was $7.2 million, of which $2.2 million is presented in the accompanying condensed balance sheet as deferred revenue. As of June 30, 2020, the Company expects to recognize the remaining transaction price allocated to the Company’s partially unsatisfied performance obligations over the remaining research terms, which, as noted above, are currently expected to extend through the end of 2021.  There were no changes in estimates associated with the 2019 KKC Agreement during the three and six months ended June 30, 2020.

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

In addition to the $30.0 million upfront license fee, the Company may be entitled to receive up to $55.0 million in total development milestones, of which $5.0 million has been received to date, and approximately $78.9 million in commercialization milestones, as well as reimbursement of costs plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2020.

During the three and six months ended June 30, 2020, the Company recognized $5,000 and $43,000, respectively, as other revenue related to the manufacturing supply of tenapanor and other materials to KKC pursuant to the 2017 KKC Agreement. Similarly, for each of the three and six months ended June 30, 2019, $18,000 was recognized as other revenue..

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

No revenue related to the XuanZhu Agreement was recorded during the three and six months ended June 30, 2020.

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

The Company may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2020.

The Company has recorded no revenue during the three and six months ended June 30, 2020 or 2019 related to the Fosun Agreement.

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

Under the terms of the agreement, the Company is eligible to receive up to $18.3 million, including an upfront payment, development and sales milestones, reimbursement of supply costs on a schedule specifying cost per tablet, with a reasonable mark up for overhead, as well as tiered royalty rates on net sales ranging from the mid-single digits to the low twenties. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2020.

In April 2020, Knight announced that it had received approval from Health Canada for IBSRELA® (tenapanor) for the treatment of IBS-C, and in May 2020, the Company received a development milestone payment from Knight related to the achievement of the aforementioned milestone.

For each of the three and six months ended June 30, 2020 the Company recognized $0.7 million as licensing revenue and for the three and six months ended June 30, 2019 no revenue was recognized related to the Knight Agreement.

AstraZeneca AB (“AstraZeneca”)

In June 2015, the Company entered into a termination agreement with AstraZeneca (the “AstraZeneca Termination Agreement”) pursuant to which the Company has agreed to pay AstraZeneca fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of June 30, 2020, to date in aggregate, the Company has recognized $10.6 million of the $75.0 million, recorded as cost of revenue, and has paid AstraZeneca $10.6 million. For each of the three and six months ended June 30, 2020 and 2019 the Company has recognized and recorded as cost of revenue $0.1 million and zero, respectively, related to the AstraZeneca Termination Agreement.

The following table presents changes in the Company’s deferred revenue balance, which is attributable entirely to the 2019 KKC Agreement discussed above, during the reporting period:

Deferred revenue
Balance at December 31, 2019	$4,541
Increases due to cash received, excluding amounts recognized as revenue during the period	—
Decreases due to revenue recognized in the period for which cash has been received	(1,150)
Decreases due to revenue recognized in the period for which cash has not been received	(1,150)
Balance at June 30, 2020	$2,241

NOTE 10. CONTINGENCIES

From time to time the Company may be involved in claims arising in connection with its business. Based on information currently available, management believes that the amount, or range, of reasonably possible losses in connection with any pending actions against the Company will not be material to the Company’s financial condition or cash flows, and no contingent liabilities were accrued as of June 30, 2020 or 2019.

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

NOTE 12.  SUBSEQUENT EVENT

On July 9, 2020 the Company filed a Form S-3 registration statement containing (i) a base prospectus for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250,000,000 of the Company’s common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100,000,000 of the Company’s common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC, deemed to be “at the market offerings”. This prospectus supplement supersedes prior “at the market offerings” agreement. Subsequently, on July 24, 2020 the Company filed an amendment to the said Form S-3, which became effective on August 3, 2020.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx”, “Company”, “we”, “us”, and “our” refer to Ardelyx, Inc.

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

Our portfolio is led by the development of tenapanor, a first-in-class medicine for the control of serum phosphorus in adult patients with CKD on dialysis, for which we completed the Phase 3 clinical program and have submitted a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) on June 30, 2020. Based on standard FDA review timelines, we expect to receive notification from the FDA on the acceptance of the filing for substantive review by early September 2020. Tenapanor for the control of serum phosphorus has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3 (“NHE3”). This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. Three successful Phase 3 studies demonstrating tenapanor’s ability to reduce phosphate levels, as either monotherapy or as part of a dual mechanism approach with phosphate binders, have been reported.

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

In June 2020, we announced positive results from a planned interim data analysis from our ongoing NORMALIZE Phase 4 study evaluating tenapanor, as monotherapy or in combination with sevelamer, to achieve serum phosphorus levels in the normal range (2.5 – 4.5 mg/dL) in patients with CKD on dialysis. The NORMALIZE extension study allowed patients from our PHREEDOM study to continue therapy with tenapanor and enabled those patients in the PHREEDOM safety control arm receiving sevelamer carbonate to transition to tenapanor.  The data from the planned interim analysis demonstrated that the foundational use of tenapanor as monotherapy or in combination with sevelamer carbonate produces a significant phosphorus-lowering effect with a mean serum phosphorous reduction of 2.33 mg/dL, from a mean baseline phosphorus of 7.27 mg/dL at the beginning of the PHREEDOM trial to a mean of 4.94 mg/dL at the time of this analysis. Of the 171 patients in this interim analysis who completed up to 9 months of treatment in this extension study, up to 47.4% achieved a normal serum phosphorus level, and of those, the majority were on tenapanor alone or tenapanor with low dose sevelamer of ≤3 sevelamer tablets per day. These data represent a 58% improvement in the rate of patients who achieve a normal serum phosphorus level, as compared to current treatment practice data as reported in the April 2020 Dialysis Outcomes Practice Patterns Study (“DOPPS”) Practice Monitor. The DOPPS data demonstrate that, with currently available treatments, only  30% of patients have serum phosphorous levels < 4.6 mg/dL. The only adverse event reported in >5% of patients in NORMALIZE was diarrhea, with an incidence rate of 23.3%.

In September 2019, we reported positive results from the AMPLIFY trial, a Phase 3 study evaluating tenapanor in patients with CKD on dialysis who had uncontrolled hyperphosphatemia despite phosphate binder treatment.

In June 2020, our partner Kyowa Kirin Co., Ltd. (“KKC”), a Japan-based global specialty pharmaceutical company exclusively developing tenapanor in Japan, presented results from a Phase 2 trial of tenapanor at the European Renal Association-European Dialysis and Transplant Association annual meeting (“ERA-EDTA 2020”). The trial was designed to evaluate if, with tenapanor, patients with hyperphosphatemia undergoing hemodialysis could achieve at least a 30% decrease in mean pill burden while maintaining their serum phosphorus level. The study results were statistically significant, with 71.6% (p<0.001) of patients achieving at least a 30% reduction in mean pill burden. The overall mean reduction in phosphate binder usage was 80% (reduction from 14.7 to 3.0 pills per day), while maintaining serum phosphorus control. The mean phosphorus level of patients entering the study on treatment with binders was 5.2 mg/dL at baseline and 4.7 mg/dL at the end of the 26-week study

Tenapanor, if approved, would be the first therapy for phosphate management that blocks phosphorus absorption at the primary pathway of uptake. It is not a phosphate binder. Tenapanor is a novel, potent, small molecule, that has been shown in the phase 3 studies to treat hyperphosphatemia as monotherapy and as a dual mechanism approach .  Additionally,  as such  we believe tenapanor could greatly improve patient adherence and compliance with one single pill dosed twice daily in contrast to current therapies where typically multiple pills are taken before every meal.

We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking common blood pressure medications known as renin-angiotensin-aldosterone system (“RAAS”) inhibitors. Similar to what we have done with tenapanor in developing a non-binder approach for the treatment of elevated serum phosphate levels, RDX013 is designed to target the underlying biological mechanisms of potassium secretion to lower elevated potassium. While currently available therapies are all ion exchange agents, RDX013 is a first in class approach that exerts its effects by amplifying the underlying pathways of potassium secretion in the colon.

In addition to the development of tenapanor for hyperphosphatemia, we have developed tenapanor for the treatment of patients with irritable bowel syndrome with constipation (“IBS-C”). In September 2019, we received FDA approval of IBSRELA® (tenapanor) for the treatment of IBS-C in adults. IBS-C is a burdensome gastrointestinal (“GI”) disorder affecting a significant number of people. It is characterized by significant abdominal pain, constipation, straining during bowel movements, bloating and/or gas. We are currently seeking a collaboration partner to commercialize IBSRELA® (tenapanor) in the United States.

We have developed a proprietary drug discovery and design platform to discover targets found in the GI tract that regulate processes in the body and design product candidates that act upon those targets to take advantage of the gut’s ability to communicate with other organs.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales. As of June 30, 2020, we had an accumulated deficit of $507.8 million.

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

Impact of COVID-19

The global COVID-19 pandemic has impacted the operational decisions of companies worldwide. It also has created and may continue to create significant uncertainty in the global economy. We have undertaken measures to protect our employees, partners, collaborators, and vendors, some of which impact our normal operations. To date, we have been able to continue our operations with our workforce, most of whom are working remotely, and our pre-existing infrastructure that supports secure access to our internal systems. If, however, the COVID-19 pandemic has a substantial impact on the productivity of our employees, our ability to successfully prepare for the commercial launch of tenapanor for the control of serum phosphorous in CKD patients on dialysis, including our ability to hire and successfully integrate into the company the new personnel required to prepare for such launch, or our ability to progress our research and development efforts, the results of our operations and overall financial performance may be adversely impacted. We filed our NDA with the FDA on June 30, 2020, and the timing of this review may be affected due to constraints at the FDA, as many of the FDA staff are working on COVID-19 activities and the FDA may be required to further reprioritize their resources for the COVID-19 drug programs. The extent of the impact from the COVID-19 pandemic on our business will depend largely on future developments that are highly uncertain and cannot be predicted. For a discussion of risks of COVID-19 relating to our business, see “Part II: Other Information-Item 1A.- Risk Factors- Risks Related to Our Business- The ongoing COVID-19 pandemic, or any other outbreak of epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.” As of the date of issuance of this financial report, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions to the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K filed with the SEC on March 6, 2020. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the three and six months ended June 30, 2020.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Description of Business and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).

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

Cost of Revenue

Cost of revenue currently represents payments due to AstraZeneca AB (“AstraZeneca”), which under the terms of a termination agreement entered into in 2015 is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $10.6 million of the $75.0 million under the AstraZeneca Termination Agreement.

Research and Development Expenses

We recognize all R&D expenses as they are incurred to support the discovery, research, development and manufacturing of our product candidates. R&D expenses include, but are not limited to, the following:

●	external R&D expenses incurred under agreements with consultants, third-party contract research organizations and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;
●	employee-related expenses, which include salaries, bonuses, benefits, travel and stock-based compensation;
●	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and information technology expenses;.
●	expenses associated with supplies and materials consumed in connection with our research operations; and
●	other costs associated with regulatory, clinical and non-clinical development activities.

We expect to continue to make substantial investments in research and development activities as we further progress the development of tenapanor, as well as our other product candidates, as we advance our research programs into the preclinical stage and as we continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may not succeed in achieving marketing approval for our product candidates, including tenapanor for the control of serum phosphorus. Additionally, with respect to the marketing approval received in the United States for tenapanor for the treatment of IBS-C, we may not be successful in securing one or more collaboration partners to commercialize tenapanor in the United States. The probability of success of each of our product candidates may be affected by numerous factors, including preclinical data, clinical data, market acceptance, sufficient third-party coverage or reimbursement, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability.

We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, ongoing assessment as to each product candidate’s commercial potential, and our ability to access capital on acceptable terms. We will need to raise additional capital and may seek additional collaboration partnerships in order to complete the development and commercialization of tenapanor. If we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor or certain of our product candidates through the use of alternative structures.

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues:
Licensing revenue	$706	$—	$706	* %
Collaborative development revenue	1,125	—	1,125	* %
Other revenue	5	18	(13)	(72.2)%
Total revenues	1,836	18	1,818	* %
Operating expenses:
Cost of revenue	141	—	141	* %
Research and development	18,864	19,475	(611)	(3.1)%
General and administrative	7,038	5,371	1,667	31.0%
Total operating expenses	26,043	24,846	1,197	4.8%
Loss from operations	(24,207)	(24,828)	621	(2.5)%
Interest expense	(1,226)	(1,451)	225	(15.5)%
Other income, net	477	812	(335)	(41.3)%
Net loss	$(24,956)	$(25,467)	$511	(2.0)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues:
Licensing revenue	$706	$—	$706	* %
Collaborative development revenue	2,300	—	2,300	* %
Other revenue	43	18	25	138.9%
Total revenues	3,049	18	3,031	* %
Operating expenses:
Cost of revenue	141	—	141	* %
Research and development	34,708	39,856	(5,148)	(12.9)%
General and administrative	14,176	10,488	3,688	35.2%
Total operating expenses	49,025	50,344	(1,319)	(2.6)%
Loss from operations	(45,976)	(50,326)	4,350	(8.6)%
Interest expense	(2,583)	(2,885)	302	(10.5)%
Other income, net	1,230	1,602	(372)	(23.2)%
Loss before provision for income taxes	(47,329)	(51,609)	4,280	(8.3)%
Provision for income taxes	—	2	(2)	(100.0)%
Net loss	$(47,329)	$(51,611)	$4,282	(8.3)%

____________________________________

* Not meaningful

The results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2020, for any other interim period, or for any other future year.

Revenue

Total revenue was $1.8 million for the three months ended June 30, 2020, an increase of $1.8 million compared to $18,000 for the three months ended June 30, 2019. This increase was primarily attributable to $1.1 million higher collaborative development revenue recognized in connection with the research collaboration and option agreement entered into in December 2019 with Kyowa Kirin Co., Ltd. (“KKC”) (the “2019 KKC Agreement”) and a $0.7 million increase in licensing revenue recognized upon Knight’s achievement of a development milestone, pursuant to the Knight Agreement, partially offset by a $13,000 decrease in manufacturing supply of tenapanor and other materials sold to KKC (the “2017 KKC Agreement”) for its product development and clinical trials in Japan in accordance with our agreement with KKC. For the above mentioned 2019 KKC Agreement, the initial transaction price of $10.0 million, revenue is being recognized as services are provided using an input method.  As of June 30, 2020, the remaining unamortized initial transaction price totaled $7.2 million, and we currently expect this amount will be recognized through the end of 2021.

Total revenue was $3.0 million for the six months ended  June 30, 2020, an increase of $3.0 million compared to $18,000 for the six months ended June 30, 2019. This increase was primarily attributable to $2.3 million higher collaborative development revenue recognized in connection with the 2019 KKC Agreement, a $0.7 million increase in licensing revenue recognized upon Knight’s achievement of a development milestone, pursuant to the Knight Agreement and a $25,000 increase in manufacturing supply of tenapanor and other materials sold to KKC in accordance with the 2017 KKC Agreement.

Cost of revenue

The increase in cost of revenue for both the three and six months ended June 30, 2020 was due to an increase in fees owed to AstraZeneca pursuant to the AstraZeneca Termination Agreement, corresponding to the licensing revenue realized.

Research and Development Expenses

The following table presents our R&D expenses incurred during the periods indicated (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
External R&D expenses	$12,277	$13,308	$(1,031)	(7.7)%
Employee-related expenses	5,129	4,556	573	12.6%
Facilities, equipment and depreciation expenses	1,414	1,572	(158)	(10.1)%
Other	44	39	5	12.8%
Total	$18,864	$19,475	$(611)	(3.1)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
External R&D expenses	$21,475	$27,601	$(6,126)	(22.2)%
Employee-related expenses	10,123	9,156	967	10.6%
Facilities, equipment and depreciation expenses	3,006	2,989	17	0.6%
Other	104	110	(6)	(5.5)%
Total	$34,708	$39,856	$(5,148)	(12.9)%

The decrease in our external R&D expenses for the three months ended  June 30, 2020 primarily includes a $1.1 million decrease in our tenapanor-related expenses, as well as a $0.6 million decrease in our RDX013 program-related expenses, partially offset by $0.7 million of higher expenses attributable to 2019 KKC Agreement-related and general R&D expenses.  Of the overall tenapanor-related decrease, approximately $7.9 million relates to lower clinical study costs due to the winding down of expenses associated with our Phase 3 program for tenapanor for the control of hyperphosphatemia, offset by an out-of-period adjustment that reduced clinical trial expenses by $4.1 million related to our tenapanor clinical trials for the three months ended June 30, 2019; and an approximately $2.1 million decrease in manufacturing expenses due to reduced validation related expenses for tenapanor in 2020 as compared to 2019; offset by an increase of $4.6 million related to regulatory expenses that includes $2.9 million paid to the FDA for the filing of a NDA for tenapanor for the control of serum phosphorus in CKD patients on dialysis on June 30, 2020.

The decrease in our external R&D expenses for the six months ended  June 30, 2020 primarily includes a $6.1 million decrease in our tenapanor-related expenses, as well as a $1.4 million decrease in our RDX013 program-related expenses, partially offset by $1.4 million of higher expenses attributable to 2019 KKC Agreement-related and general R&D expenses.  Of the overall tenapanor-related decrease, approximately $11.6 million relates to lower clinical study costs due to the winding down of expenses associated with our Phase 3 program for tenapanor for the control of hyperphosphatemia, offset by an out-of-period adjustment that had reduced clinical trial expenses by $3.6 million related to our tenapanor clinical trials for the six months ended June 30, 2019; and approximately $3.3 million relates to lower manufacturing expenses due to reduced validation related expenses for tenapanor in 2020 as compared to 2019; offset by an increase of $4.9 million related to regulatory expenses that includes $2.9 million paid to the FDA for the filing of a NDA for tenapanor for the control of serum phosphorus in CKD patients on dialysis on June 30, 2020.

General and Administrative Expenses

The increase in general and administrative expenses for the three months ended June 30, 2020 was primarily due to an increase in headcount and related personnel costs, including stock-based compensation costs related to option vesting and performance-based restricted stock units and an increase in professional services.

The increase in general and administrative expenses for the six months ended June 30, 2020 was primarily due to an increase in headcount and related personnel costs, including stock-based compensation costs related to option vesting and performance-based restricted stock units, severance expenses related to our former chief financial officer and an increase in professional services.

Interest Expense

The decrease in interest expense for both the three and six months ended June 30, 2020 was primarily due to lower interest rates.

Other Income, net

The decrease in other income, net for the three months ended June 30, 2020 was primarily due to a decrease in investment income, a higher exit fee revaluation adjustment related to our loan agreement and an increase in currency exchange losses.

The decrease in other income, net for the six months ended June 30, 2020 was primarily due to a decrease in investment income and a higher exit fee revaluation adjustment related to our loan agreement.

Liquidity and Capital Resources

Our primary sources of cash have been from the sale and issuance of common stock (in both public offerings and private placements) and private placements of convertible preferred stock, funds from our collaboration partnerships, and funds from our loan agreement. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures, and pre-commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

As of June 30, 2020 and December 31, 2019, our cash, cash equivalents and short-term investments were as follows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$100,494	$181,133
Short-term investments	104,347	66,379
Total liquid funds	$204,841	$247,512

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(43,968)	$(44,733)
Cash (used in) provided by investing activities	(37,466)	55,386
Cash provided by financing activities	795	205
Net (decrease) increase in cash and cash equivalents	$(80,639)	$10,858

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2020 was $43.9 million, as compared to $44.7 million for the six months ended June 30, 2019. The $0.8 million decrease is primarily attributable to:

●	a $4.4 million decrease in cash received from collaboration partners during the six months ended June 30, 2020 as compared to payments received during the six months ended June 30, 2019;
●	a $0.7 million increase in cash expense related to AstraZeneca payments during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019;
●	a $5.8 million decrease in cash R&D expenses (excluding working capital-related fluctuations) during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019;
●	a $2.8 million increase in cash G&A expenses (excluding working capital-related fluctuations) during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019;
●	a $0.4 million decrease in net cash interest payments during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019;
●	a $0.1 million increase in net cash other income during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019;
●	a $2.5 million net decrease in cash used related to fluctuations in components of our non-revenue-related working capital during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, which comprised of net decreases of $2.9 million, and $3.1 million in cash used related to fluctuations in our accounts payable and non-payroll-related accruals and other current liabilities, and net increases of $2.0 million, $1.0 million, and $0.5 million in cash used in our prepaid expenses and other assets, accrued compensation and benefits, and lease liabilities respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $37.5 million for the six months ended June 30, 2020, as compared to cash provided by investing activities of $55.4 million for the six months ended June 30, 2019. The $92.9 million decrease in net cash provided by investing activities was primarily attributable to a $61.0 million decrease in proceeds from maturities of investments, a $0.2 million decrease in purchases of property and equipment, and $32.1 million increase in purchases of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $0.6 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was attributable to an $0.2 million increase in net proceeds from issuance of common stock under our stock plans, and a $0.4 million decrease in issuance of common stock upon exercise of options.

Funding Requirements

We believe that our existing capital resources as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. There are numerous risks and uncertainties associated with research, development and commercialization initiatives, and actual results could vary materially as a result of a number of factors, many of which are outside of our control. Our future capital requirements are difficult to forecast and will depend on many factors, including:

●	the FDA’s actions and decisions with respect to the NDA submitted to the FDA on June 30, 2020 to request marketing authorization for tenapanor for the control of serum phosphorus in CKD patients on dialysis;
●	our ability to successfully commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, either alone or with one or more collaboration partners;
●	the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved
●	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
●	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
●	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities;
●	our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
●	the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
●	the cash requirements of any future acquisitions or discovery of product candidates;

●	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates, including RDX013;
●	the time and cost necessary to respond to technological and market developments;
●	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
●	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank in May 2018.

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

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $204.8 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.

We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month London Interbank Offered Rate (“LIBOR”), plus 7.45% per annum. A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.2 million for the six months ended June 30, 2020. As of June 30, 2020, we had an aggregate principal amount of $50.5 million outstanding pursuant to our Loan Agreement.

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

As of June 30, 2020, we had no open forward foreign currency exchange contracts.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls over financial reporting.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2020, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of June 30, 2020.

ITEM 1A.     RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of June 30, 2020, we had an accumulated deficit of $507.8 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor for the control of serum phosphorus in chronic kidney disease (“CKD”) patients on dialysis;  , if approved, as we commence commercialization of tenapanor for that indication; and as we continue our discovery and research activities.

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

We received FDA approval for our NDA for tenapanor for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adults in September 2019. However, we do not currently expect to commercialize tenapanor for IBS-C ourselves in the United States and have not entered into a collaboration partnership for such commercialization. We have no other products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to obtain the regulatory and marketing approvals necessary to commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, either on our own or with one or more collaboration partners, and on our ability to successfully identify a collaboration partner for the commercialization of tenapanor for the treatment of IBS-C in the United States. There can be no assurances that we will generate product revenue from sales of tenapanor, either on our own, or with a collaboration partner. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

●	obtaining regulatory approvals for tenapanor for the control of serum phosphorus in adult CKD patients on dialysis, either on our own or with one or more collaboration partners;

●	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor for IBS-C in the United States;
●	our ability to successfully commercialize tenapanor, which has been approved by the FDA for the treatment of IBS-C in adults, and/or tenapanor for the control of serum phosphorus in adult CKD patients on dialysis, if approved, either on our own or with one or more collaboration partners;
●	developing a sustainable and scalable manufacturing process for tenapanor and establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support the market demand for tenapanor for the treatment of IBS-C, and/or, if approved, tenapanor for the control of serum phosphorus in adult CKD patients on dialysis;
●	obtaining market acceptance of tenapanor as a viable treatment option for the indications for which it is approved and commercialized;
●	addressing any competing technological and market developments;
●	identifying, assessing, acquiring, in-licensing and/or developing new product candidates;
●	negotiating favorable terms in any collaboration partnership, licensing or other arrangements into which we may enter;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and
●	attracting, hiring, and retaining qualified personnel.

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

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including, if approved, costs associated with the commercialization of tenapanor for the control of serum phosphorus in CKD patients on dialysis, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

●	the FDA’s actions and decisions with respect to the NDA submitted to the FDA on June 30, 2020 to request marketing authorization for tenapanor for the control of serum phosphorus in adult CKD patients on dialysis;

●	our ability to successfully commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, either alone or with one or more collaboration partners;
●	the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved
●	our ability to identify a collaboration partner and negotiate acceptable terms for a collaboration partnership for the commercialization of tenapanor in IBS-C in the United States;
●	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
●	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities;
●	our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
●	the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates, including RDX013;
●	the time and cost necessary to respond to technological and market developments;
●	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
●	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank in May 2018.

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

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate. The commercial success of tenapanor will depend on a number of factors, including the following:

●	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval for the control of serum phosphorus;
●	our ability to, in a timely manner and under terms that are acceptable to us, establish a collaboration partnership for the commercialization of tenapanor for the treatment of IBS-C in the United States;
●	the ability of the third-party manufacturers we contract with to successfully execute and scale up the manufacturing processes for tenapanor, which has not yet been fully demonstrated, and to manufacture supplies of tenapanor and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP requirements, particularly in light of the effects of the COVID-19 pandemic;
●	whether or not the content of the label approved by the FDA or foreign regulatory authorities may materially and adversely impact our ability the ability of our collaboration partners to commercialize the product for the approved indication, or for any other indication;
●	whether we will be required to conduct clinical trials in addition to those anticipated to obtain adequate commercial pricing;
●	the prevalence and severity of adverse side effects of tenapanor;
●	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;
●	our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;
●	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;
●	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;
●	our ability, alone or with collaboration partners, to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications for tenapanor for the treatment of IBS-C, and, if approved, for the control of serum phosphorus in CKD patients on dialysis;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of tenapanor compared to alternative and competing treatments;
●	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;
●	enforcing intellectual property rights in and to tenapanor;

●	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and
●	a continued acceptable safety and tolerability profile of tenapanor following approval.

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. Although tenapanor met the primary endpoints in all of the three Phase 3 clinical trials evaluating tenapanor for the control of serum phosphorus in CKD patients on dialysis, there can be no assurances that we will receive regulatory approval to market tenapanor for the control of serum phosphorus in CKD patients on dialysis. Further, it may not be possible or practicable to demonstrate, or if approved, to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor for the control of serum phosphorus, if approved, or for IBS-C. Additionally, we may not be successful in establishing a collaboration partnership for the commercialization of tenapanor for the treatment of IBS-C in the United States in a timely manner and under terms that are acceptable to us. Accordingly, there can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in obtaining approval for, tenapanor for the control of serum phosphorus, or we are not successful in commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

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

Market acceptance of tenapanor, in the event that marketing approval is obtained, depends on a number of factors, including:

●	with respect to tenapanor for IBS-C in the United States, our ability to obtain a collaboration partner for commercialization and the strength of such collaboration partner’s financial resources and marketing and distribution organizations, as well as the commitment of such collaboration partner’s sales organization to tenapanor;
●	the efficacy demonstrated in our clinical trials;
●	with respect to tenapanor for the control of serum phosphorus, whether tenapanor, along with other oral only medications, are included in the bundled prospective payment system for the treatment of ESRD patients, and the manner in which such transition is achieved;
●	the prevalence and severity of any side effects and overall safety and tolerability profile of the product;
●	the clinical indications for which it is approved;
●	advantages over new or traditional or existing therapies, including recently approved therapies or therapies that the physician community anticipate will be approved;
●	acceptance by physicians, major operators of clinics and patients of tenapanor as a safe, effective and well-tolerated treatment;
●	relative convenience and ease of administration of tenapanor;
●	the potential and perceived advantages of tenapanor over current treatment options or alternative treatments, including future alternative treatments;

●	the cost of treatment in relation to alternative treatments and the willingness to pay for tenapanor, if approved, on the part of physicians and patients;
●	the availability of alternative products and their ability to meet market demand; and
●	the quality of our relationships with patient advocacy groups.

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

There is increased uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without intravenous equivalents in the bundled payment was initially delayed until January 1, 2014 and through several subsequent legislative actions was delayed again January 1, 2025. As a result, absent further legislation on this matter, beginning in 2025, oral-only ESRD-related drugs may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on the industry, the impact could add significant pricing pressure to tenapanor in this segment, if approved. We may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production are higher than levels necessary for an appropriate gross margin after payment of all discounts, rebates and chargebacks.

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

●	we may be unable to access sufficient capital on acceptable terms to fund the development of all of our assets and as a result we may be forced to delay or terminate the development of certain product candidates, or to consider restructuring efforts to secure alternate funding for those assets;
●	the research methodology used and our drug discovery and design platform may not be successful in identifying potential product candidates;
●	competitors may develop alternatives that render our product candidates obsolete or less attractive;
●	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
●	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;
●	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective, well-tolerated or otherwise does not meet applicable regulatory or commercial criteria;
●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
●	a product candidate may not be accepted as safe, effective and well-tolerated by patients, the medical community or third-party payors, if applicable.

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

Furthermore, we could encounter delays if our ongoing clinical trials are suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Any delays in completing a clinical trial will increase costs, slow down our development and regulatory approval process for our potential products and jeopardize the ability to commence product sales and generate revenue from a potential product. Any of these occurrences may significantly harm our business, financial condition and prospects. Additionally, our ongoing or planned clinical trials for tenapanor for the control of serum phosphorus may be delayed as a result of the restrictions placed on access to dialysis centers during the COVID-19 outbreak. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.

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

In addition, if we or others identify undesirable side effects caused by one of our products for which we have received regulatory approval, a number of potentially significant negative consequences could occur, including:

●	regulatory authorities may withdraw their approval of the product or seize the product;
●	we, or a collaboration partner, may be required to recall the product;
●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof, including the imposition of a Risk Evaluation and Mitigation Strategy (“REMS”) which could require creation of a Medication Guide or patient package insert outlining the risks of such side effects for distribution to patients, a communication plan to educate healthcare providers of the drugs’ risks, as well as other elements to assure safe use of the product, such as a patient registry and training and certification of prescribers;
●	we, or a collaboration partner, may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

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

For example, tenapanor will, if approved for the control of serum phosphorus in CKD patients on dialysis, compete directly with phosphate binders for the control of serum phosphorus in CKD patients on dialysis. The various types of phosphate binders commercialized in the United States include the following:

●	Calcium carbonate (many over-the-counter brands including Tums and Caltrate);

●	Calcium acetate (several prescription brands including PhosLo and Phoslyra);
●	Lanthanum carbonate (Fosrenol);
●	Sevelamer hydrochloride (Renagel);
●	Sevelamer carbonate (Renvela);
●	Sucroferric oxyhydroxide (Velphoro); and
●	Ferric citrate (Auryxia).

In addition to the branded products described above, generic sevelamer carbonate has been approved in certain jurisdictions in Europe since 2015 and in the U.S. market since June 2017. In addition to the currently marketed phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

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

While we have continued to work to optimize our management composition, personnel and systems to support our current activities for future growth, these resources may not be adequate for this purpose. Our need to effectively execute our business strategy requires that we:

●	manage our pre-commercialization activities effectively;
●	manage our clinical trials effectively;

●	manage our internal research and development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
●	continue to improve our operational, financial and management controls, reporting systems and procedures; and
●	retain and motivate our remaining employees and potentially identify, recruit, and integrate additional employees.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture tenapanor or any of other our product candidates on a commercial scale, or to manufacture our drug supplies for use in the conduct of our nonclinical and clinical studies. The facilities used by our contract manufacturers to manufacture our drug supply are subject to inspection by the FDA. Our  ability to control the manufacturing process of our product candidates is limited to the contractual requirements and obligations we impose on our contract manufacturer. Although they are contractually required to so do, we are completely dependent on our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products.

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

The ongoing COVID-19 pandemic, or any other outbreak of epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus (“COVID-19”) pandemic or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. Business disruptions could include disruptions or restrictions on our ability to conduct our clinical trials, as planned, travel, as well as temporary closures of the facilities of our collaboration partners, suppliers or contract manufacturers. Any disruption of our clinical trial operations, collaboration partners, suppliers or contract manufacturers could adversely impact our operating results.

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended June 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. While at this point, the extent to which the coronavirus outbreak may impact our results is uncertain, it could result in delays in the manufacture of tenapanor, or in the delivery of key intermediates or raw materials required to manufacture tenapanor or delays in clinical development activities by us, or our collaboration partners.  It could also materially and negatively impact our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including our ability to educate physicians and patients about the benefits, administration and use of tenapanor.

As a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	While our Phase 3 clinical development of tenapanor for the control of serum phosphorus in CKD patients on dialysis is complete, we have ongoing and planned clinical trials for tenapanor that may be delayed as a result of the restrictions placed on access to dialysis centers during the COVID-19 outbreak. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining Institutional Review Board approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.
•	We have limited the use of our offices to essential employees and requested that most of our personnel, including all of our administrative employees, work remotely. We have restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in our research laboratories. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.
•	Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and important agencies and contractors.
•	The FDA and comparable foreign regulatory agencies may experience operational interruptions or delays, which may impact timelines for regulatory submission, trial initiation and regulatory approval.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We may consider strategic transactions, such as acquisitions of companies, asset purchases, and/or in-licensing of products, product candidates or technologies. In addition, if we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor or certain of our product candidates through the use of alternative structures. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, spin outs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

●	up-front, milestone and royalty payments, equity investments and financial support of new research and development candidates including increase of personnel, all of which may be substantial;
●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
●	incurrence of substantial debt or dilutive issuances of equity securities;
●	higher-than-expected acquisition and integration costs;
●	write-downs of assets or goodwill or impairment charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

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

●	warning or untitled letters;
●	civil and criminal penalties;
●	injunctions;
●	withdrawal of regulatory approval of products;
●	product seizure or detention;
●	product recalls;
●	total or partial suspension of production; and
●	refusal to approve pending NDAs or supplements to approved NDAs.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	warning or untitled letters, fines or holds on clinical trials;
●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	injunctions or the imposition of civil or criminal penalties;
●	suspension or revocation of existing regulatory approvals;
●	suspension of any of our ongoing clinical trials;
●	refusal to approve pending applications or supplements to approved applications submitted by us;
●	restrictions on our or our contract manufacturers’ operations; or
●	product seizure or detention, or refusal to permit the import or export of products.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

●	results from, or any delays in, clinical trial programs relating to our product candidates;
●	the success of our efforts to establish a collaboration partnership for the commercialization of tenapanor for IBS-C in the United States;
●	our ability, alone or with collaboration partners, to commercialize or obtain regulatory approval for tenapanor, or delays in commercializing or obtaining regulatory approval;
●	announcements of regulatory approval, results of regulatory inspections of our facilities or those of our contract manufacturing organizations, or specific label restrictions or patient populations for tenapanor’s use, or changes or delays in the regulatory review process;
●	announcements relating to our current or future collaboration partnerships;
●	announcements of therapeutic innovations or new products by us or our competitors;
●	adverse actions taken by regulatory agencies with respect to our product label, our clinical trials, manufacturing supply chain or sales and marketing activities;
●	changes or developments in laws or regulations applicable to our product candidates;
●	the success of our testing and clinical trials;

●	failure to meet any of our projected timelines or goals with regard to the clinical development of any of our product candidates;
●	the success of our efforts to acquire or license or discover additional product candidates;
●	any intellectual property infringement actions in which we may become involved;
●	the success of our efforts to obtain adequate intellectual property protection for our product candidates;
●	announcements concerning our competitors or the pharmaceutical industry in general;
●	achievement of expected product sales and profitability;
●	manufacture, supply or distribution shortages;
●	actual or anticipated fluctuations in our operating results;
●	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
●	changes in financial estimates or recommendations by securities analysts;
●	trading volume of our common stock;
●	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
●	sales of debt securities and sales or licensing of assets;
●	general economic and market conditions and overall fluctuations in the United States equity markets; and
●	the loss of any of our key scientific or management personnel.

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

Based on the number of shares outstanding as of June 30, 2020, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 44.3% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. As of June 30, 2020, entities affiliated with New Enterprise Associates, or NEA, a venture capital fund, collectively beneficially owned approximately 15.3% of our common stock, including shares that NEA has the right to acquire within 60 days of June 30, 2020 upon exercise of warrants held by NEA.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2020, we had 89,140,563 shares of common stock outstanding. Of those shares, approximately 37.3 million were held by current directors, executive officers and stockholders owning 5% or more of our outstanding common stock.

As of June 30, 2020, approximately 0.9 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 9.3 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	the required approval of at least two-thirds of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
●	the required approval of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 16, 2018, we entered into a loan and security agreement pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility. Covenants in the loan and security agreement limit our ability to pay dividends or make other distributions. For additional information refer to “NOTE 5.  BORROWINGS” in the notes to our unaudited condensed financial statements in Part I, Item 1, Notes to Condensed Financial Statements, of this Quarterly Report on Form 10 Q.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

(a)	Patheon Manufacturing Services Agreement

On May 18, 2020, we entered into a multi-year manufacturing services agreement (the “Patheon MSA”) with Patheon Pharmaceuticals Inc. (“Patheon”). Under the Patheon MSA, Patheon has agreed to manufacture and supply tenapanor in oral tablet form (“Product”) to us for sale and distribution, if and when approved for sale in each such territory, by us, or our collaboration partners, in the European Union, the United States, Canada, Japan, and China (the

“Territory”). We may purchase Product from other manufacturers but are obligated to purchase from Patheon a certain minimum percent of our overall requirements. So long as we remain in compliance with the terms of the Agreement, Patheon will provide certain exclusivity rights as more fully described in the Patheon MSA.

The term of the Patheon MSA expires December 31 of the sixth year after the first commercial sale of Product by us or any of our affiliates. Thereafter, the Patheon MSA will automatically renew after the initial term for successive terms unless either we or Patheon gives written notice of intent to terminate the Patheon MSA a certain time before the end of the then current term.

The Patheon MSA may be terminated (i) by either party for the other party’s uncured material breach, (ii) by either party for an event of force majeure that it cannot reasonably mitigate, (iii) by us upon prior written notice if any authority takes action or raises an objection permanently preventing us from selling the Product in the Territory, (iv) by us on prior written notice if we no longer intend to order services for a Product, (v) with us on prior written notice if there have been more than a specified amount of supply failures in a specified period, (vi) by us if Patheon is unable to comply with a product change control request or if a regulatory authority notifies us or Patheon that there is a significant uncured regulatory deficiency related to the performance of the services at Patheon’s manufacturing site, (vii) by Patheon if payment in full of overdue and undisputed invoices is not received within a certain specified time, or (viii) by Patheon if we assign the Patheon MSA to a competitor of Patheon as more fully described in the Patheon MSA.

The Patheon MSA contains, among other provisions, certain warranties by us and Patheon, grants certain limited license rights related to either party’s intellectual property in connection with the manufacturing and supply of Product, provides for certain indemnification rights in favor of both parties and includes confidentiality provisions.

(b)	None.

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.1#	Offer Letter, dated April 27, 2020, by and between Ardelyx, Inc. and Susan Rodriguez				X

10.2#	Change in Control Severance Agreement, dated June 2, 2020, by and between Ardelyx, Inc. and Susan Rodriquez				X

10.3#	Offer Letter, dated June 2, 2020, by and between Ardelyx, Inc. and Justin Renz				X

10.4#	Change in Control Severance Agreement, dated June 8, 2020, by and between Ardelyx, Inc. and Justin Renz				X

10.5††	Manufacturing Services Agreement, dated May 18, 2020, between Ardelyx, Inc., and Patheon Pharmaceuticals Inc.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (iv) Notes to Unaudited Condensed Financial Statements.

X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

# Indicated management contract or compensatory plan.

†† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 6, 2020	By:	/s/ Justin Renz
Justin Renz
Chief Financial Officer
(Chief Accounting and Principal Financial Officer)