Form 10-Q
period 2020-09-30
ARDELYX, INC.
filed 2020-11-05
CIK 1437402

IncreaseDecreaseInContractWithCustomerLiability

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-36485

ARDELYX, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-1303944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No)

34175 Ardenwood Boulevard,

Fremont, California 94555

(Address of Principal Executive Offices) (Zip Code)

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of November 2, 2020, was 90,248,465.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$91,009	$181,133
Short-term investments	94,488	66,379
Unbilled revenue	750	750
Prepaid expenses and other current assets	7,546	3,800
Total current assets	193,793	252,062
Property and equipment, net	2,111	3,436
Right-of-use assets	2,402	3,970
Other assets	249	314
Total assets	$198,555	$259,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,490	$2,187
Accrued compensation and benefits	3,722	4,453
Current portion of operating lease liability	2,770	2,608
Loan payable, current portion	—	1,183
Deferred revenue	885	4,541
Accrued expenses and other current liabilities	6,667	7,248
Total current liabilities	16,534	22,220
Operating lease liability, net of current portion	—	2,076
Loan payable, net of current portion	50,681	48,831
Total liabilities	67,215	73,127
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 90,243,409 and 88,817,741 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	9	9
Additional paid-in capital	657,130	647,078
Accumulated deficit	(525,889)	(460,452)
Accumulated other comprehensive income	90	20
Total stockholders’ equity	131,340	186,655
Total liabilities and stockholders’ equity	$198,555	$259,782

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Licensing revenue	$—	$3,000	$706	$3,000
Collaborative development revenue	1,356	—	3,656	—
Other revenue	1,357	13	1,400	31
Total revenues	2,713	3,013	5,762	3,031
Operating expenses:
Cost of revenue	—	600	141	600
Research and development	12,240	17,580	46,948	57,436
General and administrative	7,634	6,922	21,810	17,410
Total operating expenses	19,874	25,102	68,899	75,446
Loss from operations	(17,161)	(22,089)	(63,137)	(72,415)
Interest expense	(1,202)	(1,443)	(3,785)	(4,328)
Other income, net	255	294	1,485	1,896
Loss before provision for income taxes	(18,108)	(23,238)	(65,437)	(74,847)
Provision for income taxes	—	301	—	303
Net loss	$(18,108)	$(23,539)	$(65,437)	$(75,150)
Net loss per common share, basic and diluted	$(0.20)	$(0.37)	$(0.73)	$(1.20)
Shares used in computing net loss per share - basic and diluted	89,365,798	62,828,513	89,109,772	62,676,591
Comprehensive loss:
Net loss	$(18,108)	$(23,539)	$(65,437)	$(75,150)
Unrealized (losses) gains on available-for-sale securities	(227)	(12)	70	42
Comprehensive loss	$(18,335)	$(23,551)	$(65,367)	$(75,108)

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months ended September 30, 2020

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of June 30, 2020	89,140,563	$9	$653,805	$(507,781)	$317	$146,350
Issuance of common stock under employee stock purchase plan	94,127	—	459	—	—	459
Issuance of common stock upon exercise of options	142,191	—	339	—	—	339
Issuance of common stock upon vesting of restricted stock units	866,528	—	—	—	—	—
Stock-based compensation	—	—	2,527	—		2,527
Unrealized losses on available-for-sale securities	—	—	—	—	(227)	(227)
Net loss	—	—	—	(18,108)	—	(18,108)
Balance as of September 30, 2020	90,243,409	$9	$657,130	$(525,889)	$90	$131,340

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of December 31, 2019	88,817,741	$9	$647,078	$(460,452)	$20	$186,655
Issuance of common stock under employee stock purchase plan	169,931	—	834	—	—	834
Issuance of common stock for services	42,403	—	310	—	—	310
Issuance of common stock upon exercise of options	346,806	—	759	—	—	759
Issuance of common stock upon vesting of restricted stock units	866,528	—	—	—	—	—
Stock-based compensation	—	—	8,149	—	—	8,149
Unrealized gains on available-for-sale securities	—	—	—	—	70	70
Net loss	—	—	—	(65,437)	—	(65,437)
Balance as of September 30, 2020	90,243,409	$9	$657,130	$(525,889)	$90	$131,340

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months ended September 30, 2019

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance as of June 30, 2019	62,800,869	$6	$485,718	$(417,123)	$16	$68,617
Issuance of common stock under employee stock purchase plan	77,698	—	200	—	—	200
Issuance of common stock upon exercise of options	4,513	—	13	—	—	13
Stock-based compensation	—	—	3,879	—		3,879
Unrealized losses on available-for-sale securities	—	—	—	—	(12)	(12)
Net loss	—	—	—	(23,539)	—	(23,539)
Balance as of September 30, 2019	62,883,080	$6	$489,810	$(440,662)	$4	$49,158

	Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2018	62,516,627	$6	$481,357	$(365,512)	$(38)	$115,813
Issuance of common stock under employee stock purchase plan	160,744	—	397	—	—	397
Issuance of common stock for services	113,136	—	311	—	—	311
Issuance of common stock upon exercise of options	6,964	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units	85,609	—	—	—	—	—
Stock-based compensation	—	—	7,724	—	—	7,724
Unrealized gains on available-for-sale securities	—	—	—	—	42	42
Net loss	—	—	—	(75,150)	—	(75,150)
Balance as of September 30, 2019	62,883,080	$6	$489,810	$(440,662)	$4	$49,158

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(65,437)	$(75,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,399	1,993
Amortization of deferred financing costs	416	550
Amortization of deferred compensation for services	235	231
Amortization of premium on investment securities	(241)	(666)
Non-cash lease expense	1,568	1,356
Stock-based compensation	8,149	7,724
Change in derivative liabilities	290	246
Non-cash interest associated with debt discount accretion	393	353
Changes in operating assets and liabilities:
Unbilled revenue	—	5,000
Prepaid expenses and other assets	(3,748)	(3,068)
Accounts payable	303	541
Accrued compensation and benefits	(731)	81
Lease liabilities	(1,914)	(1,301)
Accrued and other liabilities	(871)	(3,237)
Deferred revenue	(3,656)	—
Net cash used in operating activities	(63,845)	(65,347)
Investing activities
Proceeds from maturities of investments	79,402	115,484
Purchases of investments	(107,200)	(36,325)
Purchases of property and equipment	(74)	(325)
Net cash (used in) provided by investing activities	(27,872)	78,834
Financing activities
Proceeds from issuance of common stock under equity incentive and stock purchase plans	1,593	418
Net cash provided by financing activities	1,593	418
Net (decrease) increase in cash and cash equivalents	(90,124)	13,905
Cash and cash equivalents at beginning of period	181,133	78,768
Cash and cash equivalents at end of period	$91,009	$92,673
Supplementary disclosure of cash flow information:
Income taxes paid	$1	$2
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$5,810

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

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as the Company’s most recent annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2020 and results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2020 and 2019.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020, or for any other interim period or future year.

Liquidity

As of September 30, 2020, the Company had cash, cash equivalents and short-term investments of approximately $185.5 million. The Company believes its current available cash, cash equivalents and short-term investments will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the filing of this Report on Form 10-Q.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, as part of its initiative to reduce complexity in the accounting standards, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 on April 1, 2020 and this adoption had no material impact on the Company’s financial position or results of operations.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance was effective upon issuance and expires on December 31, 2022. The Company adopted ASU 2020-04 on April 1, 2020, and the adoption of this standard did not have a material impact on the Company’s financial statements.

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

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Securities classified as cash, cash equivalents and short-term investments as of September 30, 2020 and December 31, 2019 are summarized below.

	September 30, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Money market funds	$83,011	$—	$—	$83,011
Commercial paper	6,499	—	—	6,499
Cash	1,499	—	—	1,499
Total cash and cash equivalents	91,009	—	—	91,009
Short-term investments
Commercial paper	$41,625	$30	$(1)	$41,654
Corporate bonds	39,219	58	(3)	39,274
U.S. government-sponsored agency bonds	9,334	3	—	9,337
Asset-backed securities	3,221	2	—	3,223
U.S. treasury notes	999	1	—	1,000
Total short-term investments	94,398	94	(4)	94,488
Total cash equivalents and short-term investments	$185,407	$94	$(4)	$185,497

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Money market funds	$147,208	$—	$—	$147,208
Commercial paper	19,357	3	—	19,360
Corporate bonds	11,441	—	—	11,441
Cash	3,124	—	—	3,124
Total cash and cash equivalents	181,130	3	—	181,133
Short-term investments
Commercial paper	$36,667	$14	$—	$36,681
Corporate bonds	21,690	6	(3)	21,693
Asset-backed securities	8,005	—	—	8,005
Total short-term investments	66,362	20	(3)	66,379
Total cash equivalents and short-term investments	$247,492	$23	$(3)	$247,512

All available-for-sale securities held as of September 30, 2020 had contractual maturities of less than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when the fair value of that security is less than its carrying cost, in which case the Company would further evaluate the investment to determine whether the security is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition or creditworthiness of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes the investment down through the statement of operations to its fair value and establishes that value as the new cost basis for the investment. Management has determined that none of the Company’s available-for-sale securities were other-than-temporarily impaired in any of the periods presented, and as of September 30, 2020, no investment was in a continuous unrealized loss position for more than one year. As such, the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1   –    Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by the Company at the reporting date.

Level 2   –    Valuations based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3   –    Valuations based on unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

The following table sets forth the fair value of the Company’s financial assets and liabilities that are measured or disclosed on a recurring basis:

	September 30, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$83,011	$83,011	$—	$—
Commercial paper	48,153	—	48,153	—
Corporate bonds	39,274	—	39,274	—
U.S. government-sponsored agency bonds	9,337	9,337
Asset-backed securities	3,223	—	3,223	—
U.S. treasury notes	1,000	1,000	—	—
Total	$183,998	$93,348	$90,650	$—

Liabilities:
Derivative liability for Exit Fee	$1,259	$—	$—	$1,259
Total	$1,259	$—	$—	$1,259

	December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,208	$147,208	$—	$—
Commercial paper	56,041	—	56,041	—
Corporate bonds	33,134	—	33,134	—
Asset-backed securities	8,005	—	8,005	—
Total	$244,388	$147,208	$97,180	$—

Liabilities:
Derivative liability for Exit Fee	$969	$—	$—	$969
Total	$969	$—	$—	$969

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds, U.S. government-sponsored agency bonds and U.S. treasury notes as Level 1. When quoted market prices are not available for the specific security, the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The Company classifies corporate bonds, commercial paper, asset-backed securities and foreign currency derivative contracts as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities such as the Exit Fee, as defined and discussed in Note 4, are classified as Level 3.

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

Changes in fair value, which are presented as other income, net, in the Company's condensed statements of operations, were as follows:

	Nine Months Ended September 30,
	2020	2019
Fair value of Exit Fee derivative liability at January 1	$969	$533
Change in estimated fair value of derivative liability	290	246
Fair value of Exit Fee derivative liability at September 30	$1,259	$779

NOTE 5. BORROWING

Solar Capital and Western Alliance Bank Loan Agreement

On May 16, 2018, the Company entered into a loan and security agreement (the “Loan Agreement”), with Solar Capital Ltd. and Western Alliance Bank (collectively the “Lenders”). The Loan Agreement provides for a $50.0 million term loan facility with a maturity date of November 1, 2022 (the “Term Loan”).

On October 9, 2020, the Company and the Lenders entered into an amendment to the Loan Agreement to extend the  date through which the Company is permitted to make interest-only payments on the Term Loan by twelve months. Please see Note 13 for additional information. Borrowings under the Term Loan, before the October 2020 amendment, bore interest at a floating per annum rate equal to 7.45% plus the one-month LIBOR, and the Company was permitted to make interest-only payments on the Term Loan until December 1, 2020.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. As of September 30, 2020, the Company was in compliance with all of the covenants set forth in the Loan Agreement.

The Loan Agreement also contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including the Company’s cash. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all amounts owed under the Loan Agreement. As of September 30, 2020, to the Company’s knowledge, there were no facts or circumstances in existence that would give rise to an event of default.

As of September 30, 2020, the Company’s future payment obligations related to the Term Loan, excluding interest payments and the Exit Fee, are as follows:

Total repayment obligations	$51,975
Less: Unamortized discount and debt issuance costs	(467)
Less: Unaccreted value of final fee	(827)
Loan payable	50,681
Less: Loan payable, current portion	—
Loan payable, net of current portion	$50,681

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

The following table provides additional details related to our facility leases, as presented in the Company’s condensed balance sheet as of September 30, 2020:

Facilities
Right of use assets	$2,402

Current portion of lease liabilities	2,770
Operating lease liability, net of current portion	—
Total	$2,770

Weighted-average remaining life (years)	1.00
Weighted-average discount rate	12.99%

Other information related to the Company’s facilities leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$648	$648	$1,944	$1,944
Cash paid for operating lease	$767	$660	$2,288	$1,890

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of September 30, 2020:

Remainder of 2020	$777
2021	2,183
Total undiscounted operating lease payments	2,960
Imputed interest expenses	(190)
Total operating lease liabilities	2,770
Less: Current portion of operating lease liability	2,770
Operating lease liability, net of current portion	$—

NOTE 7. EQUITY INCENTIVE PLANS

Stock Option Plan

During the three and nine months ended September 30, 2020, options were granted to employees and members of the board of directors to purchase 460,167 and 3,109,683 shares, respectively, of the Company's common stock. The weighted-average grant-date estimated fair value of options granted during the three and nine months ended September 30, 2020 was $4.09 and $5.03, respectively.

During the three and nine months ended September 30, 2020, options were exercised to purchase 142,191 and 346,806 shares, respectively, of the Company's common stock, resulting in corresponding approximately $0.3 million and $0.8 million net proceeds, respectively, to the Company. During the three and nine months ended September 30, 2019, options were exercised to purchase 4,513 and 6,964 shares, respectively, of the Company's common stock, resulting in corresponding $13,000 and $21,000 net proceeds to the Company.

Restricted Stock Units (“RSUs”)

In July 2018, the Company granted 903,374 performance-based restricted stock units (“PRSUs”) to its employees that were to vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company through the achievement date. The primary performance condition was acceptance by the FDA of the Company’s filing of its New Drug Application (“NDA”) of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. Additionally, during the second quarter of 2020, the Company granted 30,000 PRSUs, in aggregate, with the same performance criteria to its chief commercial officer and chief financial officer hired during that period. On September 15, 2020, the Company announced the performance conditions were achieved and 866,528 of these PRSUs that were outstanding on the achievement date were vested and issued. Based on the achievement of the performance conditions, the Company recorded stock-based compensation expense of $0.2 million and $1.6 million for the three and nine months ended September 30, 2020, respectively. The Company had recorded a one-time catch-up of stock-based compensation expense of $2.1 million for each of the three and nine months ended September 30, 2019 as the related performance condition had become probable as of September 30, 2019. The related compensation cost was recognized as an expense ratably over the estimated vesting period. The expense recognized for these awards was based on the grant date fair value of the Company’s common stock multiplied by the number of units granted.

For each of the three and nine months ended September 30, 2020 and 2019, the Company issued zero and 85,609 shares, respectively, of its common stock upon vesting of time-based RSUs to its employees. No time-based RSUs were granted to employees during the three and nine months ended September 30, 2020 or 2019.

Employee Stock Purchase Plan

In August 2020, the Company sold 94,127 shares of its common stock under the Company’s employee stock purchase program (“ESPP”). The shares were purchased by employees at a purchase price of $4.88 per share with proceeds to the Company of approximately $0.4 million. In February 2020, the Company sold 75,804 shares of its common stock under the ESPP. The shares were purchased by employees at a purchase price of $4.95 per share with proceeds to the Company of approximately $0.4 million.

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

Issuance of Common Stock for Services

For the three and nine months ended September 30, 2020, the Company issued zero and 42,403 shares, respectively, of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Amended and Restated Non-Employee Director Compensation Program. The shares issued were valued at

$0.3 million based on the fair value of the common stock on the date of grant. For the three and nine months ended September 30, 2019, the Company issued zero and 113,136 shares, respectively, of its common stock to members of the board of directors who elected to receive stock in lieu of their cash fees. The shares issued were valued at $0.3 million based on the fair value of the common stock on the date of grant.

Stock-Based Compensation

Stock-based compensation expense recognized for stock options, RSUs, PRSUs and the Company’s ESPP are recorded as operating expenses in the Company’s condensed statements of operations and comprehensive loss, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Research and development	$963	$1,670	$3,165	$3,197
General and administrative	1,564	2,209	4,984	4,527
Total	$2,527	$3,879	$8,149	$7,724

As of September 30, 2020, the Company’s total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following:

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock options	$14,605	2.8
ESPP	$186	0.2

NOTE 8. STOCKHOLDERS’ EQUITY

Warrants

In June 2015, the Company sold and issued warrants to purchase 2,172,899 shares of common stock. The purchase price for the warrants was $0.125 per warrant. The warrants were exercisable for an exercise price of $13.91 per share at any time prior to the earlier of (i) 5 years from the date of issuance or (ii) certain changes in control of the Company. In June 2020, the warrants expired with none of the warrants exercised.

At the Market Offerings Agreement

In July 2020, the Company filed a Form S-3 registration statement, which became effective in August 2020, containing (i) a base prospectus for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250,000,000 of the Company’s common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100,000,000 of the Company’s common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC, deemed to be “at the market offerings.” As of September 30, 2020, no shares have been offered, issued or sold pursuant to this sales agreement.

NOTE 9. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the three and nine months ended September 30, 2020 and 2019, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share:

	Three Months Ended		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(18,108)	$(23,539)	$(65,437)	$(75,150)
Denominator:
Weighted average common shares outstanding - basic and diluted	89,365,798	62,828,513	89,109,772	62,676,591
Net loss per share - basic and diluted	$(0.20)	$(0.37)	$(0.73)	$(1.20)

For the three and nine months ended September 30, 2020, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 9.6 million and 10.4 million, respectively.

For the three and nine months ended September 30, 2019, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 10.5 million and 10.2 million, respectively.

NOTE 10. COLLABORATION AND LICENSING AGREEMENTS

Kyowa Kirin Co., Ltd. (“KKC”)

2019 KKC Agreement

In November 2019, the Company entered into a research collaboration and option agreement with KKC (the “2019 KKC Agreement”) for research associated with identifying two pre-clinical compounds that are ready for designation as development compounds (“DCs”), with one compound inhibiting the first undisclosed target (“Program 1”), and a second inhibiting the second undisclosed target (“Program 2”). Pursuant to the 2019 KKC Agreement, upon completion of the research and designation by the research steering committee of one or more DCs, KKC has the right to execute one or more separate collaborative agreements relating to the development and commercialization of one or both DCs in certain specified  territories.

Under the terms of the 2019 KKC Agreement, KKC agreed to pay the Company a non-refundable, non-creditable upfront fee of $10.0 million, payable as follows: the first installment of $5.0 million within 30 days of November 11, 2019 (the “Effective Date”), and the second installment of $5.0 million on the first anniversary of the Effective Date, unless the 2019 KKC Agreement is earlier terminated by KKC due to material breach by the Company. The term of the 2019 KKC Agreement commenced on the Effective Date and ends on the earliest of: (i) two years following the Effective Date, (ii) the nomination of a program DC for both programs, (iii) the nomination of one program DC and the decision by the parties to cease research for the other program, or (iv) the decision by the parties to cease research for both programs. The Company assessed the 2019 KKC Agreement in accordance with ASC 606 and concluded that the contract’s counterparty, KKC, is a customer. Management also considered the modification guidance prescribed in ASC 606 and concluded that the 2019 KKC Agreement should be accounted for as a separate contract from the 2017 KKC Agreement, as defined and discussed below.

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

During the three and nine months ended September 30, 2020, the Company recognized $1.4 million and $3.7. million, respectively, as revenue under the 2019 KKC Agreement in the accompanying statement of operations and comprehensive loss. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations as of September 30, 2020 was $5.9 million, of which $0.9 million is presented in the accompanying condensed balance sheet as deferred revenue. As of September 30, 2020, the Company expects to recognize the remaining transaction price allocated to the Company’s partially unsatisfied performance obligations over the remaining research terms, which, as noted above, are currently expected to extend through the end of 2021. There were no significant changes in estimates associated with the 2019 KKC Agreement during the three or  nine months ended September 30, 2020.

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

In addition to the $30.0 million upfront license fee, the Company may be entitled to receive up to $55.0 million in total development milestones, of which $5.0 million has been received to date, and approximately $80.4 million in commercialization milestones, as well as reimbursement of costs plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2020.

During each of the three and nine months ended September 30, 2020, the Company recognized $1.4 million as other revenue related to the manufacturing supply of tenapanor and other materials to KKC pursuant to the 2017 KKC Agreement. Similarly, for the three and nine months ended September 30, 2019, $13,000 and $31,000, respectively, was recognized as other revenue.

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

No revenue related to the XuanZhu Agreement was recorded during the three and nine months ended September 30, 2020.

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

The Company may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2020.

The Company has recorded no revenue during the three and nine months ended September 30, 2020 related to the Fosun Agreement. During each of the three and nine months ended September 30, 2019, $3.0 million licensing revenue was recorded upon the achievement of a development milestone pursuant to the Fosun Agreement.

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

Under the terms of the agreement, the Company received a $2.3 million nonrefundable, one-time upfront payment in March 2018 and is eligible to receive additional development and commercialization milestone payments worth up to

$16.4 million. The Company is also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2020.

In April 2020, Knight announced that it had received approval from Health Canada for IBSRELA® (tenapanor) for the treatment of IBS-C, and in May 2020, the Company received a development milestone payment from Knight related to the achievement of the aforementioned milestone.

For the three and nine months ended September 30, 2020 the Company recognized zero and $0.7 million, respectively, as licensing revenue, and for the three and nine months ended September 30, 2019, no revenue was recognized related to the Knight Agreement.

AstraZeneca AB (“AstraZeneca”)

In June 2015, the Company entered into a termination agreement with AstraZeneca (the “AstraZeneca Termination Agreement”) pursuant to which the Company has agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of September 30, 2020, to date in aggregate, the Company has recognized $10.6 million of the $75.0 million, recorded as cost of revenue, and has paid AstraZeneca $10.6 million. For the three and nine months ended September 30, 2020 the Company has recognized and recorded as cost of revenue zero and $0.1 million, respectively, related to the AstraZeneca Termination Agreement. Similarly, for each of the three and nine months ended September 30, 2019 the Company recognized $0.1 million as cost of revenue.

The following table presents changes in the Company’s deferred revenue balance, which is attributable entirely to the 2019 KKC Agreement discussed above, during the reporting period:

Deferred revenue
Balance at December 31, 2019	$4,541
Increases due to cash received, excluding amounts recognized as revenue during the period	—
Decreases due to revenue recognized in the period for which cash has been received	(1,828)
Decreases due to revenue recognized in the period for which cash has not been received	(1,828)
Balance at September 30, 2020	$885

NOTE 11. CONTINGENCIES

From time to time the Company may be involved in claims arising in connection with its business. Based on information currently available, management believes that the amount, or range, of reasonably possible losses in connection with any pending actions against the Company will not be material to the Company’s financial condition or cash flows, and no contingent liabilities were accrued as of September 30, 2020 or 2019.

NOTE 12. INCOME TAXES

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

NOTE 13.  SUBSEQUENT EVENT

On October 9, 2020, the Company and the Lenders entered into an amendment to the Loan Agreement, as defined and discussed in Note 5, to extend the date through which the Company is permitted to make interest-only payments on the Term Loan from December 1, 2020 to December 1, 2021 (the “Amended Interest Only Period”); provided that, if (a) the FDA does not approve the Company’s NDA for tenapanor for control of serum phosphorus in adult CKD patients on dialysis on or before May 31, 2021 or (b) the FDA issues a complete response letter (“CRL”) for tenapanor for the control of serum phosphorus in adult CKD patients on dialysis, then the Amended Interest Only Period will be shortened to the earlier of June 1, 2021 or the first day of the month immediately following the date that the FDA issues the CRL. In addition, the Company and the Lenders have agreed to increase the fee that is due upon the earliest to occur of the maturity date, the acceleration of the Term Loan, the prepayment or repayment of the Term Loan or the termination of the Loan Agreement from 3.95% of the Term Loan to 4.95% of the Term Loan and set a minimum LIBOR rate of 0.25%. The Company paid an amendment fee of $125,000, in aggregate, to the Lenders in October 2020 and November 2020. The amendment to the interest-only payments period results in the classification of the loan payable as non-current in the condensed balance sheet at September 30, 2020.

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

Tenapanor: A New Approach for The Control of Serum Phosphorus in CKD Patients on Dialysis

Our portfolio is led by the development of tenapanor, a first-in-class medicine for the control of serum phosphorus in adult patients with CKD on dialysis. Tenapanor for the control of serum phosphorus has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3 (“NHE3”). This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. On September 15, 2020 we announced that the U.S. Food and Drug Administration (“FDA”) accepted the filing of our New Drug Application (“NDA”) for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The acceptance of our NDA represents the next critical step towards bringing to market a completely new approach to the management of hyperphosphatemia. The FDA has set a Prescription Drug User Fee Act (“PDUFA”) goal date of April 29, 2021. We continue to advance commercial preparations for the launch of tenapanor. The NDA is supported by three successful Phase 3 trials involving over 1,000 patients that evaluated the use of tenapanor for the control of serum phosphorus in CKD patients on dialysis, with two trials evaluating tenapanor as monotherapy and one trial evaluating tenapanor as part of a dual mechanism approach with binders.

We have established agreements with Kyowa Kirin Co., Ltd. (“KKC”) in Japan, Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) in China and Knight Therapeutics, Inc. (“Knight“) in Canada for the development and commercialization of tenapanor for certain indications in their respective territories.

In December 2019, we reported statistically significant topline efficacy results from our second monotherapy Phase 3 clinical trial, the PHREEDOM trial, which evaluated tenapanor for the control of serum phosphorus in CKD patients on dialysis. The PHREEDOM trial followed a successful monotherapy Phase 3 clinical trial completed in 2017, which achieved statistical significance for the primary endpoint. PHREEDOM is a one-year study with a 26-week open-label treatment period and a 12-week double-blind, placebo-controlled randomized withdrawal period followed by a 14-week open-label safety extension period. An active safety control group, for safety analysis only, received sevelamer, open-label, for the entire 52-week study period. Patients completing the PHREEDOM trial from both the tenapanor arm and the sevelamer active safety control arm had the option to participate in NORMALIZE, an ongoing open-label 18-month extension study.

In June 2020, we announced positive results from a planned interim data analysis from our ongoing NORMALIZE extension study evaluating tenapanor, as monotherapy or in combination with sevelamer, to achieve serum phosphorus levels in the normal range (2.5 – 4.5 mg/dL) in patients with CKD on dialysis. The NORMALIZE extension study allowed patients from our PHREEDOM study to continue therapy with tenapanor and enabled those patients in the PHREEDOM safety control arm receiving sevelamer carbonate to transition to tenapanor. The data from the planned interim analysis demonstrated that the foundational use of tenapanor as monotherapy or in combination with sevelamer carbonate produces a significant phosphorus-lowering effect with a mean serum phosphorous reduction of 2.33 mg/dL, from a mean baseline phosphorus of 7.27 mg/dL at the beginning of the PHREEDOM trial to a mean of 4.94 mg/dL at the time of this analysis. Of the 171 patients in this interim analysis who completed up to 9 months of treatment in this extension study, up to 47.4% achieved a normal serum phosphorus level, and of those, the majority were on tenapanor alone or tenapanor with low dose sevelamer of ≤3 sevelamer tablets per day. These data represent a 58% improvement in the rate of patients who achieve a normal serum phosphorus level, as compared to current treatment practice data as reported in the April 2020 Dialysis Outcomes Practice Patterns Study (“DOPPS”) Practice Monitor. The DOPPS data demonstrate that, with currently available treatments, only  30% of patients have serum phosphorous levels < 4.6 mg/dL. The only adverse event reported in >5% of patients in NORMALIZE was diarrhea, with an incidence rate of 23.3%.

In September 2019, we reported positive results from the AMPLIFY trial, a Phase 3 study evaluating tenapanor in patients with CKD on dialysis who had uncontrolled hyperphosphatemia despite phosphate binder treatment.

In June 2020, our partner Kyowa Kirin Co., Ltd. (“KKC”), a Japan-based global specialty pharmaceutical company exclusively developing tenapanor in Japan, presented results from a Phase 2 trial of tenapanor at the European Renal Association-European Dialysis and Transplant Association annual meeting (“ERA-EDTA 2020”). The trial was designed to evaluate if, with tenapanor, patients with hyperphosphatemia undergoing hemodialysis could achieve at least a 30% decrease in mean pill burden while maintaining their serum phosphorus level. The study results were statistically significant, with 71.6% (p<0.001) of patients achieving at least a 30% reduction in mean pill burden. The overall mean reduction in phosphate binder usage was 80% (reduction from 14.7 to 3.0 pills per day), while maintaining serum phosphorus control. The mean phosphorus level of patients entering the study on treatment with binders was 5.2 mg/dL at baseline and 4.7 mg/dL at the end of the 26-week study.

Tenapanor, if approved, would be the first therapy for phosphate management that blocks phosphorus absorption at the primary pathway of uptake. It is not a phosphate binder. Tenapanor is a novel, potent, small molecule, that has been shown in the phase 3 studies to treat hyperphosphatemia as monotherapy and as a dual mechanism approach. Additionally,  we believe tenapanor could greatly improve patient adherence and compliance with one single pill dosed twice daily in contrast to current therapies where typically multiple pills are taken before every meal.

RDX013 Program: Small Molecule for Treating Hyperkalemia

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

IBSRELA® (tenapanor) for Irritable Bowel Syndrome with Constipation (IBS-C)

In addition to the development of tenapanor for hyperphosphatemia, we have developed tenapanor for the treatment of patients with irritable bowel syndrome with constipation (“IBS-C”). In September 2019, we received FDA approval of IBSRELA® (tenapanor) for the treatment of IBS-C in adults. IBS-C is a burdensome gastrointestinal (“GI”) disorder. It is characterized by significant abdominal pain, constipation, straining during bowel movements, bloating and/or gas.

We have developed a proprietary drug discovery and design platform to discover targets found in the GI tract that regulate processes in the body and design product candidates that act upon those targets to take advantage of the gut’s ability to communicate with other organs.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales. As of September 30, 2020, we had an accumulated deficit of $525.9 million.

We expect to continue to incur substantial operating losses for the foreseeable future as a result of costs associated with the following activities: our continued development of tenapanor for the control of serum phosphorus in CKD patients on dialysis; our preparations for the commercialization of tenapanor in the United States for the control of serum phosphorus in CKD patients on dialysis, including significantly increased personnel costs associated with building out our commercial team; the performance of certain activities required as a result of our NDA approval of tenapanor for IBS-C; and the advancement of our research programs into the preclinical stage. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, and funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.

Impact of COVID-19

The global COVID-19 pandemic has impacted the operational decisions of companies worldwide. It also has created and may continue to create significant uncertainty in the global economy. We have undertaken measures to protect our employees, partners, collaborators, and vendors, some of which impact our normal operations. To date, we have been able to continue our operations with our workforce, most of whom are working remotely, and our pre-existing infrastructure that supports secure access to our internal systems. If, however, the COVID-19 pandemic has a substantial impact on the productivity of our employees, our ability to successfully prepare for the commercial launch of tenapanor for the control of serum phosphorous in CKD patients on dialysis, including our ability to hire and successfully integrate into the company the new personnel required to prepare for such launch, or our ability to progress our research and development efforts, the results of our operations and overall financial performance may be adversely impacted. The extent of the impact from the COVID-19 pandemic on our business will depend largely on future developments that are highly uncertain and cannot be predicted. For a discussion of risks of COVID-19 relating to our business, see “Part II: Other Information-Item 1A.- Risk Factors- Risks Related to Our Business- The ongoing COVID-19 pandemic, or any other outbreak of epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.” As of the date of issuance of this financial report, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions to the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K filed with the SEC on March 6, 2020. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the three and nine months ended September 30, 2020.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Organization and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).

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

Research and Development Expenses

We recognize all R&D expenses as they are incurred to support the discovery, research, development and manufacturing of our product candidates. R&D expenses include, but are not limited to, the following:

●	external R&D expenses incurred under agreements with consultants, third-party contract research organizations and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;
●	employee-related expenses, which include salaries, bonuses, benefits, travel and stock-based compensation;
●	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense and information technology expenses;.
●	expenses associated with supplies and materials consumed in connection with our research operations; and
●	other costs associated with research, clinical development and regulatory activities.

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

Interest Expense

Interest expense represents the interest accrued on our loan payable.

Other Income, net

Other income consists of interest income earned on our cash and cash equivalents and short-term investments, the periodic revaluation of the exit fee related to our loan and currency exchange gains and losses.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues:
Licensing revenue	$—	$3,000	$(3,000)	(100.0)%
Collaborative development revenue	1,356	—	1,356	* %
Other revenue	1,357	13	1,344	* %
Total revenues	2,713	3,013	(300)	(10.0)%
Operating expenses:
Cost of revenue	—	600	(600)	(100.0)%
Research and development	12,240	17,580	(5,340)	(30.4)%
General and administrative	7,634	6,922	712	10.3%
Total operating expenses	19,874	25,102	(5,228)	(20.8)%
Loss from operations	(17,161)	(22,089)	4,928	(22.3)%
Interest expense	(1,202)	(1,443)	241	(16.7)%
Other income, net	255	294	(39)	(13.3)%
Loss before provision for income taxes	(18,108)	(23,238)	5,130	(22.1)%
Provision for income taxes	—	301	(301)	(100.0)%
Net loss	$(18,108)	$(23,539)	$5,431	(23.1)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues:
Licensing revenue	$706	$3,000	$(2,294)	(76.5)%
Collaborative development revenue	3,656	—	3,656	* %
Other revenue	1,400	31	1,369	* %
Total revenues	5,762	3,031	2,731	90.1%
Operating expenses:
Cost of revenue	141	600	(459)	(76.5)%
Research and development	46,948	57,436	(10,488)	(18.3)%
General and administrative	21,810	17,410	4,400	25.3%
Total operating expenses	68,899	75,446	(6,547)	(8.7)%
Loss from operations	(63,137)	(72,415)	9,278	(12.8)%
Interest expense	(3,785)	(4,328)	543	(12.5)%
Other income, net	1,485	1,896	(411)	(21.7)%
Loss before provision for income taxes	(65,437)	(74,847)	9,410	(12.6)%
Provision for income taxes	—	303	(303)	(100.0)%
Net loss	$(65,437)	$(75,150)	$9,713	(12.9)%

____________________________________

* Not meaningful

The results of operations are not necessarily indicative of the results to be expected for the year ended December 31, 2020, for any other interim period, or for any other future year.

Revenue

Total revenue was $2.7 million for the three months ended September 30, 2020, a decrease of $0.3 million compared to $3.0 million for the three months ended September 30, 2019. This decrease was primarily attributable to $3.0 million revenue recognized related to achievement of a milestone pursuant to the Fosun agreement during the three months ended September 30, 2019, partially offset by $1.3 million collaborative development revenue recognized in connection with the research collaboration and option agreement entered into in December 2019 with Kyowa Kirin Co., Ltd. (“KKC”) (the “2019 KKC Agreement”) and a $1.4 million increase in manufacturing supply of tenapanor and other materials sold to KKC in connection with the license agreement entered into with KKC in November 2017 (the “2017 KKC Agreement”) for its product development and clinical trials in Japan. For the above mentioned 2019 KKC Agreement with an initial transaction price of $10.0 million, revenue is being recognized as services are provided using an input method. As of September 30, 2020, the remaining unamortized initial transaction price totaled $5.9 million, and we currently expect this amount will be recognized through the end of 2021.

Total revenue was $5.7 million for the nine months ended  September 30, 2020, an increase of $2.7 million compared to $3.0 million for the nine months ended September 30, 2019. This increase was primarily attributable to $3.6 million higher collaborative development revenue recognized in connection with the 2019 KKC Agreement, a $0.7 million licensing revenue recognized upon Knight’s achievement of a development milestone, pursuant to the Knight Agreement and a $1.4 million increase in manufacturing supply of tenapanor and other materials sold to KKC in accordance with the 2017 KKC Agreement, partially offset by $3.0 million revenue related to achievement of a milestone pursuant to the Fosun agreement during the nine months ended September 30, 2019.

Cost of revenue

The decrease in cost of revenue for both the three and nine months ended September 30, 2020 was due to a decrease in fees owed to AstraZeneca pursuant to the AstraZeneca Termination Agreement, corresponding to a reduction in licensing revenue realized.

Research and Development Expenses

The following table presents our R&D expenses incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
External R&D expenses	$5,767	$10,629	$(4,862)	(45.7)%
Employee-related expenses	5,101	5,389	(288)	(5.3)%
Facilities, equipment and depreciation expenses	1,233	1,430	(197)	(13.8)%
Other	139	132	7	5.3%
Total	$12,240	$17,580	$(5,340)	(30.4)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
External R&D expenses	$27,242	$38,229	$(10,987)	(28.7)%
Employee-related expenses	15,223	14,544	679	4.7%
Facilities, equipment and depreciation expenses	4,240	4,419	(179)	(4.1)%
Other	243	244	(1)	(0.4)%
Total	$46,948	$57,436	$(10,488)	(18.3)%

The decrease in our external R&D expenses for the three months ended  September 30, 2020 primarily includes a $5.1 million decrease in our tenapanor-related expenses, as well as a $0.6 million decrease in our RDX013 program-related expenses, partially offset by $0.8 million of higher expenses attributable to 2019 KKC Agreement-related research and general R&D expenses. Of the overall tenapanor-related decrease, approximately $3.6 million relates to lower clinical study costs due to the winding down of expenses associated with our Phase 3 program for tenapanor for the control of hyperphosphatemia, an approximately $0.7 million decrease in manufacturing expenses due to reduced validation related expenses for tenapanor and a decrease of $0.7 million related to regulatory expenses in 2020 as compared to 2019.

The decrease in our external R&D expenses for the nine months ended  September 30, 2020 primarily includes a $11.1 million decrease in our tenapanor-related expenses, as well as a $2.0 million decrease in our RDX013 program-related expenses, partially offset by $2.1 million of higher expenses attributable to 2019 KKC Agreement-related  research and general R&D expenses. Of the overall tenapanor-related decrease, approximately $15.2 million relates to lower clinical study costs due to the winding down of expenses associated with our Phase 3 program for tenapanor for the control of hyperphosphatemia, offset by an out-of-period adjustment that reduced clinical trial expenses by $3.6 million related to our tenapanor clinical trials for the nine months ended September 30, 2019; and approximately $3.9 million relates to lower manufacturing expenses due to reduced validation related expenses for tenapanor in 2020 as compared to 2019; offset by an increase of $4.2 million related to regulatory expenses that includes $2.9 million paid to the FDA for the filing of a NDA for tenapanor for the control of serum phosphorus in CKD patients on dialysis on June 30, 2020.

General and Administrative Expenses

The increase in general and administrative expenses for the three months ended September 30, 2020 was primarily due to an increase in costs associated with building and staffing our commercial infrastructure and teams as we prepare for the anticipated U.S. launch of tenapanor for the control of serum phosphorus in CKD patients on dialysis. The increase consisted of headcount and related personnel costs and an increase in external spending for disease awareness initiatives, commercial infrastructure and strategy, partially offset by a decrease in stock-based compensation costs related to performance-based restricted stock units and a decrease in professional services.

The increase in general and administrative expenses for the nine months ended September 30, 2020 was primarily due to an increase in costs associated with building and staffing our commercial infrastructure as described above. The increase consisted of increases in headcount and related personnel costs, stock-based compensation costs, professional services and external spending for disease awareness initiatives, commercial infrastructure and strategy.

Interest Expense

The decrease in interest expense for both the three and nine months ended September 30, 2020 was primarily due to lower interest rates on our variable-rate term loan.

Other Income, net

The decrease in other income, net for the three months ended September 30, 2020 was primarily due to a decrease in investment income, a lower exit fee revaluation adjustment related to our loan agreement and a decrease in currency exchange losses.

The decrease in other income, net for the nine months ended September 30, 2020 was primarily due to a decrease in investment income, a lower exit fee revaluation adjustment related to our loan agreement and a decrease in currency exchange losses.

Liquidity and Capital Resources

In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020, containing (i) a base prospectus for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250,000,000 of the Company’s common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100,000,000 of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC, deemed to be “at the market offerings.” As of September 30, 2020, no shares have been offered, issued or sold pursuant to this sales agreement.

Our primary sources of cash have been from the sale and issuance of common stock (in both public offerings and private placements) and private placements of convertible preferred stock, funds from our collaboration partnerships and funds from our loan agreement. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures and pre-commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

As of September 30, 2020 and December 31, 2019, our cash, cash equivalents and short-term investments were as follows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$91,009	$181,133
Short-term investments	94,488	66,379
Total liquid funds	$185,497	$247,512

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(63,845)	$(65,347)
Cash (used in) provided by investing activities	(27,872)	78,834
Cash provided by financing activities	1,593	418
Net (decrease) increase in cash and cash equivalents	$(90,124)	$13,905

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2020 was $63.9 million, as compared to $65.3 million for the nine months ended September 30, 2019. The most significant factors that contributed to the $1.4 million decrease in net cash used in operating activities for the nine months ended September 30, 2020, as compared to the comparable period in 2019 was a $10.4 million decrease in research and development expenses, partly offset by a $3.0 million decrease in cash received from collaboration partners, a $4.4 million increase in general and administrative G&A expenses, and an increase in cash used related to fluctuations in components of our working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $27.9 million for the nine months ended September 30, 2020, as compared to cash provided by investing activities of $78.9 million for the nine months ended September 30, 2019. The $106.7 million decrease in net cash provided by investing activities was primarily attributable to a $36.1 million decrease in proceeds from maturities and sales of investments, a $0.2 million decrease in purchases of property and equipment, and $70.9 million increase in purchases of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $1.2 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was attributable to an increase in net proceeds from issuance of common stock under our equity incentive and stock purchase plans.

Funding Requirements

We believe that our existing capital resources as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. There are numerous risks and uncertainties associated with research, development and commercialization initiatives, and actual results could vary materially as a result of a number of factors, many of which are outside of our control. Our future capital requirements are difficult to forecast and will depend on many factors, including:

●	the FDA’s actions and decisions with respect to the NDA submitted to the FDA on June 30, 2020 to request marketing authorization for tenapanor for the control of serum phosphorus in adult CKD patients on dialysis;
●	our ability to successfully commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, either alone or with one or more collaboration partners;

●	the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved;
●	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
●	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities;
●	our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
●	the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates, including RDX013;
●	the time and cost necessary to respond to technological and market developments;
●	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
●	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank in May 2018, as amended on October 9, 2020.

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

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $185.5 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.

We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month London Interbank Offered Rate (“LIBOR”), plus 7.45% per annum. A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.2 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an aggregate principal amount of $50.7 million outstanding pursuant to our Loan Agreement.

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

As of September 30, 2020, we had no open forward foreign currency exchange contracts.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls over financial reporting.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2020, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of September 30, 2020.

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

Summary of Principal Risks Related to Our Business

•We have a limited operating history, have incurred significant losses since our inception and will incur losses in the future, which makes it difficult for us to assess our future viability.

•We have never generated any revenue from product sales and may never be profitable. Our ability to generate future revenue from product sales or pursuant to milestone payments is dependent upon many factors, including, but not limited to, obtaining regulatory approvals for tenapanor for the control of serum phosphorus; developing a sustainable and scalable manufacturing process for tenapanor, and establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate supply of product to support the market demand for tenapanor; and obtaining market acceptance of tenapanor as a viable treatment option for the indications for which it is approved and commercialized.

• We are substantially dependent on the success of our lead product candidate, tenapanor, which may not receive regulatory approval for the control of serum phosphorus or be successfully commercialized for IBS-C or hyperphosphatemia.

•Even if we are successful in obtaining regulatory approval for tenapanor for the control of serum phosphorus, and tenapanor is ultimately commercialized for any approved indications, tenapanor may never achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. Additionally, if the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor for the control of serum phosphorus.

•Third-party payor coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for tenapanor, if approved, could limit our ability to market tenapanor for the control of serum phosphorus in CKD patients on dialysis and decrease our ability to generate revenue. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. If we are successful in obtaining regulatory approval to market tenapanor for the control of serum phosphorus in CKD patients on dialysis, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether and when tenapanor, along with other oral end-stage renal disease (“ESRD”) related drugs without an injectable or intravenous equivalent , are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur.

•We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our pre-commercialization efforts for tenapanor and our other product development and platform development activities.

•We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to commercialize tenapanor or any of our other product candidates.

•We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture tenapanor or any of other our product candidates on a commercial scale, or to manufacture our drug supplies for use in the conduct of our nonclinical and clinical studies. We intend to rely on third parties to produce commercial supplies of tenapanor, if tenapanor is ultimately commercialized for any indication. Our business would be harmed if those third parties fail to obtain approval of the U.S. Food and Drug Administration (“FDA”) or comparable regulatory authorities, fail to provide us with sufficient quantities of drug, or fail to do so at acceptable quality levels or prices.

•We may not be successful in our efforts to develop our product candidates that are at an early stage of development, or expand our pipeline of product candidates, as a result of numerous factors, which may include the inability to access capital necessary to fund such efforts on acceptable terms.

•We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources.

•The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic may impact our business, manufacturing, preclinical development activities, preclinical studies and planned and ongoing clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing, quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Specifically, while our Phase 3 clinical development of tenapanor for the control of serum phosphorus in CKD patients on dialysis is complete, we have ongoing and planned clinical trials for tenapanor that may be delayed as a result of the restrictions placed on access to dialysis centers during the COVID-19 pandemic. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining Institutional Review Board approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.

•Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We have only a limited operating history upon which to evaluate our business and prospects. We continue to incur significant research, development and other expenses related to our ongoing operations. As of September 30, 2020, we had an accumulated deficit of $525.9 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor for the control of serum phosphorus in chronic kidney disease (“CKD”) patients on dialysis;  as we commence commercialization of tenapanor for that indication, if approved; and as we continue our discovery and research activities.

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

We received FDA approval for our New Drug Application (“NDA”) for tenapanor for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adults in September 2019. However, we do not currently expect to commercialize tenapanor for IBS-C ourselves in the United States and have not entered into a collaboration partnership for such commercialization. We have no other products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to obtain the regulatory and marketing approvals necessary to commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, either on our own or with one or more collaboration partners. There can be no assurances that we will generate product revenue from sales of tenapanor, either on our own, or with a collaboration partner. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

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

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See NOTE 13, COLLABORATION AND LICENSING AGREEMENTS, in the notes to our financial statements, included in Part II, Item 8, of our most recent Annual Report on Form 10-K, for details on our obligations to AstraZeneca. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. If we are successful in obtaining regulatory approval to market tenapanor for the control of serum phosphorus in CKD patients on dialysis, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether and when tenapanor, along with other oral end-stage renal disease (“ESRD”) related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur. See “Third-party payor coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of patients suitable for tenapanor is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their  investment.

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

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including, if approved, costs associated with the commercialization of tenapanor for the control of serum phosphorus in CKD patients on dialysis, research and development, conducting preclinical studies and clinical trials for our other programs, obtaining regulatory approvals, developing and maintaining scalable manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

●	the FDA’s actions and decisions with respect to the NDA submitted to the FDA on June 30, 2020 to request marketing authorization for tenapanor for the control of serum phosphorus in adult CKD patients on dialysis;
●	our ability to successfully commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, either alone or with one or more collaboration partners;
●	the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved
●	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
●	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities;
●	our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
●	the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;

●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates, including RDX013;
●	the time and cost necessary to respond to technological and market developments;
●	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
●	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank in May 2018, as amended, on October 9, 2020.

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

On May 16, 2018, we entered into a loan and security agreement with Solar Capital, Ltd. and Western Alliance Bank (collectively the “Lenders”) pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility with a maturity date of November 1, 2022. On October 9, 2020, we entered into an amendment to the loan and security agreement.  The full amount of the loan was funded on May 16, 2018. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

We are permitted to make interest only payments on the loan facility through December 1, 2021, unless we have not received FDA approval for our NDA for tenapanor for the control of serum phosphorus in CKD patients on dialysis on or before May 31, 2020, or  the FDA issues a complete response letter in connection with such NDA.  In either event, the period in which we are permitted to make interest only payments shall end on the earlier of June 1, 2021, or the first day of the month following the date that the FDA issues a CRL. However, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lenders determine that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lenders to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others’ rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The Lenders could also exercise their rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

Market acceptance of tenapanor for IBS-C and, in the event that marketing approval is obtained, for the control of serum phosphorus, depends on a number of factors, including:

●	the efficacy demonstrated in our clinical trials;
●	with respect to tenapanor for the control of serum phosphorus, whether tenapanor, along with other oral only medications, are included in the bundled prospective payment system for the treatment of ESRD patients, and the time and manner in which such transition is achieved;
●	the prevalence and severity of any side effects and overall safety and tolerability profile of the product;
●	the clinical indications for which it is approved;
●	advantages over new or traditional or existing therapies, including recently approved therapies or therapies that the physician community anticipate will be approved;
●	acceptance by physicians, major operators of clinics and patients of tenapanor as a safe, effective and well-tolerated treatment;
●	relative convenience and ease of administration of tenapanor;
●	the potential and perceived advantages of tenapanor over current treatment options or alternative treatments, including future alternative treatments;
●	the cost of treatment in relation to alternative treatments and the willingness to pay for tenapanor, if approved, on the part of physicians and patients;
●	the availability of alternative products and their ability to meet market demand; and

●	the quality of our relationships with patient advocacy groups.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the United States Department of Health and Human Services responsible for administering the Medicare program, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours.

There is increased uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without  injectable or intravenous equivalents in the bundled payment was initially delayed until January 1, 2014 and through several subsequent legislative actions was delayed again January 1, 2025. As a result, absent further legislation or regulation on this matter, beginning in 2025, oral ESRD-related drugs without injectable or intravenous equivalents may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on tenapanor and our business should tenapanor be brought into the bundle in 2025, or at any time,  we may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production are higher than levels necessary for an appropriate gross margin after payment of all discounts, rebates and  chargebacks.

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

In addition, if we or others identify undesirable side effects caused by one of our products for which we have received regulatory approval, a number of potentially significant negative consequences could occur, including:

●	regulatory authorities may withdraw their approval of the product or seize the product;

●	we or a collaboration partner may be required to recall the product;
●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof, including the imposition of a Risk Evaluation and Mitigation Strategy (“REMS”) which could require creation of a Medication Guide or patient package insert outlining the risks of such side effects for distribution to patients, a communication plan to educate healthcare providers of the drugs’ risks, as well as other elements to assure safe use of the product, such as a patient registry and training and certification of prescribers;
●	we or a collaboration partner may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

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

It is possible that our competitors will develop and market drugs or other treatments that are less expensive and more effective than our product candidates, or that will render our product candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our collaboration partners can launch any products developed from our product candidates. We also anticipate that we will face increased competition in the future as new companies enter into our target markets.

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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin Co., Ltd. (“KKC”) for certain research programs and for commercialization of tenapanor for hyperphosphatemia in Japan; with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; and in Canada with Knight Therapeutics, Inc. (“Knight”) for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended September 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. While at this point, the extent to which the coronavirus outbreak may impact our results is uncertain, it could result in delays in the manufacture of tenapanor, or in the delivery of key intermediates or raw materials required to manufacture tenapanor or delays in clinical development activities by us, or our collaboration partners.  It could also materially and negatively impact our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including our ability to educate physicians and patients about the benefits, administration and use of tenapanor.

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

Based on the number of shares outstanding as of September 30, 2020, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 44.3% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.

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

General Risk Factors

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2020, we had 90,243,409 shares of common stock outstanding. Of those shares, approximately 37.6 million were held by current directors, executive officers and stockholders owning 5% or more of our outstanding common stock.

As of September 30, 2020, no shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 9.4 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 16, 2018, we entered into a loan and security agreement (as amended on October 9, 2020) pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility. Covenants in the loan and security agreement limit our ability to pay dividends or make other distributions. For additional information refer to “NOTE 5.

BORROWINGS” and “NOTE 13.  SUBSEQUENT EVENT” in the notes to our unaudited condensed financial statements in Part I, Item 1, Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

(a)	None.

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (iv) Notes to Unaudited Condensed Financial Statements.

X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: November 5, 2020	By:	/s/ Justin Renz
Justin Renz
Chief Financial Officer
(Chief Accounting and Principal Financial Officer)