Form 10-K
period 2020-12-31
ARDELYX, INC.
filed 2021-03-08
CIK 1437402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 001-36485

ARDELYX, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	26-1303944
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

34175 ARDENWOOD BLVD., FREMONT, CALIFORNIA 94555

400 FIFTH AVE., SUITE 210, WALTHAM, MASSACHUSETTS 02451

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻  No ⌧

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Small reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2020, based on the last reported sales price of the Registrant’s common stock of $6.92 per share was $611,732,242.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2021, was 98,680,264.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of December 31, 2020, the close of the Registrant’s 2020 fiscal year, are incorporated by reference into Part III of this Report.

ARDELYX, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our expectations regarding our plans for and our participation in the commercialization of tenapanor for the control of serum phosphorus in chronic kidney disease, or CKD, patients on dialysis, including our expectations regarding our plans to build our own sales and marketing organization to market and sell tenapanor for such indication;
●	our expectations regarding the potential market size and the size of the patient populations for our product candidates;
●	our plans with respect RDX013 and to our pre-clinical programs;
●	our ability to identify and validate targets and novel drug candidates using our proprietary drug discovery and design platform including the Ardelyx Primary Enterocyte and Colonocyte Culture System, or APECCS, or any other proprietary drug discovery and design platform we develop for the identification, screening, testing, design and development of new product candidates for the treatment of renal diseases;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
●	our financial performance; and
●	developments and projections relating to our competitors and our industry.

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

ITEM 1. BUSINESS

Company Overview

We are a specialized biopharmaceutical company focused on developing first-in-class medicines to improve treatment for people with kidney and cardiorenal diseases. This includes patients with chronic kidney disease (”CKD”) on dialysis suffering from elevated serum phosphorus, or hyperphosphatemia; and CKD patients and/or heart failure patients with elevated serum potassium, or hyperkalemia. Our lead product candidate, tenapanor, is a first-in-class medicine for which we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in June 2020 for the control of serum phosphorus in adult patients with CKD on dialysis. In September 2020 the FDA accepted the filing of our NDA and set a Prescription Drug User Fee Act (“PDUFA”) date of April 29, 2021. Tenapanor has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3, or NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption.

OUR PRODUCT PIPELINE

Tenapanor: A New Approach for The Control of Serum Phosphorus in CKD Patients on Dialysis

Our portfolio is led by the development of tenapanor, a first-in-class medicine for the control of serum phosphorus in adult patients with CKD on dialysis. Tenapanor for the control of serum phosphorus has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3 (“NHE3”). This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. On September 15, 2020 we announced that the FDA accepted the filing of our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The acceptance of our NDA represents the next critical step toward bringing to market a completely new approach to the management of hyperphosphatemia. The FDA has set a PDUFA date of April 29, 2021. We continue to advance commercial preparations for the launch of tenapanor for this indication. The NDA is supported by three successful Phase 3 trials involving over 1,000 patients that evaluated the use of tenapanor for the control of serum phosphorus in CKD patients on dialysis, with two trials evaluating tenapanor as monotherapy and one trial evaluating tenapanor as part of a dual mechanism approach with phosphate binders.

We have established agreements with Kyowa Kirin Co., Ltd. (“KKC”) in Japan, Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) in China and Knight Therapeutics, Inc. (“Knight”) in Canada for the development and commercialization of tenapanor for certain indications in their respective territories.

In December 2019, we reported statistically significant topline efficacy results from our second monotherapy Phase 3 clinical trial, the PHREEDOM trial, which evaluated tenapanor for the control of serum phosphorus in CKD patients on dialysis. The PHREEDOM trial followed a successful monotherapy Phase 3 clinical trial completed in 2017, the BLOCK trial, which achieved statistical significance for the primary endpoint. The only adverse event reported in these Phase 3 trials in greater than 5% of patients was diarrhea, with an incidence rate of 52% in the PHREEDOM trial and 39% in the BLOCK trial, with most incidences in each trial being mild to moderate in nature. PHREEDOM is a one-year study with a 26-week open-label treatment period and a 12-week double-blind, placebo-controlled randomized withdrawal period followed by a 14-week open-label safety extension period. An active safety control group, for safety analysis only, received sevelamer, open-label, for the entire 52-week study period. Patients completing the PHREEDOM trial from both the tenapanor arm and the sevelamer active safety control arm had the option to participate in NORMALIZE, an ongoing open-label 18-month extension study.

In June 2020, we announced positive results from a planned analysis from our ongoing NORMALIZE extension study evaluating tenapanor, as monotherapy or in combination with sevelamer, to achieve serum phosphorus levels in the normal range (2.5 – 4.5 mg/dL) in patients with CKD on dialysis. The NORMALIZE extension study allowed patients from our PHREEDOM study to continue therapy with tenapanor and enabled those patients in the PHREEDOM safety control arm receiving sevelamer carbonate to transition to tenapanor. The data from the planned interim analysis demonstrated that the foundational use of tenapanor as monotherapy or in combination with sevelamer carbonate produces a significant phosphorus-lowering effect with a mean serum phosphorous reduction of 2.33 mg/dL, from a mean baseline phosphorus of 7.27 mg/dL at the beginning of the PHREEDOM trial to a mean of 4.94 mg/dL at the time of this analysis.

In September 2019, we reported positive results from the AMPLIFY trial, a Phase 3 study evaluating tenapanor in patients with CKD on dialysis who had uncontrolled hyperphosphatemia despite phosphate binder treatment. In this trial, approximately twice the number of patients achieved the serum phosphorus treatment goal of less than 5.5 mg/dL with tenapanor and phosphate binders versus phosphate binders alone. The only adverse event with a placebo-adjusted rate greater than 3% was diarrhea, with an incidence rate of 43%, with most being mild to moderate in nature.

Tenapanor, if approved, would be the first therapy for phosphate management that blocks phosphorus absorption at the primary pathway of uptake. It is not a phosphate binder. Tenapanor is a novel, potent, small molecule, that has been shown in our phase 3 studies to treat hyperphosphatemia as monotherapy and as part of a dual mechanism approach. Additionally, we believe tenapanor could greatly improve patient adherence and compliance with one single pill dosed twice daily in contrast to current therapies where typically multiple pills are taken before every meal.

RDX013 Program: Small Molecule for Treating Hyperkalemia

We are also advancing a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking customary blood pressure medications known as renin-angiotensin-aldosterone system (“RAAS”) inhibitors. Similar to what we have done with tenapanor in developing a non-binder approach for the treatment of elevated serum phosphate levels, RDX013 is designed to target the underlying biological mechanisms of potassium secretion to lower elevated potassium. While currently available therapies are all ion exchange agents, RDX013 is a first in class secretagogue that has been shown in preclinical and Phase 1 studies to harness and amplify the body’s natural mechanism for colonic potassium secretion. We have initiated a Phase 2 study to evaluate the safety and pharmacodynamics of RDX013 at different doses and to assess the safety and efficacy of treatment with RDX013 at the selected optimal dose in patients with hyperkalemia.

IBSRELA® (tenapanor) for Irritable Bowel Syndrome with Constipation (IBS-C)

In addition to the development of tenapanor for hyperphosphatemia, we have developed tenapanor for the treatment of patients with IBS-C. In September 2019, we received FDA approval of IBSRELA® (tenapanor) for the treatment of IBS-C in adults. IBS-C is a burdensome gastrointestinal (“GI”) disorder characterized by significant abdominal pain, constipation, straining during bowel movements, bloating and/or gas.

We expect to continue to incur substantial operating losses for the foreseeable future as a result of costs associated with the following activities: our continued development of tenapanor for the control of serum phosphorus in CKD patients on dialysis; our preparations for, and, if approved, the commercialization of tenapanor in the United States for the control of serum phosphorus in CKD patients on dialysis, including significantly increased personnel costs associated with our commercial team; the performance of certain activities required as a result of our NDA approval of tenapanor for IBS-C; the continued development of RDX013; and the advancement of our research programs into the preclinical stage. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, and funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.

RDX020 Program: Small molecule for Treating Metabolic Acidosis

We have an ongoing discovery program targeting the inhibition of bicarbonate exchange inhibitor for the treatment of metabolic acidosis, a highly prevalent comorbidity in CKD patients that is strongly correlated with disease progression and adverse outcomes. We have identified lead compounds that are potent, selective and proprietary inhibitors of bicarbonate secretion.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales. As of December 31, 2020, we had an accumulated deficit of $554.8 million.

OUR COMMERCIAL STRATEGY

We currently intend to build a multi-product company that commercializes its cardiorenal products in the United States. We have executed ex-U.S. collaborations with established industry leaders to efficiently bring tenapanor for hyperphosphatemia and IBS-C to patients in specific territories outside of the Unites States. We continue to evaluate our strategy for the commercialization of tenapanor in other ex-U.S. territories, as well as our U.S. commercialization strategy for tenapanor for IBS-C. We currently have three collaboration partnerships: with Kyowa Kirin Co., Ltd. (“KKC”) for commercialization of tenapanor for the treatment of cardiorenal diseases, including hyperphosphatemia, in Japan; with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) for the commercialization of tenapanor for the treatment of IBS-C and hyperphosphatemia in China; and with Knight Therapeutics, Inc. (“Knight”) for commercialization of tenapanor for the treatment of IBS-C and hyperphosphatemia in Canada.

OUR PROPRIETARY DRUG DISCOVERY AND DESIGN PLATFORM

We have developed a proprietary drug discovery and design platform to enable the identification, screening, testing, design and development of new product candidates. Our platform integrates two critical concepts: (i) our proprietary chemistry capabilities that enable us to design and optimize gut-restricted compounds, and (ii) our APECCs stem cell platform developed to emulate, in a miniaturized format, the function and structure of cells of specific segments of the intestine. In line with our overall strategy to focus on our cardiorenal pipeline, our research supports tenapanor, RDX013 and other potential cardiorenal opportunities.

OUR STRATEGIC PARTNERSHIPS

License Agreement with KKC

In November 2017, we entered into a License Agreement (the “2017 KKC Agreement”) with KKC under which we granted KKC an exclusive license to develop and commercialize tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer (the “KKC Field”). We retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those in the KKC Field. Pursuant to the 2017 KKC Agreement, KKC is responsible for all of the development and commercialization costs for tenapanor in the KKC Field in Japan.

Under the 2017 KKC Agreement, we are responsible for supplying the tenapanor drug substance for KKC’s use in development and commercialization throughout the term of the 2017 KKC Agreement, provided that KKC may exercise an option to manufacture the tenapanor drug substance under certain conditions.

Under the terms of the 2017 KKC Agreement, we received a $30.0 million upfront payment and are eligible to receive up to $55.0 million in total development milestones, of which we have received $5.0 million to date. Additionally, under the 2017 KKC Agreement we are eligible to receive up to 8.5 billion yen in commercialization milestones, worth up to $82.4 million at the exchange rate on December 31, 2020, and royalties based on aggregate annual net sales of the licensed products at a high teens percentage, subject to certain single digit reductions under certain circumstances described in the 2017 KKC Agreement.

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

Research Collaboration with KKC

In November 2019, we entered into a Research Collaboration and Option Agreement “(the 2019 KKC Research Agreement”) which expanded our strategic partnership with KKC. In the KKC Research Agreement, we established a two-year research collaboration, under which we are executing a research plan, with KKC participation, to advance two research programs focused on identification and design of compounds to two undisclosed targets. KKC agreed to pay us $10.0 million ($5.0 million per year, for a period of two years) to support the ongoing research. As of December 31, 2020, we have received the full $10.0 million. Following the end of the research period, KKC will have the option to license any candidates nominated by the companies for further development and commercialization in certain specified territories, with additional commitments payable to us of up to $10.5 million in upfront payments and up to $500.0 million in development and sales milestones.

License Agreement with Fosun

In December 2017, we entered into a license agreement (“the Fosun License Agreement”) with Fosun Pharma under which we granted Fosun Pharma an exclusive license to develop and commercialize tenapanor in China for the treatment, diagnosis or prevention of irritable bowel syndrome with constipation and chronic idiopathic constipation, hyperphosphatemia related to chronic kidney disease, and other diseases or conditions for which we obtain marketing approval in either the US or China (collectively, “the Fosun Field”). The Fosun Field excludes the treatment of cancer. We retained the rights to tenapanor outside of China, and also retained the rights to tenapanor in China for indications other than those in the Fosun Field. Pursuant to the terms of the Fosun License Agreement, Fosun Pharma is responsible for all development and commercialization costs for tenapanor in the Fosun Field in China.

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

License Agreement with Knight Therapeutics

In March 2018, we entered into a license agreement with Knight (“the Knight License Agreement”) that provides Knight with exclusive rights to commercialize tenapanor in Canada. Under the terms of the Knight License Agreement, Ardelyx is eligible to receive up to CAD 25 million in total payments, worth up to $19.6 million at the currency exchange rate on December 31, 2020, including an upfront payment and development and sales milestones, as well as tiered royalties on net sales ranging from the mid-single digits to the low twenties. As of December 31, 2020, we have recognized and received $3.1 million to date under the Knight License Agreement. Knight has the exclusive rights to market and sell tenapanor in Canada.

CORPORATE DEVELOPMENT

In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020, containing (i) a base prospectus for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under an Open Market Sales Agreement with Jefferies LLC, as sales agent, deemed to be “at the market offerings.” As of December 31, 2020, we had sold 3.3 million shares of our common stock for aggregate gross proceeds of $21.7 million at a weighted average price of $6.65 per share under the Open Market Sales Agreement. From the period of January 2, 2021 through February 28, 2021, we sold an additional 4.9 million shares of our common stock for aggregate gross proceeds of $35.0 million at a weighted average price of $7.09 per share. In aggregate during the life of the Open Market Sales Agreement, we have sold 8.2 million shares of our common stock for aggregate gross proceeds of $56.7 million at a weighted average sales price of approximately $6.91 per share. Pursuant to the Open Market Sales Agreement, Jefferies, as sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the Open Market Sales Agreement.

In December 2019, we completed an underwritten public offering of 23.0 million shares of common stock, resulting in the receipt of aggregate gross proceeds of approximately $143.8 million, less underwriting discounts, commissions and offering expenses totaling approximately $8.9 million, which resulted in net proceeds of approximately $134.9 million.

In November 2019, we enhanced our strategic partnership with KKC by entering into a Stock Purchase Agreement, pursuant to which we sold to KKC an aggregate of 2.9 million shares of our common stock for aggregate gross proceeds of approximately $20.0 million.

As of December 31, 2020, we had cash, cash equivalents and investments totaling $188.6 million.

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

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of our issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (the “USPTO”) to determine priority of invention, which would result in substantial costs to us even if the eventual outcome is favorable to us.

The term of individual patents depends upon the legal term of the patents in countries in which they are obtained. In most countries, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the U.S., a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.

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

Tenapanor Patents

Our tenapanor patent portfolio is wholly owned by us. This portfolio includes five issued U.S. patents, three issued Israeli patents, two issued patents in each of Japan, Korea, Hong Kong and Mexico and one issued patent in each of the following territories: Australia, Brazil, India, China, and the European Patent Organization countries. These issued patents cover the composition and certain methods of using tenapanor and are predicted, without extension or adjustment, to expire in December 2029. The portfolio further includes patents covering the use of tenapanor for the control of serum phosphorus that has issued in the U.S., Europe, Japan, China, Australia, Gulf Co-op countries, Hong Kong, Russia and Taiwan and is pending in other countries. These patents are predicted, without extension or adjustment, to expire in April 2034.

Additional U.S. and international patent applications are pending covering additional methods of treatment with tenapanor, and composition of matter and methods of using compounds that we believe may be follow on compounds to tenapanor.

Other Program Patents

We have patent applications pending in the U.S. and internationally that cover the compositions and methods of using compounds in our RDX013 program.

MANUFACTURING

To date, we have relied upon third-party contract manufacturing organizations (“CMOs”) to manufacture both the active pharmaceutical ingredient and final drug product dosage forms of our potential drug candidates used as clinical trial material. We expect that we will continue to rely upon CMOs for the manufacture of our clinical trial materials and for our commercial product requirements, when and if regulatory approval is received. Our license agreements with KKC, Knigh, and Fosun Pharma require us to supply final drug product dosage forms of tenapanor and/or active pharmaceutical ingredient for their use in the development of tenapanor in each of their respective territories, and we are further obligated to continue to supply active pharmaceutical ingredient to support their commercialization of tenapanor in each of their territories. We expect that we will use CMOs to satisfy our supply obligations to our collaboration partners.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act (the “FFDCA”) and the FDA’s implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States.

The process required by the FDA before a drug may be marketed in the United States generally involves:

●	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, some performed in accordance with the FDA’s current Good Laboratory Practice (“GLP”) regulations;
●	submission to the FDA of an Investigational New Drug (“IND”) application which must become effective before human clinical trials in the United States may begin;
●	approval by an independent institutional review board, (“IRB”) or ethics committee at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of the drug candidate for each proposed indication;
●	submission to the FDA of a new drug application (“NDA”);
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) regulations;
●	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and
●	FDA review and approval of the NDA prior to any commercial marketing, sale or commercial shipment of the drug.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Additional preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions relating to the IND and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

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

All clinical research performed in the United States in support of an NDA must be submitted in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with GCP and if the FDA is able to validate the data from the study through an onsite inspection, if necessary. GCP includes review and approval by an independent ethics committee, such as an IRB, and obtaining and documenting the freely given informed consent of the subject before study initiation. If the applicant seeks approval of an NDA solely on the basis of foreign data, the FDA will only accept such data if they are applicable to the U.S. population and U.S. medical practice, the studies have been performed by clinical investigators of recognized competence, and the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or through other appropriate means.

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

Before approving an application, the FDA may inspect the facility or the facilities at which the finished drug product, and sometimes the active pharmaceutical ingredient (“API”) is manufactured, and will not approve the drug unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance and will not approve the drug unless compliance with cGCP requirements is satisfactory.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, if deemed necessary, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Once the FDA approves an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market.

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

Other Regulatory Requirements

Any drugs manufactured or distributed by us or our collaboration partners pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning or untitled letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are in the final label or consistent with the final label. Failure to comply with these requirements can result in, among other things, adverse publicity, warning or untitled letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

Hatch-Waxman Act

Section 505 of the FFDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application (“ANDA”). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

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

The Hatch-Waxman Act establishes periods of regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) application that relies on the branded reference drug. For example, the holder of an NDA, including a 505(b)(2) NDA, may obtain five years of exclusivity upon approval of a new drug containing new chemical entities (“NCE”) that have not been previously approved by the FDA. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

Fraud and Abuse Laws

In the U.S. the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (“CMS”) other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. These laws include but are not limited to, the Anti-Kickback Statute, the federal False Claims Act, the federal Physician Payments Sunshine Act, and other state and federal laws and regulations.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs. As well, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act.

In addition to the laws described above, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the Affordable Care Act, also imposed new reporting requirements on drug manufacturers for payments made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives. Failure to submit required information may result in significant civil monetary penalties, and additional penalties for knowing failures, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each subsequent calendar year.

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

Violations of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, reporting obligations and integrity oversight, exclusion from participation in federal and state healthcare programs and imprisonment.

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

There is increased uncertainty related to insurance coverage and reimbursement for certain drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without  injectable or intravenous equivalents in the bundled payment was initially delayed until January 1, 2014 and through several subsequent legislative actions was delayed until January 1, 2025. As a result, absent further legislation or regulation on this matter, beginning in 2025, oral ESRD-related drugs without injectable or intravenous equivalents may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on tenapanor and our business should tenapanor be brought into the bundle in 2025, or at any time,  we may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production are higher than levels necessary for an appropriate gross margin after payment of all discounts, rebates and  chargebacks.

Healthcare Reform

In March 2010, Congress passed the Patient Protection and Affordable Care Act, a healthcare reform measure (the “ACA”). The ACA was signed into law and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry.

The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, which have impacted existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Additionally, the ACA:

●	increased the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% of the average manufacturer price;
●	required collection of rebates for drugs paid by Medicaid managed care organizations;
●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expanded access to commercial health insurance coverage through new state-based health insurance marketplaces, or exchanges;
●	required manufacturers to participate in a coverage gap discount program, under which they must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and
●	imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder (collectively “HIPAA”), and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state laws, such as the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”) govern the privacy and security of personal data, including health-related data in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

IMPACT OF COVID-19

The global COVID-19 pandemic has impacted the operational decisions of companies worldwide. It also has created and may continue to create significant uncertainty in the global economy. We have undertaken measures to protect our employees, partners, collaborators, and vendors, some of which impact our normal operations. To date, we have been able to continue our operations with our workforce, most of whom are working remotely, and our pre-existing infrastructure that supports secure access to our internal systems. If, however, the COVID-19 pandemic has a substantial impact on the productivity of our employees, our ability to successfully prepare for the commercial launch of tenapanor for the control of serum phosphorous in CKD patients on dialysis, including our ability to hire and successfully integrate into the company the new personnel required to prepare for such launch, or our ability to progress our research and development efforts, the results of our operations and overall financial performance may be adversely impacted. The extent of the impact from the COVID-19 pandemic on our business will depend largely on future developments that are highly uncertain and cannot be predicted. For a discussion of risks of COVID-19 relating to our business, see “Item 1A. - Risk Factors- Risks Related to Our Business- The ongoing COVID-19 pandemic, or any other outbreak of epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows. ” As of the date of issuance of this financial report, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions to the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained.

HUMAN CAPITAL

The future success of our company depends on our ability to attract, retain, and further develop top talent. The PDUFA date for our NDA for tenapanor for the control of serum phosphorus in CKD patients on dialysis is set for April 29, 2021, and if approved, we expect to commercialize our first product in 2021. As a result, we are focused on building an experienced commercial team and expanding our internal resources to support a commercial organization. During this ongoing transition and expansion our workforce, we remain steadfastly committed to our core values, including our goal to develop and maintain an inclusive, diverse, and safe workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits.

At December 31, 2020, we had approximately 129 full-time employees, 78 of whom were engaged directly in research and development, and 51 in marketing, sales and administrative activities. During 2020, we increased our employee base by approximately 41, or 47%.

Inclusion and Diversity

Our culture is supported by an unwavering commitment to inclusion and diversity. As of December 31, 2020, approximately 63.5% of our workforce was female; 37% of our executive leadership team was female and 23% of our employees in managerial roles were female. As of December 31, 2020, minorities represented approximately 59% of our workforce, of which 19% of our employees in managerial roles were minorities. We strive to foster a culture where mutual respect, inclusive behavior, and dignity are core to our individual expectations.

We believe that our success will be significantly impacted by our ability to create and maintain a safe inclusive environment where everyone is empowered to do their best work—regardless of race, color, national origin, religion, sex, sexual orientation, gender identity and expression, age, or disability. We are united by our desire to serve our patients, and we are proud financial sponsors of the California Life Sciences Association Racial and Social Equity Initiative, a first step in a unified effort for the life sciences industry in California to do more for the under-served and under-represented, focusing on the most critical need to address the inequality for Black, Hispanic, Native American and Pacific Islander populations in California.

Core Values

Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values reflect who we are and the way our employees interact with one another, our partners and our stockholders. We are dedicated to our core values, recognizing that this dedication will foster an environment where we will be able to realize our vision of creating a healthier tomorrow for patients with kidney and cardiovascular disease. We are Passionate, aware that with integrity and determination, we make a difference for patients. We are Fearless, aware that by challenging convention, we truly innovate. We are Dedicated, aware that working tirelessly together, we are greater than the sum of our parts. We are Inclusive, aware that with respect, grace and humor, we are family. We encourage our employees to live out our core values and to discuss our core values with potential candidates looking to join our team. We believe that this is an important step in helping our culture stay strong and unique.

Health, Safety, and Wellness

The health, safety, and wellness of our employees is a priority in which we have always invested, and will continue to do so. These investments and the prioritization of employee health, safety, and wellness took on particular significance in 2020 in light of COVID-19. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This includes having the vast majority of our employees work from home, with a return to our facility for a very limited number of lab-based employees and those needed to support them. To protect and support our team members returning to our facility, we have implemented health and safety measures that included maximizing personal workspaces, changing shift schedules, providing personal protective equipment (“PPE”), and instituting mandatory screening before accessing buildings. We created a task force to monitor our efforts and the needs of our employees.

Compensation and Benefits

We recognize that we operate within an industry where there is significant competition for top talent, and we endeavor to provide not only a strong healthy culture, but also important compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs, include annual bonuses, stock awards, an Employee Stock Purchase Plan, 401(k), healthcare and insurance benefits, health savings (funded by the Company) and flexible spending accounts, family leave, family care resources, and flexible work schedules, among many others. As a response to the COVID-19 pandemic, we implemented payments to assist employees in paying for expenses incurred in working from home.

Ensuring fair and equitable pay is integral to our commitment to our employees. Our executive team and Board of Directors strongly support this commitment. We conduct pay equity reviews annually to help us understand whether our compensation structure is appropriate and to identify what improvements can be made.

CORPORATE INFORMATION

We were incorporated in Delaware on October 17, 2007, under the name Nteryx and changed our name to Ardelyx, Inc. in June 2008. We operate in one business segment, which is the research and development of biopharmaceutical products. Our principal offices are located at 34175 Ardenwood Blvd., Fremont, CA 94555 and 400 Fifth Avenue, Suite 210, Waltham, Massachusetts 02415. Our telephone number is (510) 745-1700 and our website address is www.ardelyx.com.

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.ardelyx.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

ITEM 1A.    RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as other information in this Annual Report on Form 10-K, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Summary of Principal Risks Related to Our Business

●	We are substantially dependent on the success of our lead product candidate, tenapanor, which may not receive regulatory approval for the control of serum phosphorus in CKD patients on dialysis or, if approved, may not be successfully commercialized for such indication.
●	Even if we are successful in obtaining regulatory approval for tenapanor for the control of serum phosphorus, and tenapanor is ultimately commercialized for any approved indications, tenapanor may never achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. Additionally, if the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor for the control of serum phosphorus.

●	Third-party payor coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for tenapanor, if approved, could limit our ability to market tenapanor for the control of serum phosphorus in CKD patients on dialysis and decrease our ability to generate revenue. For example, certain policies of the Biden administration with respect to drug pricing or reimbursement may impact our business and industry. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. If we are successful in obtaining regulatory approval to market tenapanor for the control of serum phosphorus in CKD patients on dialysis, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether and when tenapanor, along with other oral end-stage renal disease (“ESRD”) related drugs without an injectable or intravenous equivalent , are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur.
●	We have not fully established our sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to commercialize tenapanor or any of our other product candidates.
●	We rely completely on third parties to manufacture tenapanor and our other product candidates. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of tenapanor, if approved, and our development efforts for tenapanor, RDX013 and our other product candidates may be materially harmed.
●	We have a limited operating history, have incurred significant losses since our inception and will incur losses in the future, which makes it difficult for us to assess our future viability.
●	We have never generated any revenue from product sales and may never be profitable. Our ability to generate future revenue from product sales or pursuant to milestone payments is dependent upon many factors, including, but not limited to, obtaining regulatory approvals for tenapanor for the control of serum phosphorus, and establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate supply of product to support the market demand for tenapanor; and obtaining market acceptance of tenapanor as a viable treatment option for the indications for which it is approved and commercialized.
●	We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our pre-commercialization efforts for tenapanor and our other product development and platform development activities
●	We may not be successful in our efforts to develop RDX013 or expand our pipeline of product candidates, as a result of numerous factors, which may include the inability to access capital necessary to fund such efforts on acceptable terms.
●	We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources.

●	The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic may impact our business, manufacturing, preclinical development activities, preclinical studies and planned and ongoing clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing, quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Specifically, while our Phase 3 clinical development of tenapanor for the control of serum phosphorus in CKD patients on dialysis is complete, we have ongoing and planned clinical trials for tenapanor that may be delayed as a result of the restrictions placed on access to dialysis centers during the COVID-19 pandemic. Other potential impacts of the COVID-19 pandemic on our various clinical trials, including our ongoing Phase 2 clinical trial for RDX013, include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining Institutional Review Board approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.
●	Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
●	Our products or product candidates may cause undesirable side effects or have other properties that could delay our clinical trials, or delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval that is achieved. If we or others identify undesirable side effects caused by any product candidate following receipt of marketing approval, the ability for us or a collaboration partner to achieve or maintain market acceptance of the approved product could be materially affected and could result in the loss of significant revenue to us, which would materially and adversely affect our results of operations and business.
●	The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed. Even if we receive regulatory approval for a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Principal Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, tenapanor, which may not receive regulatory approval for the control of serum phosphorus or be successfully commercialized for hyperphosphatemia or IBS-C.

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate. The commercial success of tenapanor will depend on a number of factors, including the following:

●	whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval for the control of serum phosphorus;
●	the ability of the third-party manufacturers we contract with to provide an adequate (in amount and quality) supply of product to support the market demand for tenapanor for the treatment of IBS-C, and/or if approved, tenapanor for the control of serum phosphorus in adult CKD patients on dialysis, particularly in light of the effects of the COVID-19 pandemic;
●	whether or not the content of the label approved by the FDA or foreign regulatory authorities may materially and adversely impact our ability the ability of our collaboration partners to commercialize the product for the approved indication, or for any other indication;
●	whether we will be required to conduct clinical trials in addition to those anticipated to obtain adequate commercial pricing;
●	the prevalence and severity of adverse side effects of tenapanor;
●	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities;
●	our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;
●	achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;
●	acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community;
●	our ability, alone or with collaboration partners, to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications for tenapanor for the treatment of IBS-C, and, if approved, for the control of serum phosphorus in CKD patients on dialysis;
●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of tenapanor compared to alternative and competing treatments;
●	obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;
●	enforcing intellectual property rights in and to tenapanor;
●	avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and
●	a continued acceptable safety and tolerability profile of tenapanor following approval.
●	As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. Although tenapanor met the primary endpoints in all of the three Phase 3 clinical trials evaluating tenapanor for the control of serum phosphorus in CKD patients on dialysis, there can be no assurances that we will receive regulatory approval to market tenapanor for the control of serum phosphorus in CKD patients on dialysis. Further, it may not be possible or practicable to demonstrate, or if approved, to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. If the number of patients in the market for tenapanor or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor for the control of serum phosphorus, if approved, or for IBS-C if commercialized. There can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in obtaining approval for tenapanor for the control of serum phosphorus, or we are not successful in commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.

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

Market acceptance of tenapanor for IBS-C and, in the event that marketing approval is obtained, for the control of serum phosphorus, depends on a number of factors, including:

●	the efficacy demonstrated in our clinical trials;
●	with respect to tenapanor for the control of serum phosphorus, whether tenapanor, along with other oral only medications, are included in the bundled prospective payment system for the treatment of ESRD patients, and the time and manner in which such transition is achieved;
●	the prevalence and severity of any side effects and overall safety and tolerability profile of the product;
●	the clinical indications for which it is approved;
●	advantages over new or traditional or existing therapies, including recently approved therapies or therapies that the physician community anticipate will be approved;
●	acceptance by physicians, major operators of clinics and patients of tenapanor as a safe, effective and well-tolerated treatment;
●	relative convenience and ease of administration of tenapanor;
●	the potential and perceived advantages of tenapanor over current treatment options or alternative treatments, including future alternative treatments;
●	the cost of treatment in relation to alternative treatments and the willingness to pay for tenapanor, if approved, on the part of physicians and patients;
●	the availability of alternative products and their ability to meet market demand; and
●	the quality of our relationships with patient advocacy groups.
●	Any failure of tenapanor to achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success for any approved indications would adversely affect our results of operations.

We do not have a fully established sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to commercialize tenapanor or any of our other product candidates.

We currently plan to commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, on our own. In order to do so, we will need to complete the establishment of an appropriate sales organization with technical expertise, as well as supporting distribution capabilities. This will continue to be expensive and time consuming. As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to secure the capital necessary to fund such efforts on acceptable terms, hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team.

If we fail or are delayed in the development of our internal sales, marketing and distribution capabilities, we may need to delay the commercialization tenapanor for the control of serum phosphorus, if approved, or such commercialization could be adversely impacted.

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

There is increased uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without injectable or intravenous equivalents in the bundled payment was initially delayed until January 1, 2014 and through several subsequent legislative actions was delayed until January 1, 2025. As a result, absent further legislation or regulation on this matter, beginning in 2025, oral ESRD-related drugs without injectable or intravenous equivalents may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on tenapanor and our business should tenapanor be brought into the bundle in 2025, or at any time,  we may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production are higher than levels necessary for an appropriate gross margin after payment of all discounts, rebates and  chargebacks.

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

We rely completely on third parties to manufacture tenapanor and our other product candidates. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of tenapanor, if approved, and our development efforts for tenapanor, RDX013 and our other product candidates may be materially harmed.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture tenapanor or any of other our product candidates on a commercial scale, or to manufacture our drug supplies for use in the conduct of our nonclinical and clinical studies. The facilities used by our contract manufacturers to manufacture our drug supply are subject to inspection by the FDA. Our  ability to control the manufacturing process of our product candidates is limited to the contractual requirements and obligations we impose on our contract manufacturer. Although they are contractually required to so do, we are completely dependent on our contract manufacturing partners for compliance with the regulatory requirements, known as current Good Manufacturing Practice requirements (“cGMPs”), for manufacture of both active drug substances and finished drug products.

The manufacture of pharmaceutical products requires significant expertise and capital investment. Manufacturers of pharmaceutical products often encounter difficulties in commercial production. These problems may include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, and shortages of qualified personnel, as well as compliance with federal, state and foreign regulations and the challenges associated with complex supply chain management. Even if our contract manufacturers do not experience problems and commercial manufacturing is achieved, their maximum or available manufacturing capacities may be insufficient to meet commercial demand. Finding alternative manufacturers or adding additional manufacturers requires a significant amount of time and involves significant expense. New manufacturers would need to develop and implement the necessary production techniques and processes, which along with their facilities, would need to be inspected and approved by the regulatory authorities in each applicable territory. In addition, the raw materials necessary to make API for our products are acquired from a limited number of sources. Any delay or disruption in the availability of these raw materials could result in production disruptions, delays or higher costs with consequent adverse effects on us.

If our contract manufacturers fail to adhere to applicable GMP or other regulatory requirements, experience delays or disruptions in the availability of raw materials or experience manufacturing or distribution problems, we may suffer significant consequences, including the inability to meet our product requirements for our clinical development programs, and if tenapanor is approved for marketing for the control of serum phosphorus in CKD patients on dialysis, such events could result in product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. As a result, or if maximum or available manufacturing capacities are insufficient to meet demand, our development or our commercialization efforts for tenapanor for the control of serum phosphorus, if approved, may be materially harmed.

Risks Related to our Financial Condition and Capital Requirements

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant research, development and other expenses related to our ongoing operations. As of December 31, 2020, we had an accumulated deficit of $554.8 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor for the control of serum phosphorus in CKD patients on dialysis; as we commence commercialization of tenapanor for that indication, if approved; as we incur development costs for RDX013; and as we continue our discovery and research activities.

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

We received FDA approval for our New Drug Application (“NDA”) for tenapanor for the treatment of IBS-C in adults in September 2019. However, we have not commercialized tenapanor for IBS-C ourselves in the United States and have not entered into a collaboration partnership for such commercialization. We have no other products approved for sale and have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to obtain approval of the United States Food and Drug Administration (“FDA”) to commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis in the U.S. and the ability of our collaboration partners to obtain regulatory approval to market tenapanor in their respective territories. There can be no assurances that we will generate product revenue from sales of tenapanor, either on our own, or with a collaboration partner. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

●	obtaining regulatory approvals for tenapanor for the control of serum phosphorus in adult CKD patients on dialysis, either on our own or with one or more collaboration partners;
●	our ability to successfully commercialize tenapanor, which has been approved by the FDA for the treatment of IBS-C in adults, and/or tenapanor for the control of serum phosphorus in adult CKD patients on dialysis, if approved, either on our own or with one or more collaboration partners;
●	establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support the market demand for tenapanor for the treatment of IBS-C, and/or, if approved, tenapanor for the control of serum phosphorus in adult CKD patients on dialysis;
●	obtaining market acceptance of tenapanor as a viable treatment option for the indications for which it is approved and commercialized;
●	addressing any competing technological and market developments;
●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and

●	attracting, hiring, and retaining qualified personnel.

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, the accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See Note 12, Collaboration and Licensing Agreements, in the notes to our financial statements, included in Part II, Item 8, for details on our obligations to AstraZeneca. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis. If we are successful in obtaining regulatory approval to market tenapanor for the control of serum phosphorus in CKD patients on dialysis, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether and when tenapanor, along with other oral end-stage renal disease (“ESRD”) related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur. See “Third-party payor coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of patients suitable for tenapanor is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts for tenapanor for the control of serum phosphorus, if approved, and our other product development and platform development activities.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including, if approved, costs associated with the commercialization of tenapanor for the control of serum phosphorus in CKD patients on dialysis, research and development, conducting preclinical studies and clinical trials for our other programs, including RDX013, obtaining regulatory approvals, scaling our manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

●	the FDA’s actions and decisions with respect to the NDA submitted to the FDA on June 30, 2020 to request marketing authorization for tenapanor for the control of serum phosphorus in adult CKD patients on dialysis;
●	our ability to successfully commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved, either alone or with one or more collaboration partners;
●	the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved;

●	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
●	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities;
●	our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
●	the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates, including RDX013;
●	the time and cost necessary to respond to technological and market developments;
●	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
●	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank in May 2018, as amended in October 2020.

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

Additional Risks Related to Our Business and Industry

We may not be successful in our efforts to develop RDX013 or any other product candidates that are at an early stage of development, or expand our pipeline of product candidates, as a result of numerous factors, which may include the inability to access capital necessary to fund such efforts on acceptable terms.

A key element of our strategy has been focused on the expansion of our pipeline of product candidates utilizing our proprietary drug discovery and design platform and to advance such product candidates through clinical development. Our inability to access capital in a timely manner or on acceptable terms to fund our early stage product candidates may force us to consider certain restructuring activities to enable the funding of those early assets through the use of alternative structures. In addition, of the large number of drugs in development, only a small percentage of such drugs successfully complete the FDA regulatory approval process and are commercialized. Accordingly, even if we are able to continue to fund our research and early-stage development programs, there can be no assurance that any product candidates will reach the clinic or be successfully developed or commercialized.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical and clinical studies of our product candidates, including RDX013, may not be predictive of the results of later-stage clinical trials. An unexpected adverse event profile, or the results of drug-drug interaction studies, may present challenges for the future development and commercialization of a product candidate for a particular condition despite receipt of positive efficacy data in a clinical study. A number of companies in the pharmaceutical, biopharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials for similar indications that we are pursuing due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

Our ongoing RDX013 Phase 2 clinical trial or any of our other ongoing clinical trials may be impacted by the COVID-19 pandemic in a number of ways, including delays or difficulties in any planned clinical site initiation, difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.

Furthermore, we could encounter delays if our ongoing RDX013 Phase 2 clinical trial, or any other of our clinical trials are suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

In addition, identifying and qualifying patients to participate in our RDX013 Phase 2 clinical trial or any of our other clinical trials is critical to our success. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies because of concerns about adverse events observed with the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug, or our inclusion and exclusion criteria for our clinical trials may present challenges in identifying acceptable patients. As a result, the timeline for recruiting patients and conducting our RDX013 Phase 2 clinical trial or any of our other clinical trials may be delayed. These delays could result in increased costs, delays in advancing our development of our product candidates, or termination of the clinical studies altogether. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

Undesirable side effects caused by our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, vomiting, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes. Despite our receipt of marketing approval for tenapanor for IBS-C in adults and the completion of our Phase 3 clinical program for tenapanor for the control of serum phosphorus, in the event that future trials conducted by us with tenapanor, or trials we conduct with RDX013 or our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tenapanor, RDX013, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us to cease further development of a product candidate for a particular indication, or entirely. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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
●our reputation may suffer.

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

For example, tenapanor, if approved for the control of serum phosphorus in adult patients with CKD on dialysis, will compete with phosphate binders used for the same indication`. The various types of phosphate binders commercialized in the United States include the following:

●Calcium carbonate (many over-the-counter brands including Tums and Caltrate);
●Calcium acetate (several prescription brands including PhosLo and Phoslyra);
●Lanthanum carbonate (Fosrenol);

●Sevelamer hydrochloride (Renagel);
●Sevelamer carbonate (Renvela);
●Sucroferric oxyhydroxide (Velphoro); and
●Ferric citrate (Auryxia).

All of the phosphate binders listed above are available as generics in the U.S., with the exception of Velphoro and Auryxia. In addition to the currently available phosphate binders, we are aware of at least two other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., and PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics.

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

While we have continued to work to optimize our management composition, personnel and systems to support our current activities for future growth, these resources may not be adequate for this purpose. Our need to effectively execute our business strategy requires that we:

●	manage any commercialization activities in which we may engage effectively;
●	manage our clinical trials effectively;
●	manage our internal research and development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
●	continue to improve our operational, financial and management controls, reporting systems and procedures; and

●	retain and motivate our remaining employees and potentially identify, recruit, and integrate additional employees.

If we are unable to maintain or expand our managerial, operational, financial and other resources to the extent required to manage our development and commercialization activities, our business will be materially adversely affected.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●decreased demand for our product candidates;
●injury to our reputation;
●withdrawal of clinical trial participants;
●costs to defend the related litigation;
●a diversion of management’s time and our resources;
●substantial monetary awards to trial participants or patients;
●regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
●loss of revenue; and
●the inability to commercialize or co-promote our product candidates.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of any products we develop. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

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

We have developed a proprietary drug discovery and design platform integrating our proprietary chemistry capabilities and our APECCs stem cell platform to enable the identification, screening, testing, design and development of new product candidates, and have developed APECCS as a component of this of this platform. We have utilized APECCS in the design of our small molecules and to identify new and potentially novel targets in the GI tract. However, there can be no assurance that APECCS will be able to identify new targets in the GI tract or that any of these potential targets or other aspects of our proprietary drug discovery and design platform will yield product candidates that could enter clinical development and, ultimately, be commercially valuable. In addition, as we focus our efforts on the discovery and design of therapies for the treatment of cardiorenal diseases, we may need to further develop our proprietary drug discovery and design platform to enhance its usefulness in the identification, screening, testing, design and development of new product candidates for the treatment of cardiorenal diseases. There can be no assurances that we will be successful in such additional development of our platform or that our platform will yield product candidates for the treatment of renal diseases.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act (CCPA) on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the European Union General Data Protection Regulation (GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Relatedly, following the United Kingdom’s withdrawal from the European Economic Area and the European Union, and the expiry of the transition period, companies have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which may expose us to further compliance risk.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, CROs, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs, and/or of our efforts to commercialize tenapanor for the control of serum phosphorus in CKD patients on dialysis, if approved. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA. Moreover, if a computer security breach affects our systems or those of our collaborators, CROs or other contractors, or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”) failing to take appropriate steps to keep consumers’ personnel information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade CommissionFTC Act (the “FTCA”) 15 U.S. C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. We may also be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. For example, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”)theCCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

We have previously identified a material weakness in our internal control over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us and could have a material adverse effect on the price of our common stock.

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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin Co. , Ltd. (“KKC”) for certain research programs and for commercialization of tenapanor for hyperphosphatemia in Japan; with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; and in Canada with Knight Therapeutics, Inc. (“Knight”) for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

While the COVID-19 pandemic did not materially adversely affect our business operations in the year ended December 31, 2020, economic and health conditions in the United States and across most of the globe remain uncertain and continue to evolve. While at this point, the extent to which the coronavirus outbreak may impact our results is uncertain, it could result in delays in the manufacture of tenapanor, or in the delivery of key intermediates or raw materials required to manufacture tenapanor or delays in clinical development activities by us, or our collaboration partners. It could also materially and negatively impact our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including our ability to educate physicians and patients about the benefits, administration and use of tenapanor.

●	As a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
●	While our Phase 3 clinical development of tenapanor for the control of serum phosphorus in CKD patients on dialysis is complete, we have ongoing and planned clinical trials for tenapanor and an ongoing Phase 2 clinical trial for RDX013, any of which may be delayed as a result the COVID-19 outbreak. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining Institutional Review Board approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.
●	We have limited the use of our offices to essential employees and requested that most of our personnel, including all of our administrative employees, work remotely. We have restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in our research laboratories. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.
●	Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and important agencies and contractors.

●	The FDA and comparable foreign regulatory agencies may experience operational interruptions or delays, which may impact timelines for regulatory submission, trial initiation and regulatory approval.

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

We may consider strategic transactions, such as acquisitions of companies, asset purchases, and/or in-licensing of products, product candidates or technologies. In addition, if we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor and/or the development of RDX013 or certain of our other product candidates through the use of alternative structures. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, spin outs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

We have dual headquarters and one of our facilities is located in the San Francisco Bay Area, which in the past has experienced severe earthquakes. We do not carry earthquake insurance. Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our California facility, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any of our collaboration partners is permitted to market any drug product in the United States until we receive marketing approval from the FDA. Obtaining regulatory approval of a NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:

●warning or untitled letters;
●civil and criminal penalties;
●injunctions;
●withdrawal of regulatory approval of products;
●product seizure or detention;
●product recalls;
●total or partial suspension of production; and
●refusal to approve pending NDAs or supplements to approved NDAs.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 President election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA's ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these Executive Orders will be implemented, or whether they will be rescinded or replaced under a Biden Administration. The policies and priorities of an incoming administration are unknown, and could materially impact the regulatory framework governing our products.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. If tenapanor or our other product candidates receive marketing approval, we and our collaboration partners, if any, will be restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. We are implementing compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

Tenapanor, which has been approved by the FDA for the treatment of IBS-C in adults, and/or RDX013, and our other product candidates, if approved, may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

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

Although we do not currently have any products on the market, once we begin commercializing our products, we and our collaboration partners may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate as a commercial organization include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;
●	the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
●	the federal physician sunshine requirements under the ACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, certain other healthcare providers beginning in 2022, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers;
●	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources;
●	state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or pricing information and marketing expenditures; and
●	European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

●additional clinical trials to be conducted prior to obtaining approval;
●changes to manufacturing methods;
●recall, replacement, or discontinuance of one or more of our products; and
●additional record keeping.

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition and results of operations.

In addition, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model. In the United States, the ACA was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 included a provision repealing, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal, or replace the ACA will impact the ACA or our business. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These new laws, among other things, included aggregate reductions of Medicare payments of 2% per fiscal year to providers that will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

●	announcements of regulatory decisions regarding our NDA seeking marketing approval for tenapanor for the control of serum phosphorus in CKD patients on dialysis;
●	results of regulatory inspections of our facilities or those of our contract manufacturing organizations, or specific label restrictions or patient populations for tenapanor’s use, or changes or delays in the regulatory review process;
●	announcements regarding whether tenapanor, alone or with other oral only medications, will be included in the bundled prospective payment system for the treatment of ESRD patients, and the time and manner in which such transition is achieved;
●	results from, or any delays in, our RDX013 Phase 2 clinical trial;
●	announcements relating to our current or future collaboration partnerships;

●	announcements of therapeutic innovations or new products by us or our competitors;
●	adverse actions taken by regulatory agencies with respect to our product label, our clinical trials, manufacturing supply chain or sales and marketing activities;
●	changes or developments in laws or regulations applicable to our approved products or our product candidates;
●	the success of our testing and clinical trials;
●	failure to meet any of our projected timelines or goals with regard to the clinical development and commercialization of any of our product candidates;
●	the success of our efforts to acquire or license or discover additional product candidates;
●	any intellectual property infringement actions in which we may become involved;
●	the success of our efforts to obtain adequate intellectual property protection for our product candidates;
●	announcements concerning our competitors or the pharmaceutical industry in general;
●	achievement of expected product sales and profitability;
●	manufacture, supply or distribution shortages;
●	actual or anticipated fluctuations in our operating results;
●	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
●	changes in financial estimates or recommendations by securities analysts;
●	trading volume of our common stock;
●	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
●	sales of debt securities and sales or licensing of assets;
●	general economic and market conditions and overall fluctuations in the United States equity markets; and
●	the loss of any of our key scientific or management personnel.

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

Based on the number of shares outstanding as of December 31, 2020, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 43.1% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2020, we had approximately 93.6 million shares of common stock outstanding. Of those shares, approximately 37.8 million were held by current directors, executive officers and stockholders owning 5% or more of our outstanding common stock.

As of December 31, 2020, 0.2 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 9.8 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

We are exposed to risks associated with reduced profitability and the potential financial instability of our collaboration partners or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to reduce their support of our programs or financing activities. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. In addition, volatility in the financial markets could cause significant fluctuations in the interest rate and currency markets. We currently do not hedge for these risks. The foregoing events, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in widespread and prolonged unemployment, either regionally or on a national basis, or if certain provisions of the Patient Protection and ACA, as amended by the Health Care and Education Reconciliation Act, collectively known as the ACA, are repealed, a substantial number of people may become uninsured or underinsured. To the extent economic challenges result in fewer individuals pursuing or being able to afford our product candidates once commercialized, our business, results of operations, financial condition and cash flows could be adversely affected.

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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is currently co-located in Fremont, California and Waltham, Massachusetts. The Fremont headquarters consists of 72,500 square feet of leased office and laboratory space under a lease that expires in September 2021. During December 2020, we entered into a new lease agreement that currently expires in June 2026 for 12,864 square feet of office space in Waltham, Massachusetts which will serve as our east coast headquarters. In addition, we lease 3,520 square feet of additional office space at a different location in Waltham, Massachusetts, under a lease that currently expires in September 2021, as well as 4,768 square feet of office space in Milwaukee, Wisconsin, under a lease that expires in February 2026. We have not renewed the lease at our current Fremont headquarters location and expect to enter into a new facility lease in Fremont, California during the first quarter of 2021.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe that as of December 31, 2020, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of December 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

On June 19, 2014, our common stock commenced trading on The Nasdaq Global Market under the symbol “ARDX”. Prior to that date, there was no public trading market for our common stock. As of December 31, 2020, there were 33 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data,” and the information contained in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	Year Ended December 31,
Statement of Operations Data:	2020	2019	2018	2017	2016

	(in thousands, except share and per share amounts)
Revenues:
Collaborative development revenue	$5,364	$459	$—	$42,000	$—
Product supply revenue	1,501	322	287	—	—
Licensing revenue	706	4,500	2,320	—	—
Total revenues	7,571	5,281	2,607	42,000	—
Operating expenses:
Cost of revenue	145	600	466	8,400	—
Research and development	65,053	71,677	69,373	75,484	94,161
General and administrative	33,153	24,267	23,715	23,231	18,734
Total operating expenses	98,351	96,544	93,554	107,115	112,895
Loss from operations	(90,780)	(91,263)	(90,947)	(65,115)	(112,895)
Interest expense	(5,099)	(5,726)	(3,534)	—	—
Other income, net	1,568	2,352	3,187	1,955	508
Loss before provision for income taxes	(94,311)	(94,637)	(91,294)	(63,160)	(112,387)
Provision for income taxes	2	303	4	1,179	—
Net loss	$(94,313)	$(94,940)	$(91,298)	$(64,339)	$(112,387)
Net loss per common share, basic and diluted	$(1.05)	$(1.47)	$(1.62)	$(1.36)	$(2.80)
Shares used in computing net loss per share - basic and diluted	89,582,138	64,478,066	56,219,919	47,435,331	40,118,522

	As of December 31,
Balance Sheet Data:	2020	2019	2018	2017	2016

	(in thousands)
Cash and investments	$188,598	$247,512	$168,089	$133,976	$200,823
Total assets	201,562	259,782	183,332	157,903	213,131
Loan payable, current and non-current	50,788	50,014	49,209	—	—
Accumulated deficit	(554,765)	(460,452)	(365,512)	(278,214)	(213,875)
Total stockholders' equity	126,112	186,655	115,813	139,312	193,151

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the section of this report entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors. ” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx”, “Company”, “we”, “us”, and “our” refer to Ardelyx, Inc.

OVERVIEW

We are a specialized biopharmaceutical company focused on developing first-in-class medicines to improve treatment for people with kidney and cardiorenal diseases. This includes patients with chronic kidney disease (“CKD”) on dialysis suffering from elevated serum phosphorus, or hyperphosphatemia; and CKD patients and/or heart failure patients with elevated serum potassium, or hyperkalemia. Our lead product candidate, tenapanor, is a first-in-class medicine for which we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in June 2020 for the control of serum phosphorus in adult patients with CKD on dialysis. In September 2020 the FDA accepted the filing of our NDA and set a Prescription Drug User Fee Act (“PDUFA”) date of April 29, 2021. Tenapanor has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3, or NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption.

OUR PRODUCT PIPELINE

Tenapanor: A New Approach for The Control of Serum Phosphorus in CKD Patients on Dialysis

Our portfolio is led by the development of tenapanor, a first-in-class medicine for the control of serum phosphorus in adult patients with CKD on dialysis. Tenapanor for the control of serum phosphorus has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3 (“NHE3”). This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. In September 2020 we announced that the FDA accepted the filing of our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The acceptance of our NDA represents the next critical step toward bringing to market a completely new approach to the management of hyperphosphatemia. The FDA has set a PDUFA date of April 29, 2021. We continue to advance our commercial preparations for the launch of tenapanor. The NDA is supported by three successful Phase 3 trials involving over 1,000 patients that evaluated the use of tenapanor for the control of serum phosphorus in CKD patients on dialysis, with two trials evaluating tenapanor as monotherapy and one trial evaluating tenapanor as part of a dual mechanism approach with binders.

We have established agreements with Kyowa Kirin Co., Ltd. (“KKC”) in Japan, Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) in China and Knight Therapeutics, Inc. (“Knight“) in Canada for the development and commercialization of tenapanor for certain indications in their respective territories.

In December 2019, we reported statistically significant topline efficacy results from our second monotherapy Phase 3 clinical trial, the PHREEDOM trial, which evaluated tenapanor for the control of serum phosphorus in CKD patients on dialysis. The PHREEDOM trial followed a successful monotherapy Phase 3 clinical trial completed in 2017, the BLOCK trial, which achieved statistical significance for the primary endpoint. The only adverse event reported in these Phase 3 trials in less than 5% of patients was diarrhea, with an incidence rate of 52% in the PHREEDOM trial and 39% in the BLOCK trial, with most incidences in each trial being mild to moderate in nature. PHREEDOM is a one-year study with a 26-week open-label treatment period and a 12-week double-blind, placebo-controlled randomized withdrawal period followed by a 14-week open-label safety extension period. An active safety control group, for safety analysis only, received sevelamer, open-label, for the entire 52-week study period. Patients completing the PHREEDOM trial from both the tenapanor arm and the sevelamer active safety control arm had the option to participate in NORMALIZE, an ongoing open-label 18-month extension study.

In June 2020, we announced positive results from a planned interim data analysis from our ongoing NORMALIZE extension study evaluating tenapanor, as monotherapy or in combination with sevelamer, to achieve serum phosphorus levels in the normal range (2.5 – 4.5 mg/dL) in patients with CKD on dialysis. The NORMALIZE extension study allowed patients from our PHREEDOM study to continue therapy with tenapanor and enabled those patients in the PHREEDOM safety control arm receiving sevelamer carbonate to transition to tenapanor. The data from the planned interim analysis demonstrated that the foundational use of tenapanor as monotherapy or in combination with sevelamer carbonate produces a significant phosphorus-lowering effect with a mean serum phosphorous reduction of 2. 33 mg/dL, from a mean baseline phosphorus of 7. 27 mg/dL at the beginning of the PHREEDOM trial to a mean of 4. 94 mg/dL at the time of this analysis. Of the 171 patients in this interim analysis who completed up to 9 months of treatment in this extension study, up to 47. 4% achieved a normal serum phosphorus level, and of those, the majority were on tenapanor alone or tenapanor with low dose sevelamer of three or fewer sevelamer tablets per day. These data represent a 58% improvement in the rate of patients who achieve a normal serum phosphorus level, as compared to current treatment practice data as reported in the April 2020 Dialysis Outcomes Practice Patterns Study (“DOPPS”) Practice Monitor. The DOPPS data demonstrate that, with currently available treatments, only 30% of patients have serum phosphorous levels less than 4.6 mg/dL. The only adverse event reported in greater than 5% of patients in NORMALIZE was diarrhea, with an incidence rate of 23.3%.

In September 2019, we reported positive results from the AMPLIFY trial, a Phase 3 study evaluating tenapanor in patients with CKD on dialysis who had uncontrolled hyperphosphatemia despite phosphate binder treatment. In this trial, approximately twice the number of patients achieved the serum phosphorus treatment goal of less than 5.5 mg/dL with tenapanor and phosphate binders versus phosphate binders alone. The only adverse event with a placebo-adjusted rate greater than 3% was diarrhea, with an incidence rate of 43%, with most being mild to moderate in nature.

In June 2020, our partner Kyowa Kirin Co., Ltd., a Japan-based global specialty pharmaceutical company exclusively developing tenapanor in Japan, presented results from a Phase 2 trial of tenapanor at the European Renal Association-European Dialysis and Transplant Association annual meeting (“ERA-EDTA 2020”). The trial was designed to evaluate if, with tenapanor, patients with hyperphosphatemia undergoing hemodialysis could achieve at least a 30% decrease in mean pill burden while maintaining their serum phosphorus level. The study results were statistically significant, with 71.6% (p<0.001) of patients achieving at least a 30% reduction in mean pill burden. The overall mean reduction in phosphate binder usage was 80% (reduction from 14.7 to 3.0 pills per day), while maintaining serum phosphorus control. The mean phosphorus level of patients entering the study on treatment with binders was 5.2 mg/dL at baseline and 4.7 mg/dL at the end of the 26-week study.

Tenapanor, if approved, would be the first therapy for phosphate management that blocks phosphorus absorption at the primary pathway of uptake. It is not a phosphate binder. Tenapanor is a novel, potent, small molecule, that has been shown in phase 3 studies to treat hyperphosphatemia as monotherapy and as a dual mechanism approach.

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

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales. As of December 31, 2020, we had an accumulated deficit of $554.8 million.

We expect to continue to incur substantial operating losses for the foreseeable future as a result of costs associated with the following activities: our continued development of tenapanor for the control of serum phosphorus in CKD patients on dialysis; our preparations for, and if approved, the commercialization of tenapanor in the United States for the control of serum phosphorus in CKD patients on dialysis, including significantly increased personnel costs associated with our commercial team; the performance of certain activities required as a result of our NDA approval of tenapanor for IBS-C; the continued development of RDX013 and the advancement of our research programs into the preclinical stage. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, as well as funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.

RDX020 Program:  Small molecule for Treating Metabolic Acidosis

We have an ongoing discovery program targeting the inhibition of bicarbonate exchange inhibitor for the treatment of metabolic acidosis, a highly prevalent comorbidity in CKD patients that is strongly correlated with disease progression and adverse outcomes. We have identified lead compounds that are potent, selective and proprietary inhibitors of bicarbonate secretion.

FINANCIAL OPERATIONS OVERVIEW

Revenue

Our revenue to date has been generated primarily through license, research and development collaborative agreements with various collaboration partners. We have not generated any revenue from commercial product sales. In the future, we may generate revenue from a combination of our own product sales, if regulatory approval is received, and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: whether we receive regulatory approval for tenapanor for the control of serum phosphorus in CDK patients on dialysis, and if such approval is received, the timing of such approval and the extent to which we are successful in our efforts to commercialize tenapanor for such indication; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our or our collaborators’ achievement of preclinical, clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; and the extent to which any of our product candidates are approved and successfully commercialized by a collaboration partner. If we, our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor, our ability to generate future revenue from our product sales or from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods. See Note 2, Summary of Significant Accounting Policies, in the notes to our financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K, for further details.

Cost of Revenue

Cost of revenue currently represents payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners to which we provide rights to develop and commercialize tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we recognized an aggregate of $10.6 million as cost of revenue under the AZ Termination Agreement since 2017. See details in Note 12, Collaboration and Licensing Agreements, under AstraZeneca, in the notes to our financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K.

Research and Development

We recognize all research and development expenses as they are incurred to support the discovery, research, development and manufacturing of our product candidates. Research and development expenses include, but are not limited to, the following:

●	external research and development expenses incurred under agreements with consultants, third-party contract research organizations (“CROs”) and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;
●	expenses associated with supplies and materials consumed in connection with our research operations;
●	expenses associated with producing tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis prior to FDA approval;
●	other costs associated with research, clinical development and regulatory activities; and
●	employee-related expenses, which include salaries, bonuses, benefits, travel and stock-based compensation;
●	facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense, information technology expense and other supplies.

We expect to continue to make substantial investments in research and development activities as we further progress the development of tenapanor, RDX013 and our other product candidates as we advance our research programs into the preclinical stage and as we continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We may not succeed in achieving marketing approval for our product candidates, including tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, the regulatory process, market acceptance, sufficient third-party coverage or reimbursement, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability.

We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, ongoing assessment as to each product candidate’s commercial potential, and our ability to access capital on acceptable terms. We will need to raise additional capital to complete the development and commercialization of tenapanor. If we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor, the development of RDX013 or certain of our product candidates through the use of alternative structures.

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, for certain of our executives, our board members, and our finance, legal, business development, market development, commercial and support staff. Other general and administrative expenses include facility related costs and professional fees for legal, accounting and audit, investor relations, other consulting services and allocated facility related costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase in the future primarily because of increased pre-commercial and commercial activities, personnel costs and professional fees for services to support the potential launch and commercialization of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis.

Interest Expense

Interest expense represents the interest paid on our loan payable.

Other Income, net

Other income, net consists of interest income earned on our cash and cash equivalents and held-to-maturity investments, the periodic revaluation of the exit fee related to our loan and currency exchange gains and losses.

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

Manufacturing supply services: Arrangements that include a promise for the future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the customer exercises these options, any payments are recorded in product supply revenues when the customer obtains control of the goods, which is upon delivery.

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

Options: Customer options, such as options granted to allow a licensee to choose to research, develop and commercialize licensed compounds are evaluated at contract inception in order to determine whether those options provide a material right (i. e. , an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the standalone selling price, and revenue is recognized when or as the future goods or services are transferred or when the option expires. Customer options that are not material rights do not give rise to a separate performance obligation, and as such, the additional consideration that would result from a customer exercising an option in the future is not included in the transaction price for the current contract. Instead, the option is deemed a marketing offer, and additional option fee payments are recognized or being recognized as revenue when the licensee exercises the option. The exercise of an option that does not represent a material right is treated as a separate contract for accounting purposes.

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

●	CROs in connection with clinical studies;
●	investigative sites in connection with clinical studies;
●	vendors related to contract manufacturing, development and distribution of clinical supplies;
●	collaborator entities in connection with our collaboration agreements; and
●	vendors in connection with preclinical development activities.

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

Stock-Based Compensation

We estimate the fair value of stock options and Employee Stock Purchase Plan (“the ESPP”) shares using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

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

Risk-Free Interest Rate—The risk-free interest rate assumption is based on zero-coupon U.S. Treasury instruments on the date of grant with a maturity date consistent with the expected term of our stock option grants.

Expected Dividend— To date, we have not declared or paid any cash dividends and do not have any plans to do so in the future. Therefore, we use an expected dividend yield of zero.

As required, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. Employee and director stock-

based compensation costs are to be recognized over the vesting period of the award, and we have elected to use the straight-line attribution method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

Below is a summary of our total revenue (dollars in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Collaborative development revenue	$5,364	$459	$4,905	1,068.6%
Product supply revenue	1,501	322	1,179	366.1%
Licensing revenue	706	4,500	(3,794)	(84.3)%
Total revenues	$7,571	$5,281	$2,290	43.4%

The increase in our revenue was primarily attributable to $4.9 million higher collaborative development revenue recognized in connection with the 2019 KKC Agreement, which was entered into in November 2019, a $0.7 million licensing revenue recognized upon Knight’s achievement of a development milestone pursuant to the Knight Agreement and a $1.4 million increase in manufacturing supply of tenapanor and other materials sold to KKC in accordance with the 2017 KKC Agreement, partially offset by $3.0 million revenue related to achievement of a milestone pursuant to the Fosun agreement during the year ended December 31, 2019.

Operating Expenses

Below is a summary of our operating expenses (dollars in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Cost of revenue	$145	$600	$(455)	(75.8)%
Research and development	65,053	71,677	(6,624)	(9.2)%
General administrative	33,153	24,267	8,886	36.6%
Total	$98,351	$96,544	$1,807	1.9%

Cost of Revenue

Cost of revenue was $0.1 million for the year ended December 31, 2020, a decrease of $0.5 million, or 75.8%, compared to $0.6 million for the year ended December 31, 2019. Cost of revenue in both periods is the portion of tenapanor-related upfront and milestone payment from our collaboration partners that we are required to make to AstraZeneca under the AstraZeneca Termination Agreement.

Research and Development

Below is a summary of our research and development expenses (dollars in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
External R&D expenses	$37,624	$45,989	$(8,365)	(18.2)%
Employee-related expenses	20,911	19,466	1,445	7.4%
Facilities, equipment and depreciation expense	5,738	5,934	(196)	(3.3)%
Other	780	288	492	170.8%
Total	$65,053	$71,677	$(6,624)	(9.2)%

The decrease in our external R&D expenses for the year ended December 31, 2020 primarily includes a $9.7 million decrease in our tenapanor-related expenses, partially offset by $3.0 million of higher expenses attributable to KKC Research Agreement-related research and general R&D expenses. Of the overall tenapanor-related decrease, approximately $11.0 million relates to lower clinical study costs due to the winding down of expenses associated with our Phase 3 program for tenapanor for the control of hyperphosphatemia, offset by an out-of-period adjustment recorded during 2019 that reduced clinical trial expenses by $3.6 million related to our tenapanor clinical trials for the nine months ended September 30, 2019; and approximately $2.9 million relates to lower manufacturing expenses due to reduced validation related expenses for tenapanor in 2020 as compared to 2019; offset by an increase of $3.1 million related to regulatory expenses that includes $2.9 million paid to the FDA for the filing of a NDA for tenapanor for the control of serum phosphorus in CKD patients on dialysis in June  2020.

General and Administrative

The increase in general and administrative expenses for the year ended December 31, 2020 was primarily due to an increase in costs associated with building and staffing our commercial infrastructure and teams as we prepare for the anticipated U.S. launch of tenapanor for the control of serum phosphorus in CKD patients on dialysis. The increase consisted of headcount and related personnel costs and an increase in external spending for disease awareness initiatives, commercial infrastructure and strategy.

Other Income (Expense), net

Below is a summary of our other income (expense), net (dollars in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Interest expense	$(5,099)	$(5,726)	$627	(11.0)%
Other income, net	1,568	2,352	(784)	(33.3)%
Total	$(3,531)	$(3,374)	$(157)	4.7%

The decrease in interest expense for the year ended December 31, 2020 was primarily due to lower interest rates on our variable-rate term loan.

The decrease in other income, net for the year ended December 31, 2020  was primarily due to a decrease in investment income, a lower exit fee revaluation adjustment related to our loan agreement and a decrease in currency exchange losses.

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

Below is a summary of our operating expenses (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Collaborative development revenue	$459	$—	$459	n/m
Product supply revenue	322	287	35	12.2%
Licensing revenue	4,500	2,320	2,180	94.0%
Total revenues	$5,281	$2,607	$2,674	102.6%

Total revenues for the year ended December 31, 2019 were $5.3 million, which represents an increase of $2.7 million, or 102.6%, as compared to total revenues of $2.6 million for the year ended December 31, 2018. The licensing revenue of $4.5 million is attributable to the achievement of a milestone, which amounted to $3.0 million, pursuant to our exclusive license agreement with Fosun Pharma, entered into in December 2017 for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and IBS-C, and the full recognition of the $1.5 million license fee related to the XuanZhu Agreement, as discussed in Note 12, Collaboration and Licensing Agreements, to our financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

The increase in collaborative development revenue is attributed to revenue recognized during the fourth quarter of 2019 related to the 2019 KKC Agreement. We expect to recognize the remaining $9.5 million of the initial transaction price over the research and development period of the program, which we currently expect to extend through the end of 2021. We will revisit our current estimates and timing of performance at the end of each future reporting period and adjust as necessary.

Product supply revenue of $0.3 million relates to the manufacturing supply of tenapanor and other materials sold to KKC in connection with that collaboration partner’s product development and clinical trials in Japan.

Operating Expenses

Below is a summary of our operating expenses (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Cost of revenue	$600	$466	$134	28.8%
Research and development	71,677	69,373	2,304	3.3%
General administrative	24,267	23,715	552	2.3%
Total	$96,544	$93,554	$2,990	3.2%

Cost of Revenue

Cost of revenue was $0.6 million for the year ended December 31, 2019, an increase of $0.1 million, or 28.8%, compared to $0.5 million for the year ended December 31, 2018. Cost of revenue in both periods is the portion of tenapanor-related up front and milestone payment from our collaboration partners that we are required to make to AstraZeneca under the AstraZeneca Termination Agreement.

Research and Development

Below is a summary of our research and development expenses (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
External R&D expenses	$45,989	$47,060	$(1,071)	(2.3)%
Employee-related expenses	19,466	16,666	2,800	16.8%
Facilities, equipment and depreciation expenses	5,934	5,360	574	10.7%
Other expenses	288	287	1	0.3%
Total	$71,677	$69,373	$2,304	3.3%

Research and development expenses were $71.7 million for the year ended December 31, 2019, an increase of $2.3 million, or 3.3%, compared to $69.4 million for the year ended December 31, 2018. The increase consisted of a $3.7 million increase to advance our internal pipeline programs and a $1.4 million decrease in our collaboration program costs.

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

General and Administrative

General and administrative expenses were $24.3 million for the year ended December 31, 2019, an increase of $0.6 million, or 2.3%, compared to $23.7 million for the year ended December 31, 2018. The increase was primarily due to an increase in personnel costs, stock-based compensation expense, audit expenses and recruiting expenses, partially offset by a decrease in other professional services.

Other Income (Expense), net

Below is a summary of our other income (expense), net (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Interest expense	$(5,726)	$(3,534)	$(2,192)	62.0%
Other income, net	2,352	3,187	(835)	(26.2)%
Total	$(3,374)	$(347)	$(3,027)	872.3%

Interest expense, net was $5.7 million for the year ended December 31, 2019, an increase of $2.2 million, or 62.0%, compared to $3.5 million for the year ended December 31, 2018. The increase in interest expense in 2019 compared to 2018 was because the interest expense during 2018 represents only part of the year related to the loan agreement entered in May 2018, as compared with a full year of interest expense in 2019.

Other income, net, was $2.4 million for the year ended December 31, 2019, which represents a decrease of $0.8 million, or 26.2%, compared to $3.2 million for the year ended December 31, 2018. The decrease was primarily due to a decrease in treasury-related income and revaluation adjustments related to our loan agreement.

LIQUIDITY AND CAPITAL RESOURCES

Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$91,032	$181,133
Marketable securities - current	95,452	66,379
Marketable securities - non-current	2,114	—
Total liquid funds	$188,598	$247,512

As of December 31, 2020, we had cash, cash equivalents and marketable securities totaling $188.6 million compared to $247.5 million as of December 31, 2019.

In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020, containing (i) a base prospectus for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC, deemed to be “at the market offerings.” As of December 31, 2020, we have received net proceeds of $21.2 million through the sale of approximately 3.3 million shares pursuant to this sales agreement.

On December 9, 2019, we completed an underwritten public offering of 20.0 million shares of common stock at a price of $6.25 per share before underwriting discounts and commissions (“the 2019 Offering”). In connection with the 2019 Offering, we entered into an underwriting agreement (“the 2019 Underwriting Agreement”) with Citigroup Global Markets Inc., Cowen and Company LLC, SVB Leerink LLC and Piper Jaffray & Co., collectively “the 2019 Underwriters”) pursuant to which we granted to the 2019 Underwriters a 30-day option to purchase up to an additional 3.0 million shares of our common stock (“the 2019 Overallotment”). We completed the sale of 23.0 million shares, inclusive of the 2019 Overallotment, and that sale resulted in our receipt of aggregate gross proceeds of approximately $143.8 million, less underwriting discounts, commissions and offering expenses totaling approximately $8.9 million, which resulted in net proceeds of approximately $134.9 million.

On November 22, 2019, we and KKC entered into a stock purchase agreement, pursuant to which we sold an aggregate of 2.9 million shares of our common stock at $6.96 per share for aggregate net proceeds of approximately $20.0 million, or the Private Placement. The Private Placement closed on November 25, 2019.

On May 25, 2018, we completed an underwritten public offering of 12.5 million shares of common stock at a price of $4.00 per share before underwriting discounts and commissions (“the 2018 Offering”). In connection with the 2018 Offering, we entered into an underwriting agreement (“the 2018 Underwriting Agreement”) with Jefferies LLC and SVB Leerink (formerly known as Leerink Partners LLC), or together the 2018 Underwriters, pursuant to which we granted to the 2018 Underwriters a 30-day option to purchase up to an additional 1.9 million shares of our common stock (“the 2018 Overallotment”). We completed the sale of 14.4 million, inclusive of the 2018 Overallotment, to the 2018 Underwriters. That sale resulted in our receipt of aggregate gross proceeds of approximately $57.5 million, less underwriting discounts, commissions and offering expenses totaling approximately $3.7 million, which resulted in net proceeds of approximately $53.8 million.

On May 16, 2018, we entered into a loan and security agreement (“the Loan Agreement”) with Solar Capital Ltd. and Western Alliance Bank (“the Lenders”). The Loan Agreement provides for a $50.0 million term loan facility with a maturity date of November 1, 2022. The full amount of the loan was funded on May 16, 2018. We received net proceeds from the loan of $49.3 million, after deducting the closing fee, legal expenses and issuance cost. On October 9, 2020, we and the Lenders entered into an amendment to the Loan Agreement, as defined and discussed in Note 6, Borrowings, to extend the date through which we are permitted to make interest-only payments on the Term Loan from December 1, 2020 to December 1, 2021. See Note 6, Borrowings, in the notes to our financial statements, included in Part II, Item 8, for details on our Loan Agreement.

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

We believe that our existing capital resources as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. There are numerous risks and uncertainties associated with research, development and commercialization initiatives, and actual results could vary materially as a result of a number of factors, many of which are outside of our control. Our future capital requirements are difficult to forecast and will depend on many factors, including:

●	the FDA’s actions and decisions with respect to the NDA submitted to the FDA on June 30, 2020 to request marketing authorization for tenapanor for the control of serum phosphorus in adult CKD patients on dialysis;
●	our ability to successfully commercialize tenapanor in the U.S. for the control of serum phosphorus in CKD patients on dialysis, if approved;
●	the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved;
●	the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
●	the selling and marketing costs associated with tenapanor, including the cost and timing of building our sales and marketing capabilities;
●	our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
●	the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
●	the cash requirements of any future acquisitions or discovery of product candidates;
●	the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates, including RDX013;
●	the time and cost necessary to respond to technological and market developments;
●	the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
●	the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank in May 2018, as amended on October 9, 2020.

CASH FLOW ACTIVITIES

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash used in operating activities	$(81,435)	$(76,484)	$(70,274)
Cash (used in) provided by investing activities	(31,442)	23,373	(29,894)
Cash provided by financing activities	22,776	155,476	103,553
Net (decrease) increase in cash and cash equivalents	$(90,101)	$102,365	$3,385

Cash Flows from Operating Activities

2020 compared to 2019

Net cash used in operating activities during the year ended December 31, 2020 was $81.4 million, as compared to $76.5 million for the year ended December 31, 2019. The most significant factors that contributed to the $5.0 million increase in net cash used in operating activities for the year ended December 31, 2020, as compared to 2019 was primarily a $6.2 million decrease to changes in operating assets and liabilities, primarily driven by cash received in 2019 and reported as deferred revenue for the KKC Research Agreement that was recognized as revenue in 2020, offset by a $0.6 million increase in non-cash charges and $0.6 million decrease to the net loss.

2019 compared to 2018

Net cash used in operating activities during the year ended December 31, 2019, was $76.5 million, as compared to $70.3 million of net cash used in operating activities during the year ended December 31, 2018. The $6.2 million increase in net cash used in operating activities is predominantly attributable toa $1.9 million decrease in payments made to AstraZeneca during 2019 in connection with the AZ Termination Agreement, as compared to payments made in 2018; a $0.4 million increase in cash R&D expenses (excluding working capital-related fluctuations) in 2019, as compared to 2018;

●	a $0.4 million decrease in cash G&A expenses (excluding working capital-related fluctuations) in 2019, as compared to 2018;
●	a $2.1 million increase in net cash interest payments in 2019, as compared to 2018;
●	a $0.9 million decrease in cash paid for income taxes in 2019, as compared to 2018; and
●	a $6.5 million net increase in cash used related to fluctuations in components of our non-revenue-related working capital in 2019, as compared to 2018, which was comprised of a $7.8 million decrease, a $1.9 million decrease and a $0.4 million decrease in cash provided by fluctuations in our non-payroll-related accruals and other current liabilities, lease liability and prepaid expenses and other current assets, respectively, partially offset by a $2.2 million increase and a $1.4 million increase of cash provided by fluctuations in our accrued compensation and benefits and accounts payable, respectively.

Cash Flows from Investing Activities

2020 compared to 2019

Net cash provided by investing activities decreased by $54.8 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was attributable to a $48.2 million increase in purchases of available-for-sale investments and a decrease in proceeds from maturities and redemptions of short-term investments of $6.6 million.

2019 compared to 2018

Net cash provided by investing activities increased by $53.3 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was attributable to a $66.3 million decrease in purchases of short-term available-for-sale investments and a $1.2 million increase in sales and redemptions of investments, partially offset by a decrease in proceeds from maturities and redemptions of short-term investments of $13.1 million.

Cash Flows from Financing Activities

2020 compared to 2019

Net cash provided by financing activities decreased by $132.7 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was predominantly attributable to $134.9 million in net proceeds received in connection with underwritten public offering initiatives that was received in 2019 but did not recur in 2020. This decrease was partially offset by $2.4 million net additional proceeds received in 2020 as compared to 2019 from sales of our common stock pursuant to our at-the-market sales agreement with Jefferies LLC, employee stock plan purchases and option exercises, and the 2019 sale of common stock in the Private Placement with KKC..

2019 compared to 2018

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020 and 2019, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.

SMALLER REPORTING COMPANY AND NON-ACCELERATED FILER STATUS

On June 28, 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company, or SRC, definition, whereby we were determined to qualify as an SRC. We elected to reflect that determination and avail ourselves with most of the SRC scaled disclosure accommodations in our filings subsequent to the adoption. On March 12, 2020, the SEC amended its rules to allow SRCs that have less than $100.0 million in annual revenue and a public float of less than $700.0 million to qualify as a non-accelerated filer. As a non-accelerated filer, we are not required to obtain an opinion of our independent auditors with respect to our internal controls over financial reporting for the period ended December 31, 2020.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $188.6 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.

We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month London Interbank Offered Rate, or LIBOR, plus 7.45% per annum. A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.5 million for the year ended December 31, 2020. As of December 31, 2020, we had an aggregate principal amount of $50.0 million outstanding pursuant to our Loan Agreement.

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

As of December 31, 2020, we had no open forward foreign currency exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARDELYX, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardelyx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ardelyx, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical and contract manufacturing expenses
Description of the Matter

During 2020, the Company incurred $65.1 million of research and development expenses and accrued $2.2 million of clinical expenses and $1.8 million of contract manufacturing expenses as of December 31, 2020. As described in Note 2 to the Financial Statements, the Company estimates the accruals for its contracts with third party service providers including contract research organizations (“CROs”), investigative sites, vendors related to contract manufacturing, development and distribution of clinical supplies, and vendors in connection with preclinical development activities, which comprise a significant component of the Company’s research and development activities. External costs are accrued and expensed based on estimates of the services received and efforts expended pursuant to contracts with multiple CROs, investigative sites, contract manufacturing vendors, and preclinical development vendors. The timing and the amount of payments required under each individual arrangement are often different from the pattern of costs actually incurred. The Company accrues the cost of the services under its contracts with third party service providers based on the extent of activities completed by vendors over the estimated service period, number of subjects enrolled, and number of sites activated.

Auditing management’s accounting for accrued clinical and contract manufacturing expenses is especially challenging because the evaluation is dependent on a high volume of data exchanged between third-party service providers, internal clinical and manufacturing personnel as well as the company’s finance team. Determining the accrued amounts is based on an evaluation of the unique terms and conditions set in each respective CRO, investigative site, contract manufacturing, and pre-clinical development agreement. Additionally, due to the duration of clinical-related development activities and the timing of invoices received from third parties, the determination of the accrual for services incurred requires application of judgment by management.

How We Addressed the Matter in Our Audit

To test accrued clinical and contract manufacturing expenses, our audit procedures included, among others, testing the accuracy and completeness of the inputs used in management’s analysis to determine costs incurred. We also inspected terms and conditions for material vendor contracts and change orders and compared these to the cost models management used in tracking progress of service agreements. We met with internal legal personnel to understand material unique contract terms and conditions that require special consideration in estimating the accrued research and development expenses. We met with internal clinical and manufacturing personnel to understand the status of significant clinical and contract manufacturing activities. We evaluated estimated services incurred by third parties by understanding the terms and timeline of significant projects, evaluating management’s estimate of work performed, subjects enrolled and sites activated and costs incurred, and obtaining external confirmation of contracts and change orders executed with the Company for a sample of vendors as well as key terms and conditions of those contracts. Further, we inspected material invoices received from third parties after the balance sheet date and evaluated whether services performed prior to the balance sheet date had been properly included in the accrual.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Redwood City, California

March 8, 2021

ARDELYX, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$91,032	$181,133
Short-term investments	95,452	66,379
Unbilled revenue	—	750
Prepaid expenses and other current assets	8,202	3,800
Total current assets	194,686	252,062
Property and equipment, net	1,936	3,436
Long-term investments	2,114	—
Right-of-use assets	2,274	3,970
Other assets	552	314
Total assets	$201,562	$259,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,626	$2,187
Accrued compensation and benefits	5,672	4,453
Current portion of operating lease liability	2,117	2,608
Loan payable, current portion	4,167	1,183
Deferred revenue	4,177	4,541
Accrued expenses and other current liabilities	6,657	7,248
Total current liabilities	28,416	22,220
Operating lease liability, net of current portion	413	2,076
Loan payable, net of current portion	46,621	48,831
Total liabilities	75,450	73,127
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 93,599,975 and 88,817,741 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	9	9
Additional paid-in capital	680,872	647,078
Accumulated deficit	(554,765)	(460,452)
Accumulated other comprehensive income	(4)	20
Total stockholders’ equity	126,112	186,655
Total liabilities and stockholders’ equity	$201,562	$259,782

The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Collaborative development revenue	$5,364	$459	$—
Product supply revenue	1,501	322	287
Licensing revenue	706	4,500	2,320
Total revenues	7,571	5,281	2,607
Operating expenses:
Cost of revenue	145	600	466
Research and development	65,053	71,677	69,373
General and administrative	33,153	24,267	23,715
Total operating expenses	98,351	96,544	93,554
Loss from operations	(90,780)	(91,263)	(90,947)
Interest expense	(5,099)	(5,726)	(3,534)
Other income, net	1,568	2,352	3,187
Loss before provision for income taxes	(94,311)	(94,637)	(91,294)
Provision for income taxes	2	303	4
Net loss	$(94,313)	$(94,940)	$(91,298)
Net loss per common share, basic and diluted	$(1.05)	$(1.47)	$(1.62)
Shares used in computing net loss per share - basic and diluted	89,582,138	64,478,066	56,219,919
Comprehensive loss:
Net loss	$(94,313)	$(94,940)	$(91,298)
Unrealized (losses) gains on available-for-sale securities	(24)	58	9
Comprehensive loss	$(94,337)	$(94,882)	$(91,289)

The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2017	47,534,979	$5	$417,568	$(278,214)	$(47)	$139,312
Adoption of ASU No. 2014-09 on January 1, 2018	—	—	—	4,000	—	4,000
Issuance of common stock under employee stock purchase plan	120,959	—	491	—	—	491
Issuance of common stock for services	75,183	—	303	—	—	303
Issuance of common stock upon exercise of options	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	410,506	—	—	—	—	—
Stock-based compensation	—	—	9,226	—	—	9,226
Unrealized gains on available-for-sale securities	—	—	—	—	9	9
Issuance of common stock upon underwritten public offering, net of issuance costs	14,375,000	1	53,769	—	—	53,770
Net loss	—	—	—	(91,298)	—	(91,298)
Balance as of December 31, 2018	62,516,627	$6	$481,357	$(365,512)	$(38)	$115,813
Issuance of common stock under employee stock purchase plan	160,744	—	396	—	—	396
Issuance of common stock for services	113,136	—	312	—	—	312
Issuance of common stock upon exercise of options	68,062	—	178	—	—	178
Stock-based compensation	—	—	9,936	—	—	9,936
Unrealized gains on available-for-sale securities	—	—	—	—	58	58
Issuance of common stock upon underwritten public offering, net of issuance costs	23,000,000	3	134,924	—	—	134,927
Issuance of common stock upon private placement, net of issuance costs	2,873,563	—	19,975	—	—	19,975
Net loss	—	—	—	(94,940)	—	(94,940)
Balance as of December 31, 2019	88,817,741	$9	$647,078	$(460,452)	$20	$186,655
Issuance of common stock under employee stock purchase plan	169,931	—	834	—	—	834
Issuance of common stock for services	42,403	—	310	—	—	310
Issuance of common stock upon exercise of options	445,942	—	1,020	—	—	1,020
Issuance of common stock upon vesting of restricted stock units	866,528	—	—	—	—	—
Stock-based compensation	—	—	10,583	—	—	10,583
Unrealized gains on available-for-sale securities	—	—	—	—	(24)	(24)
Issuance of common stock in At-the-market offering	3,257,430	—	21,047	—	—	21,047
Net loss	—	—	—	(94,313)	—	(94,313)
Balance as of December 31, 2020	93,599,975	$9	$680,872	$(554,765)	$(4)	$126,112

The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF CASH FLOWS

(in thousands)

	2020	2019	2018
Operating activities
Net loss	$(94,313)	$(94,940)	$(91,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,824	2,501	2,678
Amortization of deferred financing costs	496	670	236
Amortization of deferred compensation for services	313	309	253
Amortization of premium on investment securities	(92)	(698)	(1,136)
Non-cash lease expense	2,147	1,839	—
Stock-based compensation	10,583	9,936	9,226
Change in derivative liabilities	407	436	111
Non-cash interest associated with debt discount accretion	413	478	303
Changes in operating assets and liabilities:
Unbilled revenue	750	4,250	—
Accounts receivable	—	85	10,711
Prepaid expenses and other assets	(4,653)	93	525
Accounts payable	3,439	39	(2,730)
Accrued compensation and benefits	1,219	1,730	(506)
Lease liabilities	(2,604)	(1,892)	—
Accrued and other liabilities	(1,000)	(5,861)	1,353
Deferred revenue	(364)	4,541	—
Net cash used in operating activities	(81,435)	(76,484)	(70,274)
Investing activities
Proceeds from maturities and redemptions of investments	119,734	126,369	139,450
Purchases of investments	(150,852)	(102,671)	(169,033)
Purchases of property and equipment	(324)	(325)	(311)
Net cash (used in) provided by investing activities	(31,442)	23,373	(29,894)
Financing activities
Proceeds from underwritten public offering, net of issuance costs	—	134,927	53,770
Proceeds from issuance of common stock upon private placement, net of issuance costs	—	19,975	—
Proceeds from issuance of common stock in At-the-market offering, net of issuance costs	21,047	—	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	1,854	574	491
Proceeds from (payments for) loan payable, net of issuance costs	(125)	—	49,292
Net cash provided by financing activities	22,776	155,476	103,553
Net (decrease) increase in cash and cash equivalents	(90,101)	102,365	3,385
Cash and cash equivalents at beginning of period	181,133	78,768	75,383
Cash and cash equivalents at end of period	$91,032	$181,133	$78,768
Supplementary disclosure of cash flow information:
Cash paid for interest	$4,200	$4,920	$3,071
Cash paid for income taxes	$1	$2	$4
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$450	$5,810	$—
Issuance of common stock for services	$310	$312	$303
Issuance of derivative in connection with issuance of loan payable	$—	$—	$546

The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
NOTES TO FINANCIAL STATEMENTS

1.           ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc. (the “Company,” “we,” “us” or “our”) is a specialized biopharmaceutical company focused on developing first-in-class medicines to improve treatment choices for people with kidney and cardiorenal diseases. The Company operates in one business segment, which is the research and development of biopharmaceutical products.

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

Liquidity

As of December 31, 2020, the Company had cash and investments of approximately $188.6 million, which include net proceeds of approximately $21.0 million from the 2020 At-the-Market Offerings, $134.9 million from the 2019 Offering, and $20.0 million received in connection with the 2019 Private Placement, respectively, as defined and discussed in Note 7. We believe our current available cash and investments will be sufficient to fund our planned expenditures and meet the Company’s obligations for at least 12 months following March 8, 2021, which is the date that the financial statements are being issued.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company is exposed to credit risks in the event of default by the counterparties to the extent of the amount recorded in its balance sheet. Cash, cash equivalents and short-term investments are invested through banks and other financial institutions in the U.S.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than the asset’s carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. For the years ending December 31, 2020, 2019 and 2018 there have been no impairment losses.

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

Manufacturing supply services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion are generally considered as options. The Company assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the customer exercises these options, any payments are recorded in product supply revenue when the customer obtains control of the goods, which is upon delivery.

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

Accrued Research and Development Expenses

The Company is required to estimate its accrued expenses at the end of each reporting period. This process involves reviewing open contracts and purchase orders, communicating with Company personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of the Company’s service providers submit invoices in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to the Company at that time. The Company periodically confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

●	contract research organizations, or CROs, in connection with clinical studies;

●	investigative sites in connection with clinical studies;
●	vendors related to product manufacturing, development and distribution of clinical supplies; and
●	vendors in connection with preclinical development activities.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU requires a customer in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as incurred. We adopted this ASU on January 1, 2020 and the adoption of this standard did not have a material impact on our financial statements.

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

3.           CASH AND INVESTMENTS

Securities classified as cash and investments as of December 31, 2020 and December 31, 2019 are summarized below (in thousands). Estimated fair value is based on quoted market prices for these investments.

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Money market funds	$88,151	$—	$—	$88,151
Commercial paper	2,100	—	—	2,100
Cash	781	—	—	781
Total cash and cash equivalents	91,032	—	—	91,032
Short-term investments:
Commercial paper	$60,631	$2	$(4)	$60,629
Corporate bonds	24,547	3	(6)	24,544
U.S. government-sponsored agency bonds	9,277	2	—	9,279
U.S. treasury notes	1,000	—	—	1,000
Total short-term investments	95,455	7	(10)	95,452
Long-term investments:
Corporate bonds	$2,115	$—	$(1)	$2,114
Total cash equivalents and investments	$188,602	$7	$(11)	$188,598

	December 31, 2019
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Money market funds	$147,208	$—	$—	$147,208
Commercial paper	19,357	3	—	19,360
Corporate bonds	11,441	—	—	11,441
Cash	3,124	—	—	3,124
Total cash and cash equivalents	181,130	3	—	181,133
Short-term investments
Commercial paper	$36,667	$14	$—	$36,681
Corporate bonds	21,690	6	(3)	21,693
Asset-backed securities	8,005	—	—	8,005
Total short-term investments	66,362	20	(3)	66,379
Total cash equivalents and short-term investments	$247,492	$23	$(3)	$247,512

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

As of December 31, 2020, the Company held both short- and long-term investments. All short-term available-for-sale securities held as of December 31, 2020 and 2019, had contractual maturities of less than one year. The long-term securities held as of December 31, 2020 had contractual maturities greater than one year. The Company’s available-for-sale securities are subject to a periodic impairment review. The Company considers a debt security to be impaired when its fair value is less than its carrying cost, in which case the Company would further review the investment to determine whether it is other-than-temporarily impaired. When the Company evaluates an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not the Company will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, the Company writes it down through the statement of operations to its fair value and establishes that value as a new cost basis for the investment. The Company did not identify any of its available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of December 31, 2020 and 2019, no investment was in a continuous unrealized loss position for more than one year and the Company believes that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

As of December 31, 2020, the amortized cost and estimated fair value of available-for-sale debt securities by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$95,455	$95,452
Due in one to two years	2,115	2,114
Total	$97,570	$97,566

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$88,151	$88,151	$—	$—
Commercial paper	62,729	—	62,729	—
Corporate bonds	26,658	—	26,658	—
U.S. government-sponsored agency bonds	9,279	—	9,279
U.S. treasury notes	1,000	—	1,000	—
Total	$187,817	$88,151	$99,666	$—

Liabilities:
Derivative liability for Exit Fee	$1,376	$—	$—	$1,376
Total	$1,376	$—	$—	$1,376

	December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$147,208	$147,208	$—	$—
Commercial paper	56,041	—	56,041	—
Corporate bonds	33,134	—	33,134	—
Asset-backed securities	8,005	—	8,005	—
Total	$244,388	$147,208	$97,180	$—

Liabilities:
Derivative liability for Exit Fee	$969	$—	$—	$969
Total	$969	$—	$—	$969

Where quoted prices are available in an active market, securities are classified as Level 1. The Company classifies money market funds, U.S. treasury securities and U.S. treasury notes as Level 1. When quoted market prices are not available for the specific security, the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. The Company classifies corporate bonds, commercial paper, asset-backed securities and foreign currency derivative contracts as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities such as the Exit Fee, as defined and discussed in Note 6, are classified as Level 3.

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both December 31, 2020 and December 31, 2019, due to their short-term nature.

Fair Value of Debt

The interest rate of the Company’s term loan facility approximates the rate at which the Company could obtain alternative financing. Therefore, the carrying amount of the term loan facility approximated its fair value at December 31, 2020 and 2019.

5. DERIVATIVE LIABILITY

Exit Fee

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

The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since the Company’s valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: i) the Company’s estimates of both the probability and timing of a potential $1.5 million payment to Solar Capital Ltd. and Western Alliance Bank as a result of the FDA approvals, and ii) a discount rate which was derived from the Company's estimated cost of debt, adjusted with current LIBOR. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative instrument and it is estimated that a 10% increase (decrease), not to exceed 100%, in the probability of occurrence would result in a fair value fluctuation of no more than $0.1 million.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income (expense), net in the Company's statements of operations and were as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Fair value of Exit Fee derivative liability at January 1	$969	$533	—
Change in estimated fair value of derivative liability	407	436	533
Fair value of Exit Fee derivative liability at December 31	$1,376	$969	$533

6. BORROWINGS

Solar Capital and Western Alliance Bank Loan Agreement

On May 16, 2018, the Company entered into a loan and security agreement, or the Loan Agreement, with Solar Capital Ltd. and Western Alliance Bank (“the Lenders”). The Loan Agreement provides for a $50.0 million term loan facility with a maturity date of November 1, 2022 (”the Term Loan”). The full amount of the Tern Loan was funded on May 16, 2018. The Company received net proceeds from the loan of approximately $49.3 million, after deducting the closing fee, legal expenses and issuance costs. On October 9, 2020, the Company and the Lenders entered into an amendment to the Loan Agreement (“the 2020 Amendment”) to extend the date through which the Company is permitted to make interest-only payments on the Term Loan by twelve months to December 1, 2021 subject to the repayment terms noted below.

Borrowings under the Term Loan bear interest at a floating per annum rate equal to 7.45% plus the one-month London Inter-bank Offered Rate, or LIBOR. The Company was permitted to make interest-only payments on the Term Loan through June 1, 2020, until it achieved its primary endpoint in the Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis, prior to June 1, 2020, in which case the Company would have been permitted to make interest-only payments on the Term Loan through December 1, 2020. On December 3, 2019, the Company reported positive topline results for PHREEDOM, a long-term Phase 3 study evaluating the efficacy and safety of tenapanor as monotherapy for the treatment of hyperphosphatemia in patients with CKD on dialysis. The Lenders were in agreement that these positive data from the Phase 3 PHREEDOM study achieve the “Phase 3 Endpoint” required by the Term Loan to extend the interest only period by six months to December 1, 2020. Subsequent to the 2020 Amendment, the interest only period was extended an additional twelve months to December 1, 2021. Accordingly, beginning on December 1, 2021 through the maturity date, the Company will be required to make monthly payments of interest plus repayment of the Term Loan in consecutive equal monthly installments of principal. If however, either the FDA does not approve the Company’s New Drug Application for tenapanor for control of serum phosphorus in adult CKD on dialysis on or before May 31, 2021 or the FDA issues a complete response letter (“CRL”) for tenapanor for the control of serum phosphorus in adult CKD on dialysis, then the Company is to begin principal payments on the earlier of June 1, 2021 or the first day of the month immediately following the date that the FDA issues a CRL to the Company. The Company paid a closing fee of $0.5 million, upon the closing of the Term Loan and $0.1 million upon closing of the 2020 Amendment. Under the Term Loan, the Company was obligated to pay a final fee equal to 3.95% of the Term Loan upon the earliest to occur of the maturity date, the acceleration of the Term Loan, the prepayment or repayment of the Term Loan or the termination of the Loan Agreement. Under the 2020 Amendment, the final fee was increased to 4.95% of the Term Loan. The Company may voluntarily prepay the outstanding Term Loan, subject to a prepayment premium of (i) 3% of the principal amount of the Term Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date. The Term Loan is secured by substantially all the Company’s assets, except for the Company’s intellectual property and certain other customary exclusions. Additionally, in connection with the Term Loan, the Company entered into the Exit Fee Agreement, as discussed in Note 4.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including restrictions on payment of dividends for our common stock. As of December 31, 2020, the Company was in compliance with all of the covenants set forth in the Loan Agreement.

In addition, the Loan Agreement contains customary events of default that entitle the Lender to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against the Company and the collateral securing the Term Loan, including its cash. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4.0% per annum will apply to all obligations owed under the Loan Agreement. As of December 31, 2020, to the Company’s knowledge, there were no facts or circumstances in existence that would give rise to an event of default.

As of December 31, 2020, the Company’s future debt payment obligations towards the Term Loan principal and final fee, excluding interest payments and the Exit Fee are as follows (in thousands):

2021	$4,167
2022	48,308
Total repayment obligations	$52,475
Less: Unamortized discount and debt issuance costs	(518)
Less: Unaccreted value of final fee	(1,169)
Loan payable	50,788
Less: Loan payable, current portion	(4,167)
Loan payable, net of current portion	$46,621

7. STOCKHOLDERS’ EQUITY

In July 2020, the Company filed a Form S-3 registration statement, which became effective in August 2020, containing (i) a base prospectus for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $250.0 million of the Company’s common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of its common stock that may be issued and sold, from time to time, under an Open Market Sales Agreement with Jefferies LLC, as sales agent, deemed to be “at the market offerings.” As of December 31, 2020, we had sold 3.3 million shares of our common stock for aggregate gross proceeds of $21.7 million at a weighted average price of $6.65 per share under the Open Market Sales Agreement. From the period of January 2, 2021 through February 28, 2021, we sold an additional 4.9 million shares of our common stock for aggregate gross proceeds of $35.0 million at a weighted average price of $7.09 per share. In aggregate during the life of the Open Market Sales Agreement, we have sold 8.2 million shares of our common stock for aggregate gross proceeds of $56.7 million at a weighted average sales price of approximately $6.91 per share. Pursuant to the Open Market Sales Agreement, Jefferies, as sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the Open Market Sales Agreement.

On December 9, 2019, the Company completed an underwritten public offering of 20.0 million shares of common stock at a price of $6.25 per share before underwriting discounts and commissions, or the 2019 Offering. In connection with the 2019 Offering, the Company entered into an underwriting agreement, or the 2019 Underwriting Agreement, with Citigroup Global Markets Inc., Cowen and Company LLC, SVB Leerink LLC and Piper Jaffray & Co., or collectively the 2019 Underwriters, pursuant to which the Company granted to the 2019 Underwriters a 30-day option to purchase up to an additional 3.0 million shares of the Company’s common stock, or the 2019 Overallotment. The Company completed the sale of 23.0 million shares, inclusive of the 2019 Overallotment, to the 2019 Underwriters and that sale resulted in the receipt by the Company of aggregate gross proceeds of approximately $143.8 million, less underwriting discounts, commissions and offering expenses totaling approximately $8.9 million, which resulted in net proceeds of approximately $134.9 million.

On November 22, 2019, the Company and KKC entered into a stock purchase agreement, pursuant to which the Company sold an aggregate of approximately 2.9 million shares of its common stock at $6.96 per share for net proceeds of approximately $20.0 million, or the Private Placement. The Private Placement closed on November 25, 2019.

On May 25, 2018, the Company completed an underwritten public offering of 12.5 million shares of common stock at a price of $4.00 per share before underwriting discounts and commissions, or the 2018 Offering. In connection with the 2018 Offering, the Company entered into an underwriting agreement, or the 2018 Underwriting Agreement, with Jefferies LLC and SVB Leerink (formerly known as Leerink Partners LLC) (together the “2018 Underwriters”) pursuant to which the Company granted to the 2018 Underwriters a 30-day option to purchase up to an additional 1.9 million shares of the Company’s common stock, or the 2018 Overallotment. The Company completed the sale of 14.4 million shares, inclusive of the 2018 Overallotment, to the 2018 Underwriters, and that sale resulted in the receipt by the Company of aggregate gross proceeds of approximately $57.5 million, less underwriting discounts, commissions and offering expenses totaling approximately $3.7 million, which resulted in net proceeds of approximately $53.8 million.

In June 2015, the Company sold and issued warrants to purchase 2.2 million shares of common stock. The purchase price for the warrants was $0.125 per warrant. The warrants were exercisable for an exercise price of $13.91 per share at any time prior to the earlier of (i) 5 years from the date of issuance or (ii) certain changes in control of the Company. In June 2020, the warrants expired with none of the warrants exercised.

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

2014 Plan

The 2014 Equity Incentive Award Plan (the “2014 Plan”) became effective on June 18, 2014. Under the 2014 Plan, 1,419,328 shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, service-based restricted stock unit (“RSU”) awards, performance-based restricted stock unit (“PRSU”) awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards. In addition, 35 thousand shares that had been available for future awards under the 2008 Plan as of June 18, 2014, were added to the initial reserve available under the 2014 Plan, bringing the total reserve upon the effective date of the 2014 Plan to 1.5 million shares. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2014 Plan will be increased by (i) the number of shares represented by awards outstanding under 2008 Plan on June 18, 2014, that are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, up to a maximum of 1.2 million shares, and (ii) if approved by the Administrator of the 2014 Plan, an annual increase on the first day of each fiscal year ending in 2024 equal to the lesser of (A) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 10.7 million shares of stock may be issued upon the exercise of incentive stock options.

2016 Plan

In November 2016, the Company’s board of directors approved the 2016 Employment Commencement Incentive Plan (the “Inducement Plan”) under which 1.0 million shares were reserved. As of December 31, 2020, 0.4 million shares of the Company’s common stock were subject to inducement grants that were issued pursuant to the Inducement Plan.

Stock Plan Activity

The following table summarizes activity under the 2008 Plan and the 2014 Plan, including grants issued to nonemployees, in the year ended December 31, 2020:

		Options Issued and Outstanding		Weighted
			Weighted-Average	Average
	Shares Available		Exercise Price per	Remaining	Aggregate
	for Grant	Number of Shares	Share	Contractual Term	Intrinsic Value
				(in Years)	(in thousands)
Balance at December 31, 2019	1,196,746	7,272,768	$6.55
Options authorized	3,552,709	—	$—
Options granted	(3,727,947)	3,727,947	$6.89
Options exercised	—	(445,942)	$2.29
Options canceled	764,724	(764,724)	$8.03
Issuance of common stock for services	(42,403)	—	—
Forfeitures of PRSUs granted in prior years	13,229	—	—
Balance at December 31, 2020	1,757,058	9,790,049	$6.76	7.44	$12,797
Vested and expected to vest at December 31, 2020		9,790,049	$6.76	7.44	$12,797
Exercisable at December 31, 2020		5,230,640	$7.53	6.23	$7,765

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of December 31, 2020, based on the Company’s common stock closing price of $6.47 per share, which would have been received by the option holders had all their in-the-money options been exercised as of that date.

The intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018, was $2.7 million, $0.4 million, and zero, respectively.

The weighted-average grant-date estimated fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $4.82, $1.79 and $4.29 per share, respectively. The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Year Ended December 31,
2020
Expected term (years)	6.00
Expected volatility	83%
Risk-free interest rate	1.07%
Dividend yield	—%

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

Restricted Stock Units

The following table summarizes restricted stock unit activity under the 2014 Plan in the year ended December 31, 2020, and includes restricted stock units with time or service-based vesting and those restricted stock units with performance-based vesting:

				Weighted-
		Weighted-Average		Average Grant
	Number of	Grant Date Fair	Number of	Date Fair Value
	RSUs	Value Per Share	PRSUs	Per Share
Non-vested restricted stock units at December 31, 2019	—	$—	849,757	$4.30
Granted	158,626	$5.64	30,000	$7.58
Vested	—	$—	(866,528)	$4.41
Forfeited	—	$—	(13,229)	$4.30
Non-vested restricted stock units at December 31, 2020	158,626	$5.64	—	$—

In July 2018, the Company granted 0.9 million PRSUs to its employees that vest upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with the Company through the achievement date. During 2020, the Company granted an additional 30 thousand PRSUs subject to the same performance conditions. All 0.9 million of these PRSUs vested in September 2020. None of these PRSUs vested during the years ended December 31, 2019 or 2018. The Company recognized $1.2 million and zero of related expense during the year ended December 31, 2020 and 2019, respectively.

The Company recognized $30 thousand, $0.3 million and $0.9 million of RSU related expense during the year ended December 31, 2020, 2019 and 2018, respectively. The total estimated fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was zero, $0.2 million and $0.6 million, respectively.

Issuance of Common Stock for Services

During the years ended December 31, 2020, 2019 and 2018, the Company issued approximately 42 thousand, 113 thousand and 75 thousand shares, respectively, of common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under the Company’s Non-Employee Director Compensation Program. The shares issued during the years ended December 31, 2020, 2019 and 2018 were valued at $0.3 million for each year, respectively, based on the fair value of the common stock on the date of grant.

Employee Stock Purchase Plan

The Company adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and initially reserved approximately 0.2 million shares of common stock as of its effective date of June 18, 2014. If approved by the Administrator of the ESPP, on the first day of each calendar year, ending in 2024, the number of shares in the reserve will increase by an amount equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 2,230,374 shares of our common stock may be issued under the ESPP.

The following table summarizes ESPP activity in the year ended December 31, 2020:

	Shares Available	Number of Shares	Purchase Price
	for Grant	Purchased	per Share	Gross Proceeds
				(in thousands)
Balance at December 31, 2019	519,578	491,680
Shares purchased	(169,931)	169,931	$4.91	$834
Balance at December 31, 2020	349,647	661,611

The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to employees:

Year Ended December 31,
2020
Expected term (years)	0.5
Expected volatility	79.4%
Risk-free interest rate	0.48%
Dividend yield	—%

Stock-based Compensation

Total stock-based compensation recognized was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$4,061	$4,104	$3,666
General and administrative	6,522	5,832	5,560
Total	$10,583	$9,936	$9,226

At December 31, 2020, the Company had total unrecognized stock-based compensation expense, net of estimated forfeitures, of the following (dollars in thousands):

	At December 31, 2020
	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock options grant	$17,662	2.8
RSU grants	$860	3.9
ESPP	$108	0.1

9.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$7,268	$7,243
Office equipment and furniture	1,133	870
Leasehold improvements	7,985	7,949
Property and equipment, gross	16,386	16,062
Less: accumulated depreciation	(14,450)	(12,626)
Total property and equipment, net	$1,936	$3,436

Depreciation expense totaled $1.8 million, $2.5 million, and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued clinical expenses	$2,197	$3,451
Accrued contract manufacturing expenses	1,840	1,414
Derivative liability for exit fee	1,376	969
Accrued sales and marketing expenses	593	122
Accrued professional and consulting services	243	201
Accrued regulatory services	123	342
Other	285	749
	$6,657	$7,248

11. LEASES

The Company has recorded right-of-use operating lease assets under three lease agreements. The Company has evaluated its facility leases and determined that, effective upon the adoption of Topic 842, the leases evaluated are all operating leases. The Company has performed an evaluation of its other contracts with suppliers and collaborators in accordance with Topic 842 and has determined that, except for the facility leases described below, none of the Company’s contracts contain a lease.

The Company has recorded a right-of-use operating lease asset located in Fremont, California under a lease agreement entered into in September 2008 that was amended in December 2012 to extend the lease agreement to September 2016. In September 2014, the Company signed the second amendment to its facility lease agreement to add space and to extend the lease term through September 2019. In May 2016, the Company signed a third amendment to its facility lease agreement in Fremont, California to add space and to extend the lease term through September 2021 (the “Third Amendment”). The office space consists of 72,500 square feet, that includes an additional 10,716 square feet added in September 2019, with the entire lease terminating in September 2021. The Company will not exercise its option to renew the lease at our current Fremont location and expect to enter into a new facility lease in Fremont, California during the first quarter of 2021.

The Company has recorded a right-of-use operating lease asset located in Waltham, Massachusetts under a lease agreement entered into in October 2018. The office space consists of 3,520 square feet with the lease terminating in September 2021. We have not renewed the lease at our current Waltham, Massachusetts facility. During December 2020, we entered into a new lease agreement for a different location in Waltham, Massachusetts which has an expected lease commencement date in April 2021.

The Company has recorded a right-of-use operating lease asset located in Milwaukee, Wisconsin under a lease agreement entered into in October 2020 with a lease commencement date in November 2020. The office space consists of 4,768 square feet with the lease terminating in February 2026. The Company has an option to extend the lease term by one five-year period. This option to extend the lease term has not been included in the calculation since currently the exercise of the option is uncertain and therefore deemed not probable. The Company recorded a $0.4 million right-of use asset and lease liability for the Milwaukee lease upon commencement of the lease.

All of the Company’s leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. The Company has elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets. As of December 31, 2020, the weighted average discount rate used for the calculations was 11.7% and the weighted average remaining lease term was 1.5 years.

The following table provides additional details of the leases presented in the balance sheets (dollars in thousands):

Facilities
Right-of-use assets	$2,274

Current portion of lease liabilities	2,117
Operating lease liability, net of current portion	413
Total	$2,530

Weighted-average remaining life (years)	1.50
Weighted-average discount rate	11.7%

The lease costs, which are included in operating expenses in our statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense	$2,608	$2,592
Cash paid for operating lease	$3,065	$2,645

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities as of December 31, 2020 (in thousands):

Ending December 31,
2021	$2,280
2022	104
2023	111
2024	115
2025	119
Thereafter	20
Total undiscounted operating lease payments	2,749
Imputed interest expenses	(219)
Total operating lease liabilities	2,530
Less: Current portion of operating lease liability	2,117
Operating lease liability, net of current portion	$413

Rent expense under operating leases was $2.6 million, $2.6 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

12.          COLLABORATION AND LICENSING AGREEMENTS

Kyowa Kirin Co., Ltd. (2019 KKC Agreement)

In November 2019, the Company entered into a research collaboration and option agreement with KKC (“the 2019 KKC Agreement”), to undergo research to identify two pre-clinical study-ready compounds for designation as development compounds, with one compound inhibiting the first undisclosed target (“Program 1”) and a second inhibiting the second undisclosed target (“Program 2”). Pursuant to the 2019 KKC Agreement, upon completion of the research and designation by the research steering committee of one or more development candidates (“DCs”), KKC has the right to execute one or more separate collaborative agreements relating to the development and commercialization of one or both DCs in certain specified territories.

Under the terms of the 2019 KKC Agreement, KKC agreed to pay the Company a non-refundable, non-creditable upfront fee of $10.0 million, which was payable as follows: the first installment of $5.0 million within 30 days of the Effective Date, and the second installment of $5.0 million on the first anniversary of the Effective Date, unless the 2019 KKC Agreement was earlier terminated by KKC due to material breach by the Company. The term of the 2019 KKC Agreement commenced on November 11, 2019 (“the Effective Date”) and ends on the earliest of: (a) two years following the Effective Date, or (b) the nomination of a program DC for both programs, (c) or the nomination of one program DC and the decision by the parties to cease research for the other program, (d) or the decision by the parties to cease research for both programs. The Company assessed the 2019 KKC Agreement in accordance with ASC 606 and concluded that the contract’s counterparty, KKC, is a customer. Management also considered the modification guidance prescribed in ASC 606 and concluded that the 2019 KKC Agreement should be accounted for as a separate contract from the 2017 KKC Agreement, as defined and discussed below.

The Company identified various promises in the 2019 KKC Agreement, including the grant of an initial research license, the Program 1 research, the Program 2 research, the right to obtain certain development and commercialization rights with Program 1 in certain territories and the right to obtain development and commercialization rights with Program 2 in certain territories, and participation in a joint steering committee  (“the JSC”) and determined that KKC could not benefit from either of the research programs without the research license and participation in the JSC. As such, the combined license, research programs and participation in the JSC were deemed to be the highest level of goods and services that can be deemed distinct for each of the Program 1 research and Program 2 research. The Company concluded that the options to obtain additional development and commercialization rights that are exercisable by KKC under certain circumstances are not performance obligations of the contract at inception because the option fees reflect the standalone selling price of the options, and therefore, the options are not considered to be material rights.

At the outset of the 2019 KKC Agreement, the Company determined that the initial transaction price is $10.0 million and that revenue associated with the combined performance obligations will be recognized as services are provided using the input method. Since transfer of control occurs over time, in management’s judgment this input method is the best measure of progress towards satisfying the performance obligations and reflects a faithful depiction of the transfer of goods and services. Revenue will be recognized over the Program 1 and Program 2 research periods. Management will re-evaluate the estimates related to the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and adjust the timing of revenue recognition as necessary.

During the years ended December 31, 2020 and 2019, the Company recognized $5.4 million and $0.5 million, respectively, as revenue under the 2019 KKC Agreement in the statement of operations and comprehensive loss. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations as of December 31, 2019 was $9.5 million, of which $4.5 million was presented in the balance sheet as deferred revenue for the respective period. As of December 31, 2020, the Company expects to recognize the remaining transaction price allocated to the Company’s partially unsatisfied performance obligations over the remaining research terms, which are currently expected to extend through the end of 2021.

Xuanzhu (HK) Biopharmaceutical Limited, or XuanZhu

In November 2019, the Company entered into a license agreement with XuanZhu (“the XuanZhu Agreement for a license to certain specific patent and patent applications. The Company assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, XuanZhu, is a customer. Under the terms of the XuanZhu Agreement, the Company recognized $1.5 million in license fees when the agreement was executed, of which, $0.8 million was received upfront in November 2019 and achievement for the second $0.8 million payment was determined to be not materially at risk and probable of achievement and it was included in the transaction price and the amount was not probable of revenue reversal. Based on the Company’s assessment, it identified that it has one combined performance obligation, which is the license and the specific patent grant.

In addition to the license fee of $1.5 million, the Company may be entitled to receive milestone payments. The variable consideration related to the remaining milestone payments has not been included in the transaction price as these were fully constrained at December 31, 2019.

For the years ended December 31, 2020 and 2019, zero and $1.5 million, respectively, of license revenue was recorded with no cost of revenue related to the XuanZhu Agreement.

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

In addition to the up-front license fee received of $30.0 million, the Company may be entitled to receive up to $55.0 million in total development milestones, of which $5.0 million has been received to date, 8.5 billion Japanese yen for commercialization milestones, or approximately $82.4 million at the currency exchange rate on December 31, 2020, as well as reimbursement of cost, plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at December 31, 2020 and 2019.

For the years ended December 31, 2020, 2019 and 2018, $1.4 million, $0.3 million, and $0.3 million, respectively, of product supply revenue was recorded for manufacturing supply of tenapanor and other materials to KKC for its product development and clinical trials in Japan, in accordance with the Company’s agreement with KKC, and for each period, negligible cost of revenue was recorded pursuant to the AstraZeneca Termination Agreement.

Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. , or Fosun Pharma

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

For the year ended December 31, 2019, $3.0 million revenue was recorded towards achievement of a milestone related to the Fosun Agreement, and for the years ended December 31, 2020 and 2018, no revenue was recorded.

Knight Therapeutics, Inc. , or Knight

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

Under the terms of the agreement, the Company is eligible to receive up to CAD 25.0 million in total payments, or $19.6 million at the currency exchange rate on December 31, 2020, including an up-front payment and development and sales milestones, reimbursement of supply costs on a schedule specifying cost per tablet, with a reasonable mark up for overhead, as well as tiered royalty rates on net sales ranging from the mid-single digits to the low twenties. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at December 31, 2020.

For the years ended December 31, 2020, 2019 and 2018, $0.7 million, zero and $2.3 million of revenue was recorded, respectively, related to the Knight Agreement. For the year ended December 31, 2020, $0.1 million product supply revenue was recorded related to the Knight Agreement. There was no product revenue related to the Knight Agreement in 2019 or 2018. Pursuant to the AstraZeneca Termination Agreement, $0.1 million, zero and $0.5 million of cost of revenue was recorded during 2020, 2019 and 2018, respectively.

AstraZeneca

In June 2015, the Company entered into a termination agreement with AstraZeneca, or the AstraZeneca Termination Agreement, pursuant to which the Company remains liable to pay AstraZeneca license fees for (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by the Company or its licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should the Company elect to license, or otherwise provide rights to develop and commercialize tenapanor or certain other NHE3 inhibitors, up to a maximum of $75.0 million in aggregate for (i) and (ii). To date in aggregate, the Company has recognized $10.6 million of the $75.0 million, recorded as cost of revenue, as follows (in thousands):

	Cost of Revenue
	Recognized		Amount Paid
Year 2017	$9,400	*	$6,000
Year 2018	466		2,864
Year 2019	600		1,002
Year 2020	145		742
Total	$10,611		$10,608
Maximum payment per termination agreement			75,000
Remaining potential commitment			$64,392

_______________________

* Includes the $1,000 adjustment recorded pursuant to the adoption of ASC 606, as discussed in Note 2.

13.         INCOME TAXES

The components of the provision for income taxes for the year ended December 31, 2020, 2019 and 2018, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
State	$2	$2	$4
Foreign	—	301	—
Total current	2	303	4
Deferred:
Federal	—	—	—
Total deferred	—	—	—
Provision for income taxes	$2	$303	$4

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2020	2019	2018
Change in valuation allowance	(22.3)%	(21.9)%	(22.5)%
Income tax at the federal statutory rate	21.0	21.0	21.0
Tax credits	1.3	1.6	1.4
State taxes, net of federal benefit	0.7	0.3	0.6
Stock based compensation	(0.1)	(0.9)	(1.2)
Other	(0.6)	(0.4)	0.7
Income tax provision	—%	(0.3)%	—%

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Amortization and depreciation	$51,370	$45,555
Net operating loss carryforwards	53,436	40,896
Tax credits	11,777	10,136
Stock-based compensation	5,524	4,853
Lease obligation	1,804	984
Other	—	940
Gross deferred tax assets	123,911	103,364
Valuation allowance	(123,402)	(102,344)
Deferred tax assets net of valuation allowance	509	1,020
Deferred tax liabilities
Right-of-use asset	(479)	(834)
Revenue recognition	—	(158)
Other	(30)	(28)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence evaluated was the Company’s cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2020, December 31, 2019 and December 31, 2018, a full valuation allowance has been recorded against Company’s net deferred tax asset. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $287.9 million, of which approximately $151.0 million can be carried forward indefinitely and the remaining net operating losses expire beginning in 2030, if not utilized. Federal research and development tax credit carryforwards of approximately $13.5 million that expire beginning in 2027, if not utilized, and foreign tax credit carryforwards of approximately $1.2 million that expire in 2027, if not utilized.

In addition, the Company had net operating loss carryforwards for California income tax purposes of approximately $88.3 million that expire beginning of 2030, if not utilized, and state research and development tax credit carryforwards of approximately $7.4 million which can be carried forward indefinitely. The Company had approximately $0.1 million of minimum tax credit carryovers for California income tax purposes. The minimum tax credits have no expiration date. The Company had other state net operating losses of approximately $1.9 million that begin to expire in 2035.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to coronavirus disease 2019 (“COVID-19”). The CARES Act, among other things, included several significant provisions that impacted corporate taxpayers’ accounting for income taxes. Prior to the enactment of the CARES Act, the 2017 Tax Cuts and Jobs Act generally eliminated the ability to carryback net operating losses (“NOLs”), and permitted the NOLs arising in tax years beginning after December 31, 2017 to be carried forward indefinitely, limited to 80% of the taxpayer’s income. The CARES Act amended the NOL rules, suspending the 80% limitation on the utilization of NOLs generated after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows corporate NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five taxable years preceding the taxable year of the loss. Also, the CARES Act allows companies to defer making certain payroll tax payments until future years. With the enactment of the CARES Act, the company does not expect a financial statement impact from income taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of year	$24,538	$23,052	$20,734
Additions (subtractions) based on tax positions related to prior year	(1,388)	755	1,634
Additions based on tax positions related to current year	474	731	684
Balance at end of year	$23,624	$24,538	$23,052

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition at the effective date to be recognized. The unrecognized tax benefits, if recognized and in absence of full valuation allowance, would impact the income tax provision by $13.3 million, $13.2 million, and $9.8 million as of December 31, 2020, 2019 and 2018, respectively.

The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of an income tax audit is highly uncertain, the Company does not anticipate that the amount of existing unrecognized tax benefits will significantly change during the next 12 months.

The Company files income tax returns in the U.S. federal, Arizona, California, Colorado, DC, Florida, Georgia, Illinois, Indiana, Massachusetts, Michigan, New York, New York MTA, Oregon, Tennessee, Texas and Wisconsin tax jurisdictions. Due to the Company’s net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and state tax examinations. The Company is not currently under examination in any tax jurisdiction.

14.        GEOGRAPHIC INFORMATION AND CONCENTRATIONS

Revenue by geographic areas for the years ended December 31, 2020, 2019 and 2018, are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$—	$—	$—
International:
North America (1)	806	—	2,320
Asia Pacific (2) (3) (4)	6,765	5,281	287
Total revenue	$7,571	$5,281	$2,607
(1)	Revenues from North America are comprised of amounts earned from Canada in accordance with the Knight Agreement.
(2)	Revenues from Asia Pacific in 2020 are comprised of amounts earned from Japan in accordance with the 2017 KKC Agreement and 2019 KKC Agreement.

(3)   Revenues from Asia Pacific in 2019 were comprised of $0.8 million from Japan in accordance with the 2017 KKC Agreement and 2019 KKC Agreement, $1.5 million from Hong Kong in accordance with the XuanZhu Agreement and $3.0 million from China in accordance with the Fosun Agreement.

(4)  Revenues from Asia Pacific in 2018 were comprised of amounts earned from Japan in accordance with the 2017 KKC Agreement.

Revenues are attributed to geographical areas based on the domicile of the Company’s collaboration partners.

Revenues recorded in the years ended December 31, 2020, 2019 and 2018, were wholly from collaboration partnerships. Collaboration partnerships accounting for more than 10% of total revenues during the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
KKC	89%	15%	11%
Knight	11%	—%	89%
Fosun Pharma	-%	57%	—%
XuanZhu	-%	28%	—%

15.         NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As the Company had net losses for the years ended December 31, 2020, 2019 and 2018, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(94,313)	$(94,940)	$(91,298)
Denominator:
Weighted average common shares outstanding - basic and diluted	89,582,138	64,478,066	56,219,919
Net loss per share - basic and diluted	$(1.05)	$(1.47)	$(1.62)

For the years ended December 31, 2020, 2019 and 2018, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	9,246,047	7,128,247	5,378,008
Warrants to purchase common stock	932,091	2,172,899	2,172,899
Restricted stock units	26,121	—	199,135
Performance-based restricted stock units	—	867,506	395,791
ESPP shares issuable	94,466	78,761	63,413
Total	10,298,725	10,247,413	8,209,246

The number of potential common shares that would have been included in diluted income per share had it not been for the anti-dilutive effect caused by the net loss, computed by converting these securities using the treasury stock method during the years ended December 31, 2020, 2019 and 2018, was approximately 2.1 million, 1.1 million and 1.0 million, respectively.

16.         COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings and Claims

From time to time the Company may be involved in claims arising in connection with its business. Based on information currently available, management believes that the amount, or range, of reasonably possible losses in connection with any pending actions against the Company will not be material to the Company’s financial condition or cash flows, and no contingent liabilities were accrued as of December 31, 2020 or 2019.

17.        SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial results from operations for the years ended December 31, 2020 and 2019 are as follows (in thousands, except per share amounts):

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$1,213	$1,836	$2,713	$1,809
Operating expenses	$22,982	$26,043	$19,874	$29,452
Net loss	$(22,373)	$(24,956)	$(18,108)	$(28,876)
Net loss per share - basic and diluted	$(0.25)	$(0.28)	$(0.20)	$(0.32)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$—	$18	$3,013	$2,250
Operating expenses	$25,498	$24,846	$25,102	$21,098
Net loss	$(26,144)	$(25,467)	$(23,539)	$(19,790)
Net loss per share - basic and diluted	$(0.42)	$(0.41)	$(0.37)	$(0.27)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
●Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Our management assessed our internal control over financial reporting as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	6/24/2014	3.1
3.2	Amended and Restated Bylaws	8-K	6/24/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S-1/A	6/18/2014	4.2
4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement by and among Ardelyx, Inc. and the purchasers signatory thereto, dated June 2, 2015	S-3	7/13/2015	4.3
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X
10.1	Termination Agreement, dated June 2, 2015, by and between AstraZeneca AB and Ardelyx, Inc.	10-Q	8/12/2015	10.1
10.2	Amendment No. 1 to Termination Agreement and to Manufacturing and Supply Agreement, dated November 2, 2015 by and between AstraZeneca AB and Ardelyx, Inc.	10-K	3/4/2016	10.1(d)
10.3(a)	Lease, dated August 8, 2008, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(a)
10.3(b)	First Amendment to Lease, dated December 20, 2012, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(b)
10.3(c)	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8-K	9/9/2014	10.1
10.3(d)	Third Amendment to Lease, dated April 28, 2016, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	10-Q	8/8/2016	10.3
10.4(a)#	Ardelyx, Inc. 2008 Stock Incentive Plan, as amended	S-1	5/19/2014	10.5(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Stock Incentive Plan, as amended	S-1	5/19/2014	10.5(b)
10.4(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2008 Stock Incentive Plan, as amended	S-1	5/19/2014	10.5(c)
10.5(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan	S-8	7/14/2014	99.3
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan	S-1/A	6/9/2014	10.6(b)
10.5(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan	S-1/A	6/9/2014	10.6(c)
10.6#	Form of Indemnification Agreement for directors and officers	S-1/A	6/9/2014	10.7
10.7#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab	S-1/A	6/9/2014	10.8
10.8#	Amended and Restated Change in Control Severance Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Jeffrey Jacobs, Ph.D.	S-1/A	6/9/2014	10.17
10.9#	Offer Letter, dated May 2, 2008, by and between Ardelyx, Inc. and Jeff Jacobs, Ph.D.	S-1/A	6/9/2014	10.12

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.10#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.13
10.11#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.14
10.12#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan	S-8	7/14/2014	99.6
10.13(a)#	Non-Employee Director Compensation Program	S-1/A	6/9/2014	10.21
10.13(b)#	Description of amendments to Non-Employee Director Compensation Program	8-K	3/9/2017	N/A
10.14	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated June 2, 2015	S-3	7/13/2015	99.1
10.15	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated July 14, 2016	10-Q	8/8/2016	10.2
10.16(a)#	Ardelyx, Inc. 2016 Employment Commencement Incentive Plan	S-8	11/10/2016	99.1
10.16(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/10/2016	99.2
10.16(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/10/2016	99.3
10.16(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/10/16	99.4
10.17††	License Agreement, dated November 27, 2017, by and between Kyowa Hakko Kirin Co. , Ltd. and Ardelyx, Inc.	10-K	3/14/2018	10.35
10.18††	License Agreement, dated December 11, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. and Ardelyx, Inc.	10-K	3/14/2018	10.36
10.19#	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and Elizabeth Grammer.	10-Q	5/8/2018	10.0
10.20#	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and David P. Rosenbaum, Ph.D.	10-Q	5/8/2018	10.1
10.21	Loan and Security Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.	10-Q	8/7/2018	10.1
10.22	Exit Fee Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.	10-Q	8/7/2018	10.2
10.23#	Transition and Separation Agreement dated July 8, 2018, by and between the Company and Reginald Seeto, MBBS.	10-Q	8/7/2018	10.3
10.24(a)#	Amended and Restated Non-Employee Director Compensation Program.	10-Q	5/7/2019	10.1
10.25#	Transition and Separation Agreement dated November 25, 2019, by and between the Company and Mark Kaufmann.	10-K	3/6/2020	10.3
10.26#	Offer Letter, dated April 27, 2020, by and between Ardelyx, Inc. and Susan Rodriguez	10-Q	8/6/2020	10.1

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.27#	Change in Control Severance Agreement dated June 2, 2020, by and between Ardelyx, Inc. and Susan Rodriguez	10-Q	8/6/2020	10.2
10.28#	Offer Letter, dated June 2, 2020, by and between Ardelyx, Inc. and Justin Renz	10-Q	8/6/2020	10.3
10.29#	Change in Control Severance Agreement, dated June 8, 2020, by and between Ardelyx, Inc. and Justin Renz	10-Q	8/6/2020	10.4
10.30††	Manufacturing Services Agreement, dated May 18, 2020, between Ardelyx, Inc. and Patheon Pharmaceuticals Inc.	10-Q	8/6/2020	10.5
10.31	Lease Agreement, dated December 30, 2020, by and between Ardelyx, Inc. and Prospect Fifth Ave, LLC.				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File
†	Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
††	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: March 8, 2021	By:	/s/ Michael Raab
Michael Raab
President Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Michael Raab and Justin Renz, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Raab	President, Chief Executive Officer and Director	March 8, 2021
Michael Raab	(Principal Executive Officer)

/s/ Justin Renz	Chief Financial Officer	March 8, 2021
Justin Renz	(Principal Financial and Accounting Officer)

/s/ David Mott	Chairman of the Board of Directors	March 8, 2021
David Mott

/s/ Robert Bazemore	Director	March 8, 2021
Robert Bazemore

/s/ William Bertrand, Jr.	Director	March 8, 2021
William Bertrand, Jr.

/s/ Geoffrey A. Block	Director	March 8, 2021
Geoffrey A. Block, M.D.

/s/ Onaiza Cadoret-Manier	Director	March 8, 2021
Onaiza Cadoret-Manier

/s/ Jan M. Lundberg	Director	March 8, 2021
Jan M. Lundberg, Ph.D.

/s/ Gordon Ringold	Director	March 8, 2021
Gordon Ringold, Ph.D.

/s/ Richard Rodgers	Director	March 8, 2021
Richard Rodgers