Form 10-Q
period 2021-03-31
ARDELYX, INC.
filed 2021-05-06
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
400 Fifth Avenue, Suite 210, Waltham, Massachusetts 02451
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of May 3, 2021, was 98,709,188.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$84,070	$91,032
Short-term investments	94,142	95,452
Accounts receivable	5,783	—
Prepaid expenses and other current assets	21,381	8,202
Total current assets	205,376	194,686
Property and equipment, net	2,292	1,936
Long-term investments	—	2,114
Right-of-use assets, net	1,667	2,274
Other assets	958	552
Total assets	$210,293	$201,562
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,378	$5,626
Accrued compensation and benefits	4,348	5,672
Current portion of operating lease liability	1,412	2,117
Loan payable, current portion	16,667	4,167
Deferred revenue	2,723	4,177
Accrued expenses and other current liabilities	11,262	6,657
Total current liabilities	41,790	28,416
Operating lease liability, net of current portion	397	413
Loan payable, net of current portion	34,348	46,621
Deferred revenue, non-current	2,947	—
Total liabilities	79,482	75,450
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 98,688,577 and 93,599,975 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	10	9
Additional paid-in capital	718,728	680,872
Accumulated deficit	(587,920)	(554,765)
Accumulated other comprehensive income	(7)	(4)
Total stockholders’ equity	130,811	126,112
Total liabilities and stockholders’ equity	$210,293	$201,562
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Collaborative development revenue	$1,454	$1,175
Product supply revenue	126	38
Licensing revenue	5,002	—
Total revenues	6,582	1,213
Operating expenses:
Cost of revenue	1,000	—
Research and development	20,456	15,844
General and administrative	17,131	7,138
Total operating expenses	38,587	22,982
Loss from operations	(32,005)	(21,769)
Interest expense	(1,100)	(1,357)
Other income (expense), net	(49)	753
Loss before provision for income taxes	(33,154)	(22,373)
Provision for income taxes	1	—
Net loss	$(33,155)	$(22,373)
Net loss per common share, basic and diluted	$(0.34)	$(0.25)
Shares used in computing net loss per share - basic and diluted	97,179,241	88,880,658
Comprehensive loss:
Net loss	$(33,155)	$(22,373)
Unrealized (losses) gains on available-for-sale securities	(3)	(64)
Comprehensive loss	$(33,158)	$(22,437)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2021 and 2020
(Unaudited)
(in thousands, except shares)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	93,599,975	$9	$680,872	$(554,765)	$(4)	$126,112
Issuance of common stock under employee stock purchase plan	102,208	—	478	—	—	478
Issuance of common stock upon exercise of options	10,507	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	35,100	—	—	—	—	—
Issuance of common stock in at-the-market offering	4,940,787	1	34,271			34,272
Stock-based compensation	—	—	3,087	—	—	3,087
Unrealized losses on available-for-sale securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(33,155)	—	(33,155)
Balance as of March 31, 2021	98,688,577	$10	$718,728	$(587,920)	$(7)	$130,811

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	88,817,741	$9	$647,078	$(460,452)	$20	$186,655
Issuance of common stock under employee stock purchase plan	75,804	—	375	—	—	375
Issuance of common stock upon exercise of options	141,551	—	216	—	—	216
Stock-based compensation	—	—	2,948	—	—	2,948
Unrealized gains on available-for-sale securities	—	—	—	—	(64)	(64)
Net loss	—	—	—	(22,373)	—	(22,373)
Balance as of March 31, 2020	89,035,096	$9	$650,617	$(482,825)	$(44)	$167,757
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(33,155)	$(22,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	422	492
Amortization of deferred financing costs	157	112
Amortization of deferred compensation for services	77	89
Amortization of (discount) premium on investment securities	157	(138)
Non-cash lease expense	607	502
Stock-based compensation	3,087	2,948
Change in derivative liabilities	36	82
Non-cash interest associated with debt discount accretion	70	127
Changes in operating assets and liabilities:
Accounts receivable	(5,783)	—
Prepaid expenses and other assets	(13,662)	(928)
Accounts payable	(248)	(1,174)
Accrued compensation and benefits	(1,324)	(2,502)
Operating lease liabilities	(721)	(614)
Accrued and other liabilities	7,517	(394)
Deferred revenue	(1,454)	(1,175)
Net cash used in operating activities	(44,217)	(24,946)
Investing activities
Proceeds from maturities and redemptions of investments	35,370	4,000
Purchases of investments	(32,107)	(54,858)
Purchases of property and equipment	(778)	(25)
Net cash provided by (used in) investing activities	2,485	(50,883)
Financing activities
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	34,272	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	498	591
Net cash provided by financing activities	34,770	591
Net decrease in cash and cash equivalents	(6,962)	(75,238)
Cash and cash equivalents at beginning of period	91,032	181,133
Cash and cash equivalents at end of period	$84,070	$105,895
Supplementary disclosure of cash flow information:
Cash paid for interest	$963	$1,142
Cash paid for income taxes	$—	$2
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$450	$5,810
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share amounts and where otherwise noted)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Ardelyx, Inc. (the “Company,” “we,” “us” or “our”) is a specialized biopharmaceutical company focused on discovering, developing and commercializing innovative first-in-class medicines to enhance the lives of patients with kidney and cardiorenal diseases.
We operate in one business segment, which is the research, development and commercialization of biopharmaceutical products.
Basis of Presentation
These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as our most recent annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly our financial position at March 31, 2021 and results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2021 and 2020.
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021, or for any other interim period or future year.
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
Liquidity
As of March 31, 2021, we had cash, cash equivalents and marketable securities of approximately $178.2 million. We believe our current available cash, cash equivalents marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following the filing of this Report on Form 10-Q. Failure to generate product revenue in a timely manner, or raise sufficient capital when needed, could have a negative impact on our financial condition and our ability to pursue our business strategies and could require us to significantly delay, scale back or discontinue one or more of our product development programs, commercialization efforts, or other aspects of our business plans, and our operating results and financial condition would be adversely affected.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
New Accounting Pronouncements - Recently Adopted

We have adopted no new accounting pronouncements other than those disclosed in our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. For smaller reporting companies the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. Management is currently assessing the impact of this standard on our financial statements.
NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Securities classified as cash, cash equivalents and short-term investments as of March 31, 2021 and December 31, 2020 are summarized below (in thousands):

	March 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$2,751	$—	$—	$2,751
Money market funds	76,676	—	—	76,676
Commercial paper	3,500	—	—	3,500
Corporate bonds	1,143	—	—	1,143
Total cash and cash equivalents	84,070	—	—	84,070
Short-term investments
Commercial paper	$73,542	$3	$(4)	$73,541
Corporate bonds	15,308	—	(6)	15,302
U.S. government-sponsored agency bonds	3,264	—	—	3,264
Asset-backed securities	2,035	—	—	2,035
Total short-term investments	94,149	3	(10)	94,142
Total cash equivalents and short-term investments	$178,219	$3	$(10)	$178,212

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$781	$—	$—	$781
Money market funds	88,151	—	—	88,151
Commercial paper	2,100	—	—	2,100
Total cash and cash equivalents	91,032	—	—	91,032
Short-term investments
Commercial paper	$60,631	$2	$(4)	$60,629
Corporate bonds	24,547	3	(6)	24,544
U.S. government-sponsored agency bonds	9,277	2	—	9,279
U.S. treasury notes	1,000	—	—	1,000
Total short-term investments	95,455	7	(10)	95,452
Long-term investments:
Corporate bonds	$2,115		$(1)	2,114
Total cash equivalents and short-term investments	$188,602	$7	$(11)	$188,598
We invest excess cash in marketable securities with high credit ratings. These securities consist primarily of money market funds, commercial paper, corporate bonds, asset-backed securities, and U.S. treasury and agency securities and are classified as “available-for-sale.”
All available-for-sale securities held as of March 31, 2021 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when the fair value of that security is less than its carrying cost, in which case we would further evaluate the investment to determine whether the security is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition or creditworthiness of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, we write the investment down through the statement of operations to its fair value and establishes that value as the new cost basis for the investment. Management has determined that none of our available-for-sale securities were other-than-temporarily impaired in any of the periods presented, and as of March 31, 2021, no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
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
The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1 –	Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. treasuries and trading securities with quoted prices on active markets.

Level 2 –	Valuations based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. treasuries and trading securities with quoted prices on active markets.

Level 3 –	Valuations based on unobservable inputs for which there is little or no market data, which require us to develop our own assumptions.

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$76,676	$76,676	$—	$—
Commercial paper	77,041	—	77,041	—
Corporate bonds	16,445	—	16,445	—
U.S. government-sponsored agency bonds	3,264	—	3,264	—
Asset-backed securities	2,035	—	2,035	—
Total	$175,461	$76,676	$98,785	$—

Liabilities:
Derivative liability for Exit Fee	$1,412	$—	$—	$1,412
Total	$1,412	$—	$—	$1,412

	December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$88,151	$88,151	$—	$—
Commercial paper	62,729	—	62,729	—
Corporate bonds	26,658	—	26,658	—
U.S. government-sponsored agency bonds	9,279	—	9,279	—
U.S. treasury notes	1,000	—	1,000	—
Total	$187,817	$88,151	$99,666	$—

Liabilities:
Derivative liability for Exit Fee	$1,376	$—	$—	$1,376
Total	$1,376	$—	$—	$1,376
Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, we estimate fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We classify U.S. government-sponsored agency bonds, U.S. treasury notes, corporate bonds, commercial paper, asset-backed securities and foreign currency derivative contracts as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities such as the Exit Fee, as defined and discussed in Note 4, are classified as Level 3.
The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both March 31, 2021 and December 31, 2020, due to their short-term nature.

Fair Value of Debt
The interest rate of our term loan facility approximates the rate at which we could obtain alternative financing. Therefore, the carrying amount of the term loan facility approximated its fair value at March 31, 2021 and December 31, 2020.

NOTE 4. COLLABORATION AND LICENSING AGREEMENTS
Kyowa Kirin Co., Ltd. (“KKC”)
2019 KKC Agreement
In November 2019, we entered into a research collaboration and option agreement with KKC (the “2019 KKC Agreement”) for research associated with identifying two preclinical compounds that are ready for designation as development compounds (“DCs”), with one compound inhibiting the first undisclosed target (“Program 1”), and a second inhibiting the second undisclosed target (“Program 2”). Pursuant to the 2019 KKC Agreement, upon completion of the research and designation by the research steering committee of one or more DCs, KKC has the right to execute one or more separate collaborative agreements relating to the development and commercialization of one or both DCs in certain specified  territories.
Under the terms of the 2019 KKC Agreement, KKC agreed to pay us a non-refundable, non-creditable upfront fee of $10.0 million, payable as follows: the first installment of $5.0 million within 30 days of November 11, 2019 (the “Effective Date”), and the second installment of $5.0 million on the first anniversary of the Effective Date, unless the 2019 KKC Agreement is earlier terminated by KKC due to material breach by us. The term of the 2019 KKC Agreement commenced on the Effective Date and ends on the earliest of: (i) 2 years following the Effective Date, (ii) the nomination of a program DC for both programs, (iii) the nomination of one program DC and the decision by the parties to cease research for the other program, or (iv) the decision by the parties to cease research for both programs.
During the three months ended March 31, 2021, we recognized $1.5 million as revenue under the 2019 KKC Agreement in the accompanying condensed statement of operations and comprehensive loss. The aggregate amount of the transaction price allocated to our partially unsatisfied performance obligations as of March 31, 2021 was $2.7 million which is presented in the accompanying condensed balance sheet as deferred revenue. As of March 31, 2021, we expect to recognize the remaining transaction price allocated to our partially unsatisfied performance obligations over the remaining research terms, which is currently expected to extend through the end of 2021. There were no significant changes in estimates associated with the 2019 KKC Agreement during the three months ended March 31, 2021.
2017 KKC Agreement
In November 2017, we entered into an exclusive license agreement with KKC (the “2017 KKC Agreement”), for the development, commercialization, and distribution of tenapanor in Japan for cardiorenal indications. We granted KKC an exclusive license to develop and commercialize certain sodium hydrogen exchanger 3 (“NHE3”) inhibitors including tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer. We retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those stated above. Pursuant to the 2017 KKC Agreement, KKC is responsible for all costs and expenses incurred in the development and commercialization of tenapanor for all licensed indications in Japan. We are responsible for supplying the tenapanor drug substance for KKC’s use in development and commercialization throughout the term of the 2017 KKC Agreement, provided that KKC may exercise an option to manufacture the tenapanor drug substance under certain conditions.
We assessed these arrangements in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments (“ASC 606”) and concluded that the contract counterparty, KKC, is a customer. Under the terms of the 2017 KKC Agreement, we received $30.0 million in upfront license fees, which was recognized as revenue when the agreement was executed. Based on our assessment, management determined that the license and the manufacturing supply services were its material performance obligations at the inception of the 2017 KKC Agreement, and as such, each of the performance obligations is distinct.
In addition to the up-front license fee received of $30.0 million, we may be entitled to receive up to $55.0 million in total development milestones, of which $10.0 million has been recognized as revenue and $5.0 million has been received as of March 31, 2021, and approximately ¥8.5 billion for commercialization milestones, or approximately $76.5 million at the currency exchange rate on March 31, 2021, as well as reimbursement of costs plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2021.
During the three months ended March 31, 2021 and 2020, we recognized $5.0 million and zero, respectively, as licensing revenue upon the achievement of development milestones. The $5.0 million development milestone recognized during the three months ended March 31, 2021 related to the initiation by KKC of phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia. During the three months ended March 31, 2021, we recognized $0.1 million as product supply revenue related to the manufacturing supply of tenapanor and other materials to KKC pursuant to the 2017 KKC Agreement. Similarly, for the three months ended March 31, 2020, $13.0 thousand was recognized as product supply revenue.
During the three months ended March 31, 2021 we recorded a $2.9 million prepayment that is due to us from KKC for the manufacturing of tenapanor drug substance. The prepayment is reflected within prepaid and other current assets and deferred revenue, non-current on our condensed balance sheet as of March 31, 2021.
Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”)
In December 2017, we entered into an exclusive license agreement with Fosun Pharma (the “Fosun Agreement”), for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and IBS-C. We assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, Fosun Pharma, is a customer. Under the terms of the Fosun Agreement, we received $12.0 million in upfront license fees which was recognized as revenue when the agreement was executed. Based on management’s assessment, we determined that the license and the manufacturing supply services represented the material performance obligations at the inception of the agreement, and as such, each of the performance obligations is distinct.
We may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2021.
We have recorded no revenue during the three months ended March 31, 2021 related to the Fosun Agreement.
Knight Therapeutics, Inc. (“Knight“)
In March 2018, we entered into an exclusive license agreement with Knight (the “Knight Agreement”), for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Knight, is a customer. Based on management’s assessment, we determined that the license and the manufacturing supply services represented the material performance obligations at the inception of the agreement, and as such, each of the performance obligations is distinct. Under the terms of the agreement, we received a $2.3 million nonrefundable, one-time upfront payment in March 2018 and are eligible to receive additional development and commercialization milestone payments worth up to $17.6 million. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at March 31, 2021.
AstraZeneca AB (“AstraZeneca”)
In June 2015, we entered into a termination agreement with AstraZeneca (the “AstraZeneca Termination Agreement”) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of March 31, 2021, to date in aggregate, we have recognized $11.6 million of the $75.0 million, which has been recorded as cost of revenue, and have paid AstraZeneca $10.6 million. For the three months ended March 31, 2021 we recognized and recorded as cost of revenue $1.0 million related to the AstraZeneca Termination Agreement. For the three months ended March 31, 2020 we recognized no cost of revenue related to the AstraZeneca Termination Agreement.
Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period. The current deferred revenue balance is attributable entirely to the 2019 KKC Agreement and the non-current deferred revenue balance is attributable entirely to the 2017 KKC Agreement.

Deferred revenue - current
Balance at December 31, 2020	$4,177
Decreases due to revenue recognized in the period for which cash has been received	(1,454)
Balance at March 31, 2021	$2,723

Deferred revenue - non-current
Balance at December 31, 2020	$—
Increases to amounts invoiced, for which cash has not yet been received	2,947
Balance at March 31, 2021	$2,947
NOTE 5. BORROWING
Solar Capital and Western Alliance Bank Loan Agreement
On May 16, 2018, we entered into a loan and security agreement (the “Loan Agreement”), with Solar Capital Ltd. and Western Alliance Bank (collectively the “Lenders”). The Loan Agreement provides for a $50.0 million term loan facility with a maturity date of November 1, 2022 (the “Term Loan”).
On October 9, 2020, we and the Lenders entered into an amendment to the Loan Agreement (“the 2020 Amendment”) to extend the date through which we are permitted to make interest-only payments on the Term Loan by twelve months to December 1, 2021. The 2020 amendment also requires that if either the FDA does not approve our New Drug Application ("NDA") for tenapanor for the control of serum phosphorus in adult patients with chronic kidney disease ("CKD") on dialysis on or before May 31, 2021 or the U.S. Food and Drug Administration ("FDA") issues a CRL with respect to our NDA Number 213931, then we are to begin principal payments on the earlier of June 1, 2021 or the first day of the month immediately following the date that the FDA issues us a CRL. On April 29, 2021, the FDA extended the Prescription Drug User Fee Act ("PDUFA") date for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis by three months to July 29, 2021, making it unlikely that the FDA would approve our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis on or before May 31, 2021.
In May 2021, we and the Lenders entered into an additional amendment to the Loan Agreement (“the 2021 Amendment”) to extend the date by which FDA approval is required in order to continue interest-only payments through December 1, 2021. The 2021 Amendment requires that if either the FDA does not approve our NDA Number 213931 for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis on or before July 31, 2021 or the FDA issues a complete response letter (“CRL”) for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, then we are to begin principal payments on the earlier of August 1, 2021 or the first day of the month immediately following the date that the FDA issues us a CRL. If principal repayments are required to begin prior to December 1, 2021 under the 2021 Amendment then the first principal repayment would include all payments that would have been due if principal repayment had begun on June 1, 2021.
We paid a closing fee of 1% of the Term Loan, or $0.5 million, upon the closing of the Term Loan, and $0.1 million upon closing of the 2020 Amendment. Under the Term Loan, we are also obligated to pay a final fee equal to 4.95% of the Term Loan upon the earliest to occur of the maturity date, the acceleration of the Term Loan, the prepayment or repayment of the Term Loan or the termination of the Loan Agreement. We may voluntarily prepay the outstanding Term Loan, subject to a prepayment premium of (i) 3% of the principal amount of the Term Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date. The Term Loan is secured by substantially all our assets, except for our intellectual property and certain other customary exclusions. Additionally, in connection with the Term Loan, we entered into the Exit Fee Agreement, as discussed in Note 6.
The Loan Agreement also contains customary events of default that entitle the Lender to cause us indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Term Loan, including our cash. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all amounts owed under the Loan Agreement. As of March 31, 2021, to our knowledge, there were no facts or circumstances in existence that would give rise to an event of default.
As of March 31, 2021, our future payment obligations related to the Term Loan, excluding interest payments and the Exit Fee, are as follows (in thousands):

Total repayment obligations	$52,475
Less: Unamortized discount and debt issuance costs	(449)
Less: Unaccreted value of final fee	(1,011)
Loan payable	51,015
Less: Loan payable, current portion	(16,667)
Loan payable, net of current portion	$34,348
NOTE 6.  DERIVATIVE LIABILITY
Exit Fee
In May 2018, in connection with entering into the Loan Agreement, as defined and discussed in Note 5, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash (the “Exit Fee”) upon any change of control transaction in respect of the Company or if we obtain both (i) FDA approval of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with irritable bowel syndrome with constipation (“IBS-C”), which was obtained on September 12, 2019 when the FDA approved IBSRELA® (tenapanor), a 50 milligram, twice daily oral pill for the treatment of IBS-C in adults (the “Exit Fee Agreement”). Notwithstanding the prepayment or termination of the Term Loan, as defined and discussed in Note 5, our obligation to pay the Exit Fee will expire on May 16, 2028. We concluded that the Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets.
The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative liability include: (i) our estimates of both the probability and timing of a potential $1.5 million payment to Solar Capital Ltd. and Western Alliance Bank as a result of the FDA approvals and (ii) a discount rate which was derived from our estimated cost of debt, adjusted with current LIBOR (or a comparable successor rate if LIBOR no longer exists). Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative liability and it is estimated that a 10% increase (decrease), not to exceed 100%, in the probability of occurrence would result in a fair value fluctuation of no more than $0.1 million.
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income (expense), net in our statements of operations and were as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Fair value of Exit Fee derivative liability at January 1	$1,376	$969
Change in estimated fair value of derivative liability	36	82
Fair value of Exit Fee derivative liability at March 31	$1,412	$1,051
NOTE 7. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.

The following table provides additional details of our facility leases presented in the condensed balance sheet as of March 31, 2021 (dollars in thousands):

Facilities
Right of use assets	$1,667

Current portion of lease liabilities	1,412
Operating lease liability, net of current portion	397
Total	$1,809

Weighted-average remaining life (years)	1.60
Weighted-average discount rate	11.23%
Lease costs, which are included in operating expenses in our statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$673	$648
Cash paid for operating leases	$1,565	$760
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of March 31, 2021:

Remainder of 2021	$1,463
Thereafter	469
Total undiscounted operating lease payments	1,932
Imputed interest expenses	(123)
Total operating lease liabilities	1,809
Less: Current portion of operating lease liability	(1,412)
Operating lease liability, net of current portion	$397

NOTE 8. STOCKHOLDERS’ EQUITY
At the Market Offerings Agreement
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC, deemed to be “at the market offerings.” During the three months ended March 31, 2021, we sold 4.9 million shares of our common stock for aggregate gross proceeds of $35.0 million at a weighted average price of $7.09 per share under the Open Market Sales Agreement. In aggregate during the life of the Open Market Sales Agreement, and as of March 31, 2021, we have sold 8.2 million shares of our common stock for gross proceeds of $56.7 million at a weighted average sales price of approximately $6.91 per share. Pursuant to the Open Market Sales Agreement, Jefferies, as sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the Open Market Sales Agreement.
NOTE 9. EQUITY INCENTIVE PLANS
Stock Option Plan
During the three months ended March 31, 2021, options were granted to employees and members of the board of directors to purchase 2.8 million shares of our common stock. The weighted-average grant-date estimated fair value of options granted during the three months ended March 31, 2021 was $6.51.

During the three months ended March 31, 2021, options were exercised to purchase 10.5 thousand shares of our common stock, resulting in net proceeds of approximately $0.5 million. During the three months ended March 31, 2020, options were exercised to purchase 0.1 million shares of or common stock, resulting in net proceeds of approximately $0.6 million.
Restricted Stock Units
During the three months ended March 31, 2021, we granted 0.9 million restricted stock units (“RSUs”) to our employees that will vest upon employees’ continued service relationship with us. During the three months ended March 31, 2020, we granted 0.9 million restricted stock units to our employees.
During both the three months ended March 31, 2021 and March 31, 2020, we granted no performance-based restricted stock units ("PRSUs") to our employees.
Employee Stock Purchase Plan
In February 2021, we sold 0.2 million shares of our common stock under our employee stock purchase program (the "ESPP"). The shares were purchased by employees at a purchase price of $5.84 per share resulting in proceeds to us of approximately $1.4 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. For the three months ended March 31, 2021 and 2020, we issued no shares of our common stock to members of the board of directors in accordance with the program.
Stock-Based Compensation
Stock-based compensation expense recognized for stock options, RSUs, PRSUs and the ESPP are recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$1,092	$1,058
General and administrative	1,995	1,890
Total	$3,087	$2,948
As of March 31, 2021, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following:

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock options	$25,723	3.1
RSUs	$6,246	3.7
ESPP	$399	0.4
NOTE 10. NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2021 and 2020, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(33,155)	$(22,373)
Denominator:
Weighted average common shares outstanding - basic and diluted	97,179,241	88,880,658
Net loss per share - basic and diluted	$(0.34)	$(0.25)
For the three months ended March 31, 2021, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 13.0 million.
For the three months ended March 31, 2020, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 11.9 million.
NOTE 11. CONTINGENCIES
From time to time we may be involved in claims arising in connection with our business. Based on information currently available, management believes that the amount, or range, of reasonably possible losses in connection with any pending actions against us would not be material to our financial condition or cash flows, and no contingent liabilities were accrued as of March 31, 2021 or 2020.
NOTE 12.  SUBSEQUENT EVENTS
On April 29, 2021, the FDA extended the PDUFA date for our NDA for tenapanor for control of serum phosphorus in adult patients with CKD on dialysis by three months to July 29, 2021.
In May 2021, we entered into an amendment to our loan and security agreement (the “Loan Agreement”), with Solar Capital Ltd. and Western Alliance Bank (collectively the “Lenders”) to extend the date by which FDA approval is required in order to continue interest-only payments through December 1, 2021. Please see Note 5. Borrowing for additional information.
ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx”, “Company”, “we”, “us”, and “our” refer to Ardelyx, Inc.
OVERVIEW
We are a specialized biopharmaceutical company focused on discovering, developing and commercializing innovative first-in-class medicines to enhance the lives of patients with kidney and cardiorenal diseases. This includes patients with chronic kidney disease ("CKD") on dialysis suffering from elevated serum phosphorus, or hyperphosphatemia; and CKD patients and/or heart failure patients with elevated serum potassium, or hyperkalemia. Tenapanor has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3, or NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption.

OUR PRODUCT PIPELINE
Tenapanor: A New Approach for The Control of Serum Phosphorus in CKD Patients on Dialysis
Our portfolio is led by the development of tenapanor, a first-in-class medicine for the control of serum phosphorus in adult patients with CKD on dialysis. Tenapanor for the control of serum phosphorus has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3 (“NHE3”). This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. On April 29, 2021, the U.S. Food and Drug Administration (“FDA”) determined that a submission we made in response to an information request from the FDA constituted a major amendment to our New Drug Application (“NDA”) for tenapanor for the control of serum phosphorus, resulting in a three-month extension of the PDUFA date to July 29, 2021. The FDA’s information request included a request for additional analyses of our clinical data.
We have exclusive rights to tenapanor in the U.S. and we have established agreements with Kyowa Kirin Co., Ltd. (“KKC”) in Japan, Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) in China and Knight Therapeutics, Inc. (“Knight“) in Canada for the development and commercialization of tenapanor for certain indications in their respective territories.
In December 2019, we reported statistically significant topline efficacy results from our second monotherapy Phase 3 clinical trial, the PHREEDOM trial, which evaluated tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The PHREEDOM trial followed a successful monotherapy Phase 3 clinical trial completed in 2017, the BLOCK trial, which achieved statistical significance for the primary endpoint. The only adverse event reported in these Phase 3 trials in less than 5% of patients was diarrhea, with an incidence rate of 52% in the PHREEDOM trial and 39% in the BLOCK trial, with most incidences in each trial being mild to moderate in nature. PHREEDOM is a one-year study with a 26-week open-label treatment period and a 12-week double-blind, placebo-controlled randomized withdrawal period followed by a 14-week open-label safety extension period. An active safety control group, for safety analysis only, received sevelamer, open-label, for the entire 52-week study period. Patients completing the PHREEDOM trial from both the tenapanor arm and the sevelamer active safety control arm had the option to participate in NORMALIZE, an ongoing open-label 18-month extension study.
In June 2020, we announced positive results from a planned interim data analysis from our ongoing NORMALIZE extension study evaluating tenapanor, as monotherapy or in combination with sevelamer, to achieve serum phosphorus levels in the normal range (2.5 – 4.5 mg/dL) in patients with CKD on dialysis. The NORMALIZE extension study allowed patients from our PHREEDOM study to continue therapy with tenapanor and enabled those patients in the PHREEDOM safety control arm receiving sevelamer carbonate to transition to tenapanor. The data from the planned interim analysis demonstrated that the use of tenapanor as monotherapy or in combination with sevelamer carbonate produces a significant phosphorus-lowering effect with a mean serum phosphorous reduction of 2.33 mg/dL, from a mean baseline phosphorus of 7.27 mg/dL at the beginning of the PHREEDOM trial to a mean of 4.94 mg/dL at the time of this analysis. Of the 171 patients in this interim analysis who completed up to 9 months of treatment in this extension study, up to 47.4% achieved a normal serum phosphorus level, and of those, the majority were on tenapanor alone or tenapanor with low dose sevelamer of three or fewer sevelamer tablets per day. These data represent a 58% improvement in the rate of patients who achieve a normal serum phosphorus level, as compared to current treatment practice data as reported in the April 2020 Dialysis Outcomes Practice Patterns Study (“DOPPS”) Practice Monitor. The DOPPS data demonstrate that, with currently available treatments, only 30% of patients have serum phosphorous levels less than 4.6 mg/dL. The only adverse event reported in greater than 5% of patients in NORMALIZE was diarrhea, with an incidence rate of 23.3%.
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
In June 2020, our partner KKC, a Japan-based global specialty pharmaceutical company exclusively developing tenapanor in Japan, presented results from a Phase 2 trial of tenapanor at the European Renal Association-European Dialysis and Transplant Association annual meeting (“ERA-EDTA 2020”). The trial was designed to evaluate if, with tenapanor, patients with hyperphosphatemia undergoing hemodialysis could achieve at least a 30% decrease in mean pill burden while maintaining their serum phosphorus level. The study results were statistically significant, with 71.6% (p<0.001) of patients achieving at least a 30% reduction in mean pill burden. The overall mean reduction in phosphate binder usage was 80% (reduction from 14.7 to 3.0 pills per day), while maintaining serum phosphorus control. The mean phosphorus level of patients entering the study on treatment with binders was 5.2 mg/dL at baseline and 4.7 mg/dL at the end of the 26-week study.

Tenapanor is the first therapy for phosphate management that blocks phosphorus absorption at the primary pathway of uptake. It is not a phosphate binder. Tenapanor is a novel, potent, small molecule, that has been shown in phase 3 studies to treat hyperphosphatemia as monotherapy and as a dual mechanism approach.
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
Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales. As of March 31, 2021, we had an accumulated deficit of $587.9 million.
We expect to continue to incur substantial operating losses for the foreseeable future as a result of costs associated with the following activities: our continued development of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis; our preparations for, and if approved, the commercialization of tenapanor in the United States for the control of serum phosphorus in adult patients with CKD on dialysis, or for any related indication, including significantly increased personnel costs associated with our commercial team; the performance of certain activities required as a result of our NDA approval of tenapanor for IBS-C; the continued development of RDX013 and the advancement of our research programs into the preclinical stage. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, as well as funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.
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
Impact of COVID-19
The global COVID-19 pandemic has impacted the operational decisions of companies worldwide. It also has created and may continue to create significant uncertainty in the global economy. We have undertaken measures to protect our employees, partners, collaborators, and vendors, some of which impact our normal operations. To date, we have been able to continue our operations with our workforce, most of whom are working remotely, and our pre-existing infrastructure that supports secure access to our internal systems. If, however, the COVID-19 pandemic has a substantial impact on the productivity of our employees, our ability to successfully prepare for the commercial launch of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, including our ability to hire and successfully integrate into the company the new personnel required to prepare for such launch, or our ability to progress our research and development efforts, the results of our operations and overall financial performance may be adversely impacted. The extent of the impact from the COVID-19 pandemic on our business will depend largely on future developments that are highly uncertain and cannot be predicted. For a discussion of risks of COVID-19 relating to our business, see “Part II: Other Information-Item 1A.- Risk Factors- Risks Related to Our Business- The ongoing COVID-19 pandemic, or any other outbreak of epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.” As of the date of issuance of this financial report, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions to the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained.
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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K filed with the SEC on March 8, 2021. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the three months ended March 31, 2021.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Organization and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).
Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through license, research and development collaborative agreements with various collaboration partners. We have not generated any revenue from commercial product sales. In the future, we may generate revenue from a combination of our own product sales, if regulatory approval is received, and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: whether we receive regulatory approval for tenapanor for the control of serum phosphorus in CDK patients on dialysis, and if such approval is received, the timing of such approval and the extent to which we are successful in our efforts to commercialize tenapanor for such indication; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our or our collaborators’ achievement of preclinical, clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; and the extent to which any of our product candidates are approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor, our ability to generate future revenue from our product sales or from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.
Cost of Revenue
Cost of revenue currently represents payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners should we elect to which we provide rights to develop and commercialize tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $11.6 million as cost of revenue under the AZ Termination Agreement since 2017.
Research and Development

We recognize all research and development expenses as they are incurred to support the discovery, research, development and manufacturing of our product candidates. Research and development expenses include, but are not limited to, the following:
•external research and development expenses incurred under agreements with consultants, third-party contract research organizations ("CROs") and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;
•expenses associated with supplies and materials consumed in connection with our research operations;
•    expenses associated with producing tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis prior to FDA approval;
•    other costs associated with research, clinical development and regulatory activities; and
•employee-related expenses, which include salaries, bonuses, benefits, travel and stock-based compensation;
•facilities and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense, information technology expense and other supplies.
We expect to continue to make substantial investments in research and development activities as we further progress the development of tenapanor, particularly if the FDA should require additional clinical trials in connection with our NDA for the control of serum phosphorus in adult patients with CKD on dialysis, RDX013 and our other product candidates, as we advance our research programs into the preclinical stage and as we continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. On April 29, 2021, the FDA determined that a submission we made in response to an information request from the FDA constituted a major amendment to our NDA for tenapanor for the control of serum phosphorus, resulting in a three-month extension of the PDUFA date to July 29, 2021. The FDA’s information request included a request for additional analyses of our clinical data. The FDA may act on our application either by issuing an approval letter or by issuing a Complete Response Letter (“CRL”). Should we wish to pursue our application after receiving a CRL, we can, if possible, resubmit the application with information that addresses the questions or issues identified by the FDA in order to support approval. Resubmissions are subject to review period targets, which vary depending on the underlying submission type and the content of the resubmission. We may not succeed in achieving marketing approval for our product candidates, including tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, the regulatory process, market acceptance, sufficient third-party coverage or reimbursement, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability.
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
Other Income, net
Other income, net consists of interest income earned on our cash and cash equivalents and available-for-sale investments, the periodic revaluation of the exit fee related to our loan and currency exchange gains and losses.
RESULTS OF OPERATIONS
The results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2021, for any other interim period, or for any other future year.
Comparison of the three months ended March 31, 2021 and 2020
Revenue
Below is a summary of our total revenue (dollar amounts in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Collaborative development revenue	$1,454	$1,175	$279	23.7%
Product supply revenue	126	38	88	231.6%
Licensing revenue	5,002	—	5,002	(a)
Total revenues	$6,582	$1,213	$5,369	442.6%
(a) Percent change is not meaningful.
The increase to total revenues during the three months ended March 31, 2021 as compared to the same period in 2020 is primarily attributable to a $5.0 million development milestone which we earned upon the initiation by KKC of phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia. There was no comparable revenue during the three months ended March 31, 2020.
Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Cost of revenue	$1,000	$—	$1,000	(a)
Research and development	20,456	15,844	4,612	29.1%
General and administrative	17,131	7,138	9,993	140.0%
Total operating expenses	$38,587	$22,982	$15,605	67.9%
(a) Percent change is not meaningful.
Cost of revenue
The increase in cost of revenue for the three months ended March 31, 2021 was for payment due to AstraZeneca under the AZ Termination Agreement related to the development milestone we earned upon the initiation by KKC of phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia.

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
External R&D expenses	$11,508	$9,197	$2,311	25.1%
Employee-related expenses	7,220	4,994	2,226	44.6%
Facilities, equipment and depreciation expenses	1,284	1,593	(309)	(19.4)%
Other	444	60	384	640.0%
Total research and development expenses	$20,456	$15,844	$4,612	29.1%

The increase in our external R&D expenses for the three months ended March 31, 2021 is primarily the result of clinical study costs from the advancement of our OPTIMIZE study which were partially offset by lower costs for the PHREEDOM clinical study. The increase in our employee-related expenses for the three months ended March 31, 2021 is related to recruiting, compensation and benefits expenses for our research and development workforce.
General and Administrative
The increase in general and administrative expenses for the three months ended March 31, 2021 was primarily due to an increase in costs associated with building and staffing our commercial infrastructure and teams as we prepare for the U.S. launch of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The increase consisted of headcount and related personnel costs and an increase in external spending for disease awareness initiatives, commercial infrastructure and strategy, partially offset by a decrease in stock-based compensation costs related to performance-based restricted stock units.
Other Income (Expense), net
Below is a summary of our other income (expense), net (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Interest expense	$(1,100)	$(1,357)	$257	(18.9)%
Other income (expense), net	(49)	753	(802)	(106.5)%
Total other income (expense), net	$(1,149)	$(604)	$(545)	90.2%

Interest Expense
The decrease in interest expense for the three months ended March 31, 2021 was primarily due to lower interest rates on our variable-rate term loan.
Other Income, net
The decrease in other income (expense), net for the three months ended March 31, 2021 was primarily due to a decrease in investment income and an increase to the exit fee accretion related to our term loan agreement.

Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$84,070	$91,032
Marketable securities - current	94,142	95,452
Marketable securities - non-current	—	2,114
Total liquid funds	$178,256	$188,642
As of March 31, 2021, we had cash, cash equivalents and marketable securities totaling $178.2 million compared to $188.6 million as of December 31, 2020.
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC, deemed to be “at the market offerings.” During the three months ended March 31, 2021, we sold 4.9 million shares of our common stock for aggregate gross proceeds of $35.0 million at a weighted average price of $7.09 per share under the Open Market Sales Agreement. In aggregate during the life of the Open Market Sales Agreement, and as of March 31, 2021, we have sold 8.2 million shares of our common stock for gross proceeds of $56.7 million at a weighted average sales price of approximately $6.91 per share. Pursuant to the Open Market Sales Agreement, Jefferies, as sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the Open Market Sales Agreement.
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
Funding Requirements
We believe that our existing capital resources as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. There are numerous risks and uncertainties associated with research, development and commercialization initiatives, and actual results could vary materially as a result of a number of factors, many of which are outside of our control. Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the FDA’s actions and decisions with respect to the NDA submitted to the FDA on June 30, 2020 to request marketing authorization for tenapanor for the control of serum phosphorus in adult CKD patients on dialysis, including the FDA’s actions after the three-month extension of the PDUFA date to July 29, 2021;
•    our ability to successfully commercialize tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication, if approved, either alone or with one or more collaboration partners;
•    the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved;
•    the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;

•    the selling and marketing costs associated with tenapanor, including the cost and timing of maintaining our sales and marketing capabilities;
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
CASH FLOW ACTIVITIES
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(44,217)	$(24,946)
Cash (used in) provided by investing activities	2,485	(50,883)
Cash provided by financing activities	34,770	591
Net decrease in cash and cash equivalents	$(6,962)	$(75,238)

Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2021 increased by $19.3 million as a result of our increased net loss for the period. The increased net loss was primarily driven by costs associated with building and staffing our commercial infrastructure and teams as we prepare for the U.S. launch of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. An increase of $12.7 million of cash used in prepaid expenses and other assets which was primarily for prepayments for raw materials and production of tenapanor also contributed to the increase in net cash used during the three months ended March 31, 2021.
Cash Flows from Investing Activities
Net cash provided by investing activities increased by $53.4 million as a our investment maturities increased to fully offset the cost to purchase investments. During the three months ended March 31, 2020, investment purchases exceeded maturities by approximately $50.9 million.
Cash Flows from Financing Activities
Net cash provided by financing activities increased by $34.2 million due to net proceeds from issuance of our common stock pursuant to the Open Market Sales Agreement, or at-the-market offering.

Off-Balance Sheet Arrangements
As of March 31, 2021 and 2020, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
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
As of March 31, 2021, we had cash, cash equivalents and marketable securities of $178.2 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month London Interbank Offered Rate (“LIBOR”), plus 7.45% per annum. A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.1 million for the three months ended March 31, 2021. As of March 31, 2021, we had an aggregate principal amount of $50.0 million outstanding pursuant to our Loan Agreement.
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
As of March 31, 2021, we had no open forward foreign currency exchange contracts.
ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2021, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of March 31, 2021.
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
Summary of Principal Risks Related to Our Business
•    We are substantially dependent on the success of our lead product candidate, tenapanor, which may not receive regulatory approval for the control of serum phosphorus in adult patients with CKD on dialysis or for any other related indication, and if approved, may not be successfully commercialized for such indication. On April 29, 2021, the U.S. Food and Drug Administration (“FDA”) determined that a submission we made in response to an information request from the FDA constituted a major amendment to our New Drug Application (“NDA”) for tenapanor for the control of serum phosphorus, resulting in a three-month extension of the PDUFA date to July 29, 2021. The FDA’s information request included a request for additional analyses of our clinical data. The FDA may act on our application by issuing either an approval letter or a Complete Response Letter (“CRL.”). Should we wish to pursue our application after receiving a CRL, we may, if possible, resubmit the application with information that addresses the questions or issues identified by the FDA in order to support approval. Resubmissions are subject to review period targets, which vary depending on the underlying submission type and the content of the resubmission.
•    Even if we are successful in obtaining regulatory approval for tenapanor for the control of serum phosphorus or for any other related indication, and tenapanor is ultimately commercialized for any approved indications, tenapanor may never achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. Additionally, if the number of patients in the market for tenapanor for the approved indication or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor.
•    Third-party payor coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for tenapanor, if approved, could limit our ability to market tenapanor for the approved indication and decrease our ability to generate revenue. For example, certain policies of the Biden administration with respect to drug pricing or reimbursement may impact our business and industry. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the approved indication for adult patients with CKD on dialysis. If we are successful in obtaining regulatory approval to market tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for any other related indication, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether and when tenapanor, along with other oral end-stage renal disease (“ESRD”) related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur.
•    We have hired sales and marketing leadership and employees with technical expertise, and we are required to train, retain and incentivize those sales and marketing personnel. The FDA has extended our PDUFA date to July 29, 2021, and there can be no assurances that we will be successful in retaining our sales and marketing leadership or other key employees necessary for commercial launch throughout this extension, or that we will be able to replace any such leadership or other sales personnel that may leave the Company. Retaining and incentivizing our commercial personnel throughout our extended PDUFA date and thereafter will continue to be expensive and time consuming.
•    We rely completely on third parties to manufacture tenapanor and our other product candidates. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of tenapanor, if approved, and our development efforts for tenapanor, RDX013 and our other product candidates may be materially harmed.
•    We have a limited operating history, have incurred significant losses since our inception and will incur losses in the future, which makes it difficult for us to assess our future viability.
•    We have never generated any revenue from product sales and may never be profitable. Our ability to generate future revenue from product sales or pursuant to milestone payments is dependent upon many factors, including, but not limited to, obtaining regulatory approvals for tenapanor for the control of serum phosphorus or for any other related indication, and establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate supply of product to support the market demand for tenapanor; and obtaining market acceptance of tenapanor as a viable treatment option for the indications for which it is approved and commercialized.
•    We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our pre-commercialization efforts for tenapanor and our other product development and platform development activities
•    We may not be successful in our efforts to develop RDX013 or expand our pipeline of product candidates, as a result of numerous factors, which may include the inability to access capital necessary to fund such efforts on acceptable terms.
•    We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources.
•    The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic may impact our business, manufacturing, preclinical development activities, preclinical studies, planned and ongoing clinical trials, as well as regulators' review of applications will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing, quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Specifically, while our Phase 3 clinical development of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication is complete, we have ongoing and planned clinical trials for tenapanor or may be required to conduct additional clinical trials, that may be delayed as a result of the restrictions placed on access to dialysis centers during the COVID-19 pandemic or regulators' review of our applications.

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
•    Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
•    Our products or product candidates may cause undesirable side effects or have other properties that could delay our clinical trials, or delay or prevent regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any regulatory approval that is achieved. If we or others identify undesirable side effects caused by any product candidate following receipt of marketing approval, the ability for us or a collaboration partner to achieve or maintain market acceptance of the approved product could be materially affected and could result in the loss of significant revenue to us, which would materially and adversely affect our results of operations and business.
•    The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, including tenapanor for the control of serum phosphorus, or any related indication, our business will be substantially harmed. Even if we receive regulatory approval for a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Principal Risks Related to Our Business
We are substantially dependent on the success of our lead product candidate, tenapanor, which may not receive regulatory approval for the control of serum phosphorus or for any other related indication or be successfully commercialized for hyperphosphatemia or IBS-C.
To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor, which is currently our lead product candidate. The commercial success of tenapanor will depend on a number of factors, including whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval for the control of serum phosphorus, or any other related indication. On April 29, 2021, the FDA determined that a submission we made in response to an information request from the FDA constituted a major amendment to our NDA, resulting in a three-month extension of the PDUFA date to July 29, 2021. The FDA’s information request included a request for additional analyses of our clinical data. The FDA may act on our application by issuing an approval letter or a CRL. Should we wish to pursue an application after receiving a CRL, we may, if possible, resubmit the application with information that addresses the questions or issues identified by the FDA in order to support approval. Resubmissions are subject to review period targets, which vary depending on the underlying submission type, the content of the resubmission and regulators' ability to conduct the review. If we are successful in obtaining approval for tenapanor for the control of serum phosphorus, or for a related indication, the commercial success of tenapanor will depend on a number of additional factors, including the following:
•    the ability of the third-party manufacturers we contract with to provide an adequate (in amount and quality) supply of product to support the market demand for tenapanor for the treatment of IBS-C, and/or if approved, tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication, particularly in light of the effects of the COVID-19 pandemic;
•    whether or not the content and breadth of the label approved by the FDA or foreign regulatory authorities may materially and adversely impact our ability or the ability of our collaboration partners to commercialize the product for the approved indication, or for any other indication;
•    whether we will be required to conduct clinical trials in addition to those anticipated to obtain regulatory approval or adequate commercial pricing;
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
•    our ability, alone or with collaboration partners, to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications for tenapanor for the treatment of IBS-C, and, if approved, for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication;
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
As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. Although tenapanor met the primary endpoints in all of the three Phase 3 clinical trials evaluating tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, the FDA requested additional analyses of the clinical data submitted in our NDA in order to more fully evaluate our clinical data, including as compared to approved therapies. The submission of the new analyses was determined to be a major amendment to our NDA, and resulted in a three month extension of our PDUFA date. There can be no assurances that we will receive regulatory approval to market tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for any other related indication. The FDA, after consideration of our submission may issue a CRL. Further, it may not be possible or practicable to demonstrate, or if approved, to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. If the number of patients in the market for tenapanor based on the approved indication or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for any other related indication, if approved, or for IBS-C if commercialized. There can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in obtaining approval for tenapanor for the control of serum phosphorus or for any other related indication, or we are not successful in commercializing tenapanor, or are significantly delayed in doing so, our business will be materially harmed.
Even if we are successful in obtaining regulatory approval for tenapanor for the control of serum phosphorus or for any other related indication, and tenapanor is ultimately commercialized for any approved indications, tenapanor may never achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.
Market acceptance of tenapanor for IBS-C and, in the event that marketing approval is obtained, for the control of serum phosphorus or for another other related indication, depends on a number of factors, including:
•    the breadth and content of the approved label, and the clinical indications for which it is approved;
•    the efficacy demonstrated in our clinical trials;
•    with respect to tenapanor for the control of serum phosphorus or for another other related indication, whether tenapanor, along with other oral only medications, are included in the bundled prospective payment system for the treatment of ESRD patients, and the time and manner in which such transition is achieved;

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
If we are not able to retain our sales and marketing leadership and other key employees during the extended PDUFA date, and we are not able to replace any lost personnel we may not be able to commercialize tenapanor or any of our other product candidates.
If approved, we currently plan to commercialize tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another related indication, on our own. We have hired sales leadership and sales employees with technical expertise, and we are required to train, retain and incentivize those sales personnel. The FDA has extended our PDUFA date to July 29, 2021, and there can be no assurances that we will be successful in retaining our sales and marketing leadership or other key employees necessary for commercial launch throughout this extension, or that we will be able to replace any such leadership or other sales personnel that may leave the Company. Retaining and incentivizing our commercial personnel throughout our extended PDUFA date and thereafter will continue to be expensive and time consuming. Even if we are able to retain our key sales and marketing leadership during this extended PDUFA date, and tenapanor is approved for the control of serum phosphorus in adult patients with CKD on dialysis, or any related indication, as a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in managing and retaining a sales organization, including our ability to secure the capital necessary to fund such efforts on acceptable terms, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team.
If we fail to maintain or replace our internal sales, marketing and distribution capabilities, we may need to delay the commercialization of tenapanor for the control of serum phosphorus or for another other related indication, if approved, or such commercialization could be adversely impacted.
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
There is increased uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in CKD patients on dialysis or for another other related indication. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without injectable or intravenous equivalents in the bundled payment was initially delayed until January 1, 2014 and through several subsequent legislative actions was delayed until January 1, 2025. As a result, absent further legislation or regulation on this matter, beginning in 2025, oral ESRD-related drugs without injectable or intravenous equivalents may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on tenapanor and our business should tenapanor be brought into the bundle in 2025, or at any time, we may be unable to sell tenapanor, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production are higher than levels necessary for an appropriate gross margin after payment of all discounts, rebates and chargebacks.
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
If our contract manufacturers fail to adhere to applicable GMP or other regulatory requirements, experience delays or disruptions in the availability of raw materials or experience manufacturing or distribution problems, we may suffer significant consequences, including the inability to meet our product requirements for our clinical development programs, and if tenapanor is approved for marketing for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication, such events could result in product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. As a result, or if maximum or available manufacturing capacities are insufficient to meet demand, our development or our commercialization efforts for tenapanor for the control of serum phosphorus or for another other related indication, if approved, may be materially harmed.
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
We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant research, development and other expenses related to our ongoing operations. As of March 31, 2021, we had an accumulated deficit of $587.9 million.
We expect to continue to incur substantial operating losses for the foreseeable future as we prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor for the control of serum phosphorus in CKD patients on dialysis or for another other related indication; as we commence commercialization of tenapanor for that or another related indication, if approved; as we incur development costs for RDX013; and as we continue our discovery and research activities.
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
We received FDA approval for our NDA for tenapanor for the treatment of IBS-C in adults in September 2019. However, we have not commercialized tenapanor for IBS-C ourselves in the United States and have not entered into a collaboration partnership for such commercialization. We have no other products approved for sale and have never generated any revenue from product sales. On April 29, 2021, the FDA determined that a submission we made in response to an information request from the FDA related to our NDA for the control of serum phosphorus in adult patients with CKD on dialysis constituted a major amendment to our NDA, resulting in a three-month extension of the PDUFA date to July 29, 2021. The FDA’s information request included a request for additional analyses of our clinical data. The FDA may act on our application by either issuing an approval letter or a CRL. Should we wish to pursue an application after receiving a CRL, we may, if possible, resubmit the application with information that addresses the questions or issues identified by the FDA in order to support approval. Resubmissions are subject to review period targets, which vary depending on the underlying submission type and the content of the resubmission. There can be no assurances that our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis will be approved for such indication or any other related indication. Our ability to generate revenue from product sales and achieve profitability depends on our ability to obtain such approval by the FDA and the ability of our collaboration partners to obtain regulatory approval to market tenapanor in their respective territories. There can be no assurances that we will generate product revenue from sales of tenapanor, either on our own, or with a collaboration partner. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:
•    obtaining regulatory approvals for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication, either on our own or with one or more collaboration partners;
•    our ability to successfully commercialize tenapanor, which has been approved by the FDA for the treatment of IBS-C in adults, and/or tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication, if approved, either on our own or with one or more collaboration partners;
•    establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support the market demand for tenapanor for the treatment of IBS-C, and/or, if approved, tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication;
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
In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, the breadth of the indication and the label for which approval is granted, accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See Note 12, Collaboration and Licensing Agreements, in the notes to our financial statements, included in Part II, Item 8, for details on our obligations to AstraZeneca. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor, which, if approved, will be marketed for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication. If we are successful in obtaining regulatory approval to market tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether and when tenapanor, along with other oral end-stage renal disease (“ESRD”) related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur. See “Third-party payor coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of patients for the approved indication suitable for tenapanor is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.
We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts for tenapanor for the control of serum phosphorus or for another other related indication, if approved, and our other product development and platform development activities.
Since our inception, most of our resources have been dedicated to our research and development activities, including developing our clinical product candidate tenapanor and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including, if approved, costs associated with the commercialization of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication, research and development, conducting preclinical studies and clinical trials for our other programs, including RDX013, obtaining regulatory approvals, scaling our manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization or co-promotion of any of our product candidates. Our future funding requirements will depend on many factors, including, but not limited to:
•    the FDA’s actions and decisions with respect to the NDA submitted to the FDA on June 30, 2020 to request marketing authorization for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, including the FDA’s actions after the three-month extension of the PDUFA date to July 29, 2021;
•    our ability to successfully commercialize tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication, if approved, either alone or with one or more collaboration partners;
•    the sales price and the availability of adequate third-party reimbursement for tenapanor, if approved;
•    the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
•    the selling and marketing costs associated with tenapanor, including the cost and timing of maintaining our sales and marketing capabilities;
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
•    the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
•    the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank in May 2018, as amended in October 2020, March 2021 and May 2021.
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
On May 16, 2018, we entered into a loan and security agreement with Solar Capital, Ltd. and Western Alliance Bank (collectively, the “Lenders”) pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility with a maturity date of November 1, 2022. On October 9, 2020, we entered into an amendment to the loan and security agreement. The full amount of the loan was funded on May 16, 2018. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
We are permitted to make interest only payments on the loan facility through December 1, 2021, unless we have not received FDA approval for our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis on or before July 31, 2021, or the FDA issues a complete response letter in connection with such NDA. In either event, the period in which we are permitted to make interest only payments shall end on the earlier of June 1, 2021, or the first day of the month following the date that the FDA issues a CRL. However, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lenders determine that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lenders to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others’ rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The Lenders could also exercise their rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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
•    we or a collaboration partner may be required to recall the product;
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
•    we or a collaboration partner may be subject to fines, injunctions or the imposition of civil or criminal penalties;
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
For example, tenapanor, if approved for the control of serum phosphorus in adult patients with CKD on dialysis or for another related indication, will compete with phosphate binders used for the same or similar indication`. If approved, our label for tenapanor for the control of serum phosphorus may include data comparing the effectiveness of tenapanor to phosphate binders used for the same indication. The various types of phosphate binders commercialized in the United States include the following:
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
It is possible that our competitors' drugs may be less expensive and more effective than our product candidates, or that will render our product candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our collaboration partners can launch any products developed from our product candidates. We also anticipate that we will face increased competition in the future as new companies enter into our target markets.
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
•    manage any commercialization activities in which we may engage effectively;
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
As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act ("CCPA") on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs, and/or of our efforts to commercialize tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication, if approved. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA. Moreover, if a computer security breach affects our systems or those of our collaborators, CROs or other contractors, or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.
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
As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”) failing to take appropriate steps to keep consumers’ personnel information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the “FTCA”) 15 U.S. C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. We may also be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. For example, California recently enacted legislation the CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
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
Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus (“COVID-19”) pandemic or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, could disrupt our business. Business disruptions could include disruptions or restrictions on our ability to conduct our clinical trials, as planned, travel, as well as temporary closures of the facilities of our collaboration partners, suppliers or contract manufacturers. Any disruption of our clinical trial operations, collaboration partners, suppliers or contract manufacturers could adversely impact our operating results.
Economic and health conditions related to the COVID-19 pandemic in the United States and across most of the globe remain uncertain and continue to evolve. While at this point, the extent to which the coronavirus outbreak may impact our results is uncertain, it could result in delays in the manufacture of tenapanor, or in the delivery of key intermediates or raw materials required to manufacture tenapanor or delays in clinical development activities by us, or our collaboration partners. It could also materially and negatively impact our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including our ability to educate physicians and patients about the benefits, administration and use of tenapanor.
•    As a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•    While our Phase 3 clinical development of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis is complete, we have ongoing and planned clinical trials for tenapanor and an ongoing Phase 2 clinical trial for RDX013, any of which may be delayed as a result the COVID-19 outbreak. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining Institutional Review Board approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.
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
•    The FDA and comparable foreign regulatory agencies may continue to experience operational interruptions or delays, which may impact timelines for regulatory submission, trial initiation and regulatory approval.
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
The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors. The FDA and comparable foreign authorities have substantial discretion in the approval process and we may encounter matters with the FDA or such comparable authorities that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, the FDA may require us to conduct additional studies for a drug product either prior to or post-approval, such as additional drug-drug interaction studies or safety or efficacy studies, or it may object to elements of our clinical development program such as the number of subjects in our current clinical trials from the United States. Additionally, on April 29, 2021, the FDA determined that a submission we made in response to an information request from the FDA constituted a major amendment to our NDA for tenapanor for the control of serum phosphorus, resulting in a three-month extension of the PDUFA date to July 29, 2021. The FDA’s information request included a request for additional analyses of our clinical data. The FDA may act on our application by either issuing an approval letter or a CRL. Should we wish to pursue our application after receiving a CRL, we may, if possible, resubmit the application with information that addresses the questions or issues identified by the FDA in order to support approval. Resubmissions are subject to review period targets, which vary depending on the underlying submission type and the content of the resubmission. The FDA’s information request included a request for additional analyses of our clinical data. Finally, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or result in a decision not to approve an application for regulatory approval. Despite the time and expense exerted, failure can occur at any stage.
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
Even if a drug is approved by the FDA or foreign regulatory authorities, the manufacturing processes, labeling, packaging, distribution, pharmacovigilance, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP regulations for any clinical trials that we conduct post-approval. As such, we and our third-party contract manufacturers will be subject to continual review and periodic inspections to assess compliance with regulatory requirements. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. Regulatory authorities may also impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.
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
•    the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•    federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•    the federal physician sunshine requirements under the ACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, certain other healthcare providers beginning in 2022, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
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
In addition, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model. In the United States, the ACA was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-

sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 included a provision repealing, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The Supreme Court heard argument on this case on November 10, 2020. On February 10, 2021, the Department of Justice notified the Court of the federal government’s change in position from that presented in its brief on the merits filed in the case. It is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal, or replace the ACA will impact the ACA or our business. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability, and the level of taxes that we are required to pay.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These new laws, among other things, included aggregate reductions of Medicare payments of 2% per fiscal year to providers that will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:
•    announcements of regulatory decisions regarding our NDA seeking marketing approval for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication;
•    results of regulatory inspections of our facilities or those of our contract manufacturing organizations, or specific label restrictions or patient populations for tenapanor’s use, or changes or delays in the regulatory review process;

•    announcements regarding whether tenapanor, alone or with other oral only medications, will be included in the bundled prospective payment system for the treatment of ESRD patients, and the time and manner in which such transition is achieved;
•    results from, or any delays in, our RDX013 Phase 2 clinical trial;
•    announcements relating to our current or future collaboration partnerships;
•    announcements of therapeutic innovations or new products by us or our competitors;
•    adverse actions taken by regulatory agencies with respect to our product label, our clinical trials, manufacturing supply chain or sales and marketing activities;
•    changes or developments in laws or regulations applicable to our approved products or our product candidates;
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
Based on the number of shares outstanding as of March 31, 2021, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 40.8% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2021, we had approximately 98.7 million shares of common stock outstanding. Of those shares, approximately 37.4 million were held by current directors, executive officers and stockholders owning 5% or more of our outstanding common stock.
As of March 31, 2021, 1.0 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 12.3 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.       OTHER INFORMATION
(a)None.
ITEM 6.       Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Third Amendment to the Loan and Security Agreement, dated May 5, 2021, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2021 and 2020, and (iv) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: May 6, 2021	By:	/s/ Justin Renz
Justin Renz
Chief Financial Officer
(Chief Accounting and Principal Financial Officer)