Form 10-Q
period 2021-06-30
ARDELYX, INC.
filed 2021-08-13
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of August 10, 2021, was 103,119,010.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$86,745	$91,032
Short-term investments	85,064	95,452
Prepaid expenses and other current assets	14,683	8,202
Total current assets	186,492	194,686
Property and equipment, net	2,666	1,936
Long-term investments	—	2,114
Right-of-use assets, net	14,519	2,274
Other assets	1,305	552
Total assets	$204,982	$201,562
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,587	$5,626
Accrued compensation and benefits	5,939	5,672
Current portion of operating lease liability	3,184	2,117
Loan payable, current portion	36,111	4,167
Deferred revenue	1,412	4,177
Accrued expenses and other current liabilities	8,552	6,657
Total current liabilities	57,785	28,416
Operating lease liability, net of current portion	11,548	413
Loan payable, net of current portion	15,133	46,621
Deferred revenue, non-current	2,947	—
Total liabilities	87,413	75,450
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 102,967,017 and 93,599,975 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	10	9
Additional paid-in capital	750,664	680,872
Accumulated deficit	(633,109)	(554,765)
Accumulated other comprehensive income (loss)	4	(4)
Total stockholders’ equity	117,569	126,112
Total liabilities and stockholders’ equity	$204,982	$201,562
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Collaborative development revenue	$1,310	$1,125	$2,764	$2,300
Product supply revenue	—	5	126	43
Licensing revenue	3	706	5,005	706
Total revenues	1,313	1,836	7,895	3,049
Operating expenses:
Cost of revenue	—	141	1,000	141
Research and development	26,021	18,864	46,477	34,708
General and administrative	20,124	7,038	37,255	14,176
Total operating expenses	46,145	26,043	84,732	49,025
Loss from operations	(44,832)	(24,207)	(76,837)	(45,976)
Interest expense	(1,202)	(1,226)	(2,302)	(2,583)
Other income, net	847	477	798	1,230
Loss before provision for income taxes	(45,187)	(24,956)	(78,341)	(47,329)
Provision for income taxes	2	—	3	—
Net loss	$(45,189)	$(24,956)	$(78,344)	$(47,329)
Net loss per common share, basic and diluted	$(0.45)	$(0.28)	$(0.79)	$(0.53)
Shares used in computing net loss per share - basic and diluted	100,040,083	89,080,046	98,617,564	88,890,353
Comprehensive loss:
Net loss	$(45,189)	$(24,956)	$(78,344)	$(47,329)
Unrealized gains on available-for-sale securities	11	361	8	297
Comprehensive loss	$(45,178)	$(24,595)	$(78,336)	$(47,032)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months ended June 30, 2021
(Unaudited)
(in thousands, except shares)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2021	98,688,577	$10	$718,728	$(587,920)	$(7)	$130,811
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock upon exercise of options	194,799	—	543	—	—	543
Issuance of common stock upon vesting of restricted stock units	44,684	—	—	—	—	—
Issuance of common stock in at-the-market offering	4,038,957	—	28,174			28,174
Stock-based compensation	—	—	3,219	—	—	3,219
Unrealized gains on available-for-sale securities	—	—	—	—	11	11
Net loss	—	—	—	(45,189)	—	(45,189)
Balance as of June 30, 2021	102,967,017	$10	$750,664	$(633,109)	$4	$117,569

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	93,599,975	$9	$680,872	$(554,765)	$(4)	$126,112
Issuance of common stock under employee stock purchase plan	102,208	—	478	—	—	478
Issuance of common stock upon exercise of options	205,306	—	563	—	—	563
Issuance of common stock upon vesting of restricted stock units	79,784	—	—	—	—	—
Issuance of common stock in at-the-market offering	8,979,744	1	62,445	—	—	62,446
Stock-based compensation	—	—	6,306	—	—	6,306
Unrealized gains on available-for-sale securities	—	—	—	—	8	8
Net loss	—	—	—	(78,344)	—	(78,344)
Balance as of June 30, 2021	102,967,017	$10	$750,664	$(633,109)	$4	$117,569

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months ended June 30, 2020
(Unaudited)
(in thousands, except shares)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of March 30, 2020	89,035,096	$9	$650,617	$(482,825)	$(44)	$167,757
Issuance of common stock for services	42,403	—	310	—	—	310
Issuance of common stock upon exercise of options	63,064	—	204	—	—	204
Stock-based compensation	—	—	2,674	—	—	2,674
Unrealized gains on available-for-sale securities	—	—	—	—	361	361
Net loss	—	—	—	(24,956)	—	(24,956)
Balance as of June 30, 2020	89,140,563	$9	$653,805	$(507,781)	$317	$146,350

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	88,817,741	$9	$647,078	$(460,452)	$20	$186,655
Issuance of common stock under employee stock purchase plan	75,804	—	375	—	—	375
Issuance of common stock for services	42,403	—	310	—	—	310
Issuance of common stock upon exercise of options	204,615	—	420	—	—	420
Stock-based compensation	—	—	5,622	—	—	5,622
Unrealized gains on available-for-sale securities	—	—	—	—	297	297
Net loss	—	—	—	(47,329)	—	(47,329)
Balance as of June 30, 2020	89,140,563	$9	$653,805	$(507,781)	$317	$146,350
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(78,344)	$(47,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	787	960
Amortization of deferred financing costs	316	282
Amortization of deferred compensation for services	145	158
Amortization of (discount) premium on investment securities	274	(227)
Non-cash lease expense	1,318	1,025
Stock-based compensation	6,306	5,622
Change in derivative liabilities	(713)	152
Non-cash interest associated with debt discount accretion	141	257
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,379)	(2,144)
Accounts payable	(3,039)	2,025
Accrued compensation and benefits	267	(1,372)
Operating lease liabilities	(1,361)	(1,251)
Accrued and other liabilities	2,607	174
Deferred revenue	182	(2,300)
Net cash used in operating activities	(78,493)	(43,968)
Investing activities
Proceeds from maturities and redemptions of investments	60,550	25,519
Purchases of investments	(48,314)	(62,960)
Purchases of property and equipment	(1,517)	(25)
Net cash provided by (used in) investing activities	10,719	(37,466)
Financing activities
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	62,446	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	1,041	795
Net cash provided by financing activities	63,487	795
Net decrease in cash and cash equivalents	(4,287)	(80,639)
Cash and cash equivalents at beginning of period	91,032	181,133
Cash and cash equivalents at end of period	$86,745	$100,494
Supplementary disclosure of cash flow information:
Cash paid for interest	$1,936	$2,146
Cash paid for income taxes	$3	$—
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$14,379	$—
Issuance of common stock for services	$—	$311
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share amounts and where otherwise noted)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Ardelyx, Inc. (the “Company,” “we,” “us” or “our”) is a biopharmaceutical company focused on the discovery, development, and commercialization of innovative first-in-class medicines to improve treatment for people with kidney and cardiorenal diseases.
We operate in one business segment, which is the research, development and commercialization of biopharmaceutical products.
Basis of Presentation
These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as our most recent annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly our financial position at June 30, 2021 and results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2021 and 2020.
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021, or for any other interim period or future year.
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
Liquidity
As of June 30, 2021, we had cash, cash equivalents and marketable securities of approximately $171.8 million. We believe our current available cash, cash equivalents marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following the filing of this Report on Form 10-Q.

On July 28, 2021, we received a Complete Response Letter ("CRL") from the U.S. Food and Drug Administration ("FDA") regarding our New Drug Application ("NDA") for the control of serum phosphorus in adult patients with chronic kidney disease ("CKD") on dialysis in which the FDA noted additional requirements would need to be met in order to obtain approval for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. On July 29, 2021 we entered into a Fourth Amendment to our Term Loan Agreement which extended the period of time that we are permitted to make interest-only payments on the Term Loan to December 1, 2021, provided, however, if the FDA does not approve our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on or before October 25, 2021, then the interest-only period will expire and principal repayments will be required to begin on November 1, 2021. Further, on July 29, 2021, our Board of Directors approved, and on August 2, 2021 we began implementing, a restructuring plan to better align our workforce and anticipated commercial and development spend with our capital resources and the needs of our business following the receipt of the CRL. For additional information see Note 12, Subsequent Events.

Failure to raise sufficient capital when needed or generate product revenue will further impact our ability to pursue our business strategies and could require us to further delay, scale back or discontinue one or more of our product development programs, commercialization efforts, or other aspects of our business plans.

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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. For smaller reporting companies the guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. On June 30, 2021, our public float exceeded $700 million and therefore, on December 31, 2021, we will no longer qualify as a “smaller reporting company” and will instead be considered a large accelerated filer. We expect to adopt Topic 326 in the fourth quarter of 2021. We do not expect the adoption of ASU 2016-13 to have a material impact on our financial statements and related disclosures.
NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and investments as of June 30, 2021 and December 31, 2020 are summarized below (in thousands):

	June 30, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$845	$—	$—	$845
Money market funds	84,650	—	—	84,650
Commercial paper	1,250	—	—	1,250
Total cash and cash equivalents	86,745	—	—	86,745
Short-term investments
Commercial paper	$62,719	$6	$—	$62,725
Corporate bonds	16,964	1	(1)	16,964
Asset-backed securities	5,376	—	(1)	5,375
Total short-term investments	85,059	7	(2)	85,064
Total cash equivalents and investments	$171,804	$7	$(2)	$171,809

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$781	$—	$—	$781
Money market funds	88,151	—	—	88,151
Commercial paper	2,100	—	—	2,100
Total cash and cash equivalents	91,032	—	—	91,032
Short-term investments
Commercial paper	$60,631	$2	$(4)	$60,629
Corporate bonds	24,547	3	(6)	24,544
U.S. government-sponsored agency bonds	9,277	2	—	9,279
U.S. treasury notes	1,000	—	—	1,000
Total short-term investments	95,455	7	(10)	95,452
Long-term investments:
Corporate bonds	$2,115		$(1)	2,114
Total cash equivalents and investments	$188,602	$7	$(11)	$188,598
We invest excess cash in marketable securities with high credit ratings. These securities consist primarily of money market funds, commercial paper, corporate bonds, asset-backed securities, and U.S. treasury and agency securities and are classified as “available-for-sale.”
All available-for-sale securities held as of June 30, 2021 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when the fair value of that security is less than its carrying cost, in which case we would further evaluate the investment to determine whether the security is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition or creditworthiness of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, we write the investment down through the statement of operations to its fair value and establishes that value as the new cost basis for the investment. Management has determined that none of our available-for-sale securities were other-than-temporarily impaired in any of the periods presented, and as of June 30, 2021, no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that investments in a loss position will be held until maturity or a forecasted recovery of fair value.
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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$84,650	$84,650	$—	$—
Commercial paper	63,975	—	63,975	—
Corporate bonds	16,964	—	16,964	—
Asset-backed securities	5,375	—	5,375	—
Total	$170,964	$84,650	$86,314	$—

Liabilities:
Derivative liability for Exit Fee	$663	$—	$—	$663
Total	$663	$—	$—	$663

	December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$88,151	$88,151	$—	$—
Commercial paper	62,729	—	62,729	—
Corporate bonds	26,658	—	26,658	—
U.S. government-sponsored agency bonds	9,279	—	9,279	—
U.S. treasury notes	1,000	—	1,000	—
Total	$187,817	$88,151	$99,666	$—

Liabilities:
Derivative liability for Exit Fee	$1,376	$—	$—	$1,376
Total	$1,376	$—	$—	$1,376
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
The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both June 30, 2021 and December 31, 2020, due to their short-term nature.

Fair Value of Debt
The interest rate of our term loan facility approximates the rate at which we could obtain alternative financing. Therefore, the carrying amount of the term loan facility approximated its fair value at June 30, 2021 and December 31, 2020.

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
Under the terms of the 2019 KKC Agreement, KKC paid us a non-refundable, non-creditable upfront fee of $10.0 million in two installments as follows: the first installment of $5.0 million within 30 days of November 11, 2019 (the “Effective Date”), and the second installment of $5.0 million on the first anniversary of the Effective Date. The term of the 2019 KKC Agreement commenced on the Effective Date and ends on the earliest of: (i) 2 years following the Effective Date, (ii) the nomination of a program DC for both programs, (iii) the nomination of one program DC and the decision by the parties to cease research for the other program, or (iv) the decision by the parties to cease research for both programs.
During the three and six months ended June 30, 2021, we recognized $1.3 million and $2.8 million, respectively, as collaborative development revenue under the 2019 KKC Agreement in the accompanying condensed statement of operations and comprehensive loss. During the three and six months ended June 30, 2020, we recognized $1.1 million and $2.3 million, respectively, as collaborative development revenue under the 2019 KKC Agreement in the accompanying condensed statement of operations and comprehensive loss. The aggregate amount of the transaction price allocated to our partially unsatisfied performance obligations as of June 30, 2021 and December 31, 2020 was $1.4 million and $4.2 million, respectively, which is presented in the accompanying condensed balance sheet as deferred revenue. As of June 30, 2021, we expect to recognize the remaining transaction price allocated to our partially unsatisfied performance obligations over the remaining research terms, which is currently expected to extend through the end of 2021. There were no significant changes in estimates associated with the 2019 KKC Agreement during the six months ended June 30, 2021.
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
In addition to the up-front license fee received of $30.0 million, we may be entitled to receive up to $55.0 million in total development milestones, of which $10.0 million has been received and recognized as revenue as of June 30, 2021, and approximately ¥8.5 billion for commercialization milestones, or approximately $76.5 million at the currency exchange rate on June 30, 2021, as well as reimbursement of costs plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2021.
During the three and six months ended June 30, 2021 we recognized zero and $5.0 million, respectively, as licensing revenue upon the achievement of development milestones. During the three and six months ended June 30, 2020, we recognized no licensing revenue upon the achievement of development milestones. The $5.0 million development milestone recognized during the three months ended March 31, 2021 related to the initiation by KKC of phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia. During the three and six months ended June 30, 2021, we recognized zero and $0.1 million as product supply revenue related to the manufacturing supply of tenapanor and other materials to KKC pursuant to the 2017 KKC Agreement. During the three and six months ended June 30, 2020, we recognized $5.0 thousand and $43.0 thousand as product supply revenue.
During the three and six months ended June 30, 2021 we received a $2.9 million prepayment from KKC for the manufacturing of tenapanor drug substance. The prepayment is reflected within prepaid and other current assets and deferred revenue, non-current on our condensed balance sheet as of June 30, 2021.
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
We may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2021.
We have recorded no revenue during the three and six months ended June 30, 2021 related to the Fosun Agreement.
Knight Therapeutics, Inc. (“Knight“)
In March 2018, we entered into an exclusive license agreement with Knight (the “Knight Agreement”) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Knight, is a customer. Based on management’s assessment, we determined that the license and the manufacturing supply services represented the material performance obligations at the inception of the agreement, and as such, each of the performance obligations is distinct. Under the terms of the agreement, we received a $2.3 million nonrefundable, one-time upfront payment in March 2018 and are eligible to receive additional development and commercialization milestone payments worth up to $17.9 million. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at June 30, 2021.
AstraZeneca AB (“AstraZeneca”)
In June 2015, we entered into a termination agreement with AstraZeneca (the “AstraZeneca Termination Agreement”) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of June 30, 2021, to date in aggregate, we have recognized $11.6 million of the $75.0 million, which has been recorded as cost of revenue, and have paid AstraZeneca $10.6 million. For the three and six months ended June 30, 2021 we recognized and recorded as cost of revenue zero and $1.0 million related to the AstraZeneca Termination Agreement. For the three and six months ended June 30, 2020 we recognized $0.1 million cost of revenue related to the AstraZeneca Termination Agreement.

Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period. The current deferred revenue balance is attributable entirely to the 2019 KKC Agreement and the non-current deferred revenue balance is attributable entirely to the 2017 KKC Agreement (in thousands):

Deferred revenue - current
Balance at December 31, 2020	$4,177
Decreases due to revenue recognized in the period for which cash has been received	(2,765)
Balance at June 30, 2021	$1,412

Deferred revenue - non-current
Balance at December 31, 2020	$—
Increases to amounts invoiced for which cash has been received	2,947
Balance at June 30, 2021	$2,947
NOTE 5. BORROWING
Solar Capital and Western Alliance Bank Loan Agreement
On May 16, 2018, we entered into a loan and security agreement (the “Loan Agreement”), with Solar Capital Ltd. and Western Alliance Bank (collectively the “Lenders”). The Loan Agreement provides for a $50.0 million term loan facility with a maturity date of November 1, 2022 (the “Term Loan”).
On October 9, 2020, we and the Lenders entered into an amendment to the Loan Agreement (“the 2020 Amendment”) to extend the date through which we are permitted to make interest-only payments on the Term Loan by twelve months to December 1, 2021. The 2020 amendment also required that if either the FDA does not approve our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis on or before May 31, 2021 or the FDA issues a CRL with respect to our NDA Number 213931, then we are to begin principal payments on the earlier of June 1, 2021 or the first day of the month immediately following the date that the FDA issues us a CRL. On April 29, 2021, the FDA extended the Prescription Drug User Fee Act ("PDUFA") date for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis by three months to July 29, 2021, making it unlikely that the FDA would approve our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis on or before May 31, 2021.
In May and July 2021, we and the Lenders entered into additional amendments to the Loan Agreement (“the 2021 Amendments”) which together extended the period of time that we are permitted to make interest-only payments on the Term Loan to December 1, 2021; provided that if we have not received FDA approval for our NDA for tenapanor for the control of serum phosphorus in adult patients with CDK on dialysis on or before October 25, 2021, the interest-only period will expire and principal repayments shall be required to begin on November 1, 2021. If principal repayments are required to begin prior to December 1, 2021 under the 2021 Amendments, then the first such repayment shall include all payments that would have been due if monthly principal repayment had begun on June 1, 2021. As of June 30, 2021, we have classified our loan payable, current to include all principal payments that would have been due beginning on June 1, 2021.
We paid a closing fee of 1% of the Term Loan, or $0.5 million, upon the closing of the Term Loan, $0.1 million upon closing of the 2020 Amendment and $0.1 million upon closing of the 2021 Amendments. Under the Term Loan, we are also obligated to pay a final fee equal to 4.95% of the Term Loan upon the earliest to occur of the maturity date, the acceleration of the Term Loan, the prepayment or repayment of the Term Loan or the termination of the Loan Agreement. We may voluntarily prepay the outstanding Term Loan, subject to a prepayment premium of (i) 3% of the principal amount of the Term Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the principal amount of the Term Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the principal amount of the Term Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date. The Term Loan is secured by substantially all our assets, except for our intellectual property and certain other customary exclusions. Additionally, in connection with the Term Loan, we entered into the Exit Fee Agreement, as discussed in Note 6.
The Loan Agreement also contains customary events of default that entitle the Lender to cause us indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the

Term Loan, including our cash. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all amounts owed under the Loan Agreement. As of June 30, 2021, to our knowledge, there were no facts or circumstances in existence that would give rise to an event of default.
As of June 30, 2021, our future payment obligations related to the Term Loan, excluding interest payments and the Exit Fee, are as follows (in thousands):

Total repayment obligations	$52,475
Less: Unamortized discount and debt issuance costs	(378)
Less: Unaccreted value of final fee	(853)
Loan payable	51,244
Less: Loan payable, current portion	(36,111)
Loan payable, net of current portion	$15,133
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
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our statements of operations and were as follows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Fair value of Exit Fee derivative liability at January 1	$1,376	$969
Change in estimated fair value of derivative liability	(713)	152
Fair value of Exit Fee derivative liability at June 30	$663	$1,121

During the three months ended June 30, 2021 we reduced the value of the derivative liability due the receipt of the CRL from the FDA regarding our NDA for the control of serum phosphorus in adult patients with CKD on dialysis.

NOTE 7. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
During the six months ended June 30, 2021, we entered into an amendment to the lease for our Fremont, California facility that extended the term of the lease to March 2025. The office space consists of 72,500 square feet with the lease terminating in September 2025. We increased the right-of-use asset and lease liability by $11.9 million for the Fremont lease upon commencement of the amendment.
During the six months ended June 30, 2021, we recorded a right-of-use operating lease asset for a new facility in Waltham, Massachusetts under a lease agreement entered into during December 2020 with lease commencement dates during April and May 2021. The office space consists of 12,864 square feet with the lease terminating in June 2026. We have an option to extend the lease term for one additional five year period. This option to extend the lease term has not been included in the calculation since currently the exercise of the option is uncertain and therefore deemed not probable. We recorded a $1.6 million right-of-use asset and lease liability for the Waltham lease upon commencement of the lease.
The following table provides additional details of our facility leases presented in the condensed balance sheet as of June 30, 2021 (dollars in thousands):

Facilities
Right-of-use assets	$14,519

Current portion of lease liabilities	3,184
Operating lease liability, net of current portion	11,548
Total	$14,732

Weighted-average remaining life (years)	3.90
Weighted-average discount rate	6.87%
Lease costs, which are included in operating expenses in our statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$837	$648	$1,510	$1,296
Cash paid for operating leases	$766	$761	$1,554	$1,521
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of June 30, 2021 (in thousands):

Remainder of 2021	$1,978
2022	4,292
2023	4,440
2024	4,589
2025	1,321
Thereafter	252
Total undiscounted operating lease payments	16,872
Imputed interest expenses	(2,140)
Total operating lease liabilities	14,732
Less: Current portion of operating lease liability	(3,184)
Operating lease liability, net of current portion	$11,548

NOTE 8. STOCKHOLDERS’ EQUITY
At the Market Offerings Agreement
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC, deemed to be “at the market offerings.” During the six months ended June 30, 2021 we sold 9.0 million shares of our common stock for aggregate gross proceeds of $63.8 million at a weighted average price of $7.10 per share under the Open Market Sales Agreement. We sold 8.2 million shares of our common stock between the dates of November 13, 2020 through February 19, 2021 and 4.0 million shares between the dates of May 11, 2021 through June 18, 2021 for a cumulative total of 12.2 million shares and gross proceeds of $85.4 million at a weighted average sales price of approximately $6.98 per share during the life of the Open Market Sales Agreement. Pursuant to the Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the Open Market Sales Agreement.
NOTE 9. EQUITY INCENTIVE PLANS
Stock-Based Compensation
Stock-based compensation expense recognized for stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and our employee stock purchase program (the "ESPP") are recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,087	$1,144	$2,179	$2,202
General and administrative	2,132	1,530	4,127	3,420
Total	$3,219	$2,674	$6,306	$5,622
As of June 30, 2021, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock options	$25,267	2.8
RSUs	$6,978	3.6
ESPP	$151	0.2
Stock Options
A summary of our stock option activity and related information for the six months ended June 30, 2021 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted Average Exercise Price
Outstanding balance at December 31, 2020	9,790	$6.76
Granted	3,328	$6.62
Exercised	(205)	$2.75
Forfeited	(401)	$7.56
Outstanding balance at June 30, 2021	12,511	$6.76
Exercisable at June 30, 2021	6,043	$7.38

Restricted Stock Units
A summary of our RSUs activity and related information for the six months ended June 30, 2021 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted Average Value at Grant
Outstanding balance at December 31, 2020	159	$5.64
Granted	1,088	$6.62
Vested	(80)	$6.43
Forfeited	(32)	$6.10
Unvested at June 30, 2021	1,135	$6.52
We issued no PRSUs during the six months ended June 30, 2021 and we have no PRSUs outstanding as of June 30, 2021.
Employee Stock Purchase Plan
In February 2021, we sold approximately 0.2 million shares of our common stock under the ESPP. The shares were purchased by employees at a purchase price of $5.84 per share resulting in proceeds to us of approximately $1.4 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the six months ended June 30, 2021, we issued no shares of our common stock to members of the board of directors in accordance with the program.
NOTE 10. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three and six months ended June 30, 2021 and 2020, all potential common shares were determined to be anti-dilutive. The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(45,189)	$(24,956)	$(78,344)	$(47,329)
Denominator:
Weighted average common shares outstanding - basic and diluted	100,040	89,080	98,618	88,890
Net loss per share - basic and diluted	$(0.45)	$(0.28)	$(0.79)	$(0.53)
For the three and six months ended June 30, 2021, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 13.8 million and 13.4 million, respectively.
For the three and six months ended June 30, 2020, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 11.5 million and 11.7 million, respectively.

NOTE 11. CONTINGENCIES
From time to time we may be involved in claims arising in connection with our business. Based on information currently available, management believes that the amount, or range, of reasonably possible losses in connection with any pending actions against us would not be material to our financial condition or cash flows, and no contingent liabilities were accrued as of June 30, 2021 or 2020.
NOTE 12.  SUBSEQUENT EVENTS
On July 28, 2021, we received a CRL from the FDA regarding our NDA for the control of serum phosphorus in adult patients with CKD on dialysis. According to the CRL, while the FDA agrees “that the submitted data provide substantial evidence that tenapanor is effective in reducing serum phosphorus in CKD patients on dialysis,” the FDA characterizes the magnitude of the treatment effect as “small and of unclear clinical significance.” Additionally, the FDA noted that for the application to be approved, we will need “to conduct an additional adequate and well-controlled trial demonstrating a clinically relevant treatment effect on serum phosphorus or an effect on the clinical outcome thought to be caused by hyperphosphatemia in CKD patients on dialysis.” There were no safety, clinical pharmacology/biopharmaceutics, chemistry, manufacturing, and controls or non-clinical issues identified in the CRL. We intend to request a Type A meeting as soon as possible to discuss the CRL and determine potential paths forward for the approval of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis.
On July 29, 2021, we entered into a Fourth Amendment to the Loan Agreement (the “Amendment”) which extended the period of time that we are permitted to make interest-only payments on the Term Loan to December 1, 2021; provided that if we have not received FDA approval for our NDA for tenapanor for the control of serum phosphorus in adult patients with CDK on dialysis on or before October 25, 2021, the interest-only period will expire and principal repayments shall be required to begin on November 1, 2021. If principal repayments are required to begin prior to December 1, 2021 under the 2021 Amendments, then the first such repayment shall include all payments that would have been due if monthly principal repayment had begun on June 1, 2021.
On July 29, 2021, our Board of Directors approved, and on August 2, 2021 we began implementing, a restructuring plan to better align our workforce and anticipated commercial and development spend with our capital resources and the needs of our business following the receipt of the CRL. The restructuring plan is expected to be completed in August 2021. Under the restructuring plan, we are reducing our workforce by approximately 83 employees (approximately 33%). Impacted employees will receive cash payments equal to their base pay for a notice period of sixty (60) days and Company funded COBRA premiums through such notice period. In addition, impacted employees are eligible to receive severance benefits and additional Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a separation agreement, which includes a general release of claims against the Company. We expect that the workforce reduction will decrease our annual cash compensation costs by approximately $17 million. In connection with the restructuring, we estimate that we will incur restructuring charges of approximately $3.4 million, which will be recorded primarily in the third quarter of 2021, related to one-time termination notice and severance payments and other employee-related costs. The cash payments related to the reduction in workforce will be paid primarily during the third quarter of 2021. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in workforce.
On July 30, 2021, a putative securities class action lawsuit was commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiff seeks to represent all persons who purchased or otherwise acquired Ardelyx securities between August 6, 2020, and July 19, 2021. The plaintiff seeks damages and interest, and an award of costs, including attorneys’ fees. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
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
OVERVIEW
We are a biopharmaceutical company focused on the discovery, development, and commercialization of innovative first-in-class medicines to improve treatment for people with kidney and cardiorenal diseases. This includes patients with chronic kidney disease ("CKD") on dialysis suffering from elevated serum phosphorus, or hyperphosphatemia; and CKD patients and/or heart failure patients with elevated serum potassium, or hyperkalemia. Tenapanor has a unique mechanism of action and acts locally in the gut to inhibit the sodium hydrogen exchanger 3 ("NHE3"). This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption.
OUR PRODUCT PIPELINE
Tenapanor: A New Approach for The Control of Serum Phosphorus in Adult Patients with CKD on Dialysis
Our portfolio is led by the development of tenapanor, a first-in-class medicine for the control of serum phosphorus in adult patients with CKD on dialysis. Tenapanor for the control of serum phosphorus has a unique mechanism of action and acts locally in the gut to inhibit the NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. On July 28, 2021, we received a Complete Response Letter ("CRL") from the U.S. Food and Drug Administration ("FDA") regarding our New Drug Application ("NDA") for the control of serum phosphorus in adult patients with CKD on dialysis. According to the CRL, while the FDA agrees “that the submitted data provide substantial evidence that tenapanor is effective in reducing serum phosphorus in CKD patients on dialysis,” the FDA characterizes the magnitude of the treatment effect as “small and of unclear clinical significance.” Additionally, the FDA noted that for the application to be approved, we will need “to conduct an additional adequate and well-controlled trial demonstrating a clinically relevant treatment effect on serum phosphorus or an effect on the clinical outcome thought to be caused by hyperphosphatemia in CKD patients on dialysis.” There were no safety, clinical pharmacology/biopharmaceutics, chemistry, manufacturing, and controls or non-clinical issues identified in the CRL. We intend to request a Type A meeting as soon as possible to discuss the CRL and determine potential paths forward for the approval of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis.
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
In September 2019, we reported positive results from the AMPLIFY trial, a Phase 3 study evaluating tenapanor in adult patients with CKD on dialysis who had uncontrolled hyperphosphatemia despite phosphate binder treatment. In this trial, approximately twice the number of patients achieved the serum phosphorus treatment goal of less than 5.5 mg/dL with tenapanor and phosphate binders versus phosphate binders alone. The only adverse event with a placebo-adjusted rate greater than 3% was diarrhea, with an incidence rate of 43%, with most being mild to moderate in nature.
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
RDX020 Program: Small molecule for Treating Metabolic Acidosis
We have an ongoing discovery program targeting the inhibition of intestinal bicarbonate exchange for the treatment of metabolic acidosis, a highly prevalent comorbidity in CKD patients that is strongly correlated with disease progression and adverse outcomes. We have identified lead compounds that are potent, selective and proprietary inhibitors of bicarbonate secretion.
Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales. As of June 30, 2021, we had an accumulated deficit of $633.1 million.
We expect to continue to incur substantial operating losses for the foreseeable future as a result of costs associated with the following activities: efforts to determine and execute upon the best way to address the deficiencies noted in the CRL regarding our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, and the execution of such; preparing for the potential commercialization of tenapanor, including significantly increased personnel costs associated with our commercial team; the performance of certain activities required as a result of our NDA approval of tenapanor for IBS-C; the continued development of RDX013 and the advancement of our research programs into the preclinical stage. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, as well as funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.
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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K filed with the SEC on March 8, 2021. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the three and six months ended June 30, 2021.
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
We expect to continue to make substantial investments in research and development activities as we further progress the development of tenapanor, particularly if the FDA should require additional clinical trials in connection with our NDA for the control of serum phosphorus in adult patients with CKD on dialysis, RDX013 and our other product candidates, as we advance our research programs into the preclinical stage and as we continue our early stage research. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. On July 28, 2021, we received a CRL from the FDA regarding our NDA for the control of serum phosphorus in adult patients with CKD on dialysis. We intend to request a Type A meeting as soon as possible to discuss the CRL and determine potential paths forward for the approval of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. We may not succeed in achieving marketing approval for our product candidates, including tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The probability of success of each of the product candidates may be affected by numerous factors, including preclinical data, clinical data, the regulatory process, market acceptance, sufficient third-party coverage or reimbursement, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability.
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
We anticipate that our general and administrative expenses will increase in the future primarily because of increased commercial activities, personnel costs and professional fees for services to support the launch and commercialization of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis.
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
Comparison of the three and six months ended June 30, 2021 and 2020
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Collaborative development revenue	$1,310	$1,125	$185	16.4%	$2,764	$2,300	$464	20.2%
Product supply revenue	—	5	(5)	(100.0)%	126	43	83	193.0%
Licensing revenue	3	706	(703)	(99.6)%	5,005	706	4,299	608.9%
Total revenues	$1,313	$1,836	$(523)	(28.5)%	$7,895	$3,049	$4,846	158.9%
The decrease to total revenues during the three months ended June 30, 2021 as compared to the same period in 2020 is primarily attributable to a $0.7 million development milestone which was achieved and recognized as revenue in the prior year pursuant to the Knight Agreement. There was no comparable revenue during the three months ended June 30, 2021.
The increase to total revenues during the six months ended June 30, 2021 as compared to the same period in 2020 is primarily attributable to a $5.0 million development milestone which we earned during three months ended March 31, 2021 upon the initiation by KKC of phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia.

Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Cost of revenue	$—	$141	$(141)	(100.0)%	$1,000	$141	$859	609.2%
Research and development	26,021	18,864	7,157	37.9%	46,477	34,708	11,769	33.9%
General and administrative	20,124	7,038	13,086	185.9%	37,255	14,176	23,079	162.8%
Total operating expenses	$46,145	$26,043	$20,102	77.2%	$84,732	$49,025	$35,707	72.8%

Cost of revenue
We did not incur any cost of revenue under the AZ termination Agreement during the three months ended June 30, 2021.
The increase in cost of revenue for the six months ended June 30, 2021 was for payment due to AstraZeneca under the AZ Termination Agreement related to the development milestone we earned upon the initiation by KKC of phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia.
Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
External R&D expenses	$17,499	$12,277	$5,222	42.5%	$29,007	$21,475	$7,532	35.1%
Employee-related expenses	6,512	5,129	1,383	27.0%	13,732	10,123	3,609	35.7%
Facilities, equipment and depreciation expenses	1,439	1,414	25	1.8%	2,723	3,006	(283)	(9.4)%
Other	571	44	527	1197.7%	1,015	104	911	876.0%
Total research and development expenses	$26,021	$18,864	$7,157	37.9%	$46,477	$34,708	$11,769	33.9%

The increase in our external R&D expenses for the three and six months ended June 30, 2021 is primarily the result of clinical study costs from the advancement of our OPTIMIZE study which were partially offset by lower costs for the PHREEDOM clinical study. The increase in our employee-related expenses for the three months ended June 30, 2021 is related to recruiting, compensation and benefits expenses for our research and development workforce.
General and Administrative
The increase in general and administrative expenses for the three and six months ended June 30, 2021 was primarily due to an increase in costs associated with building and staffing our commercial infrastructure and teams as we prepared for the U.S. launch of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The increase consisted of headcount and related personnel costs and an increase in external spending for disease awareness initiatives, commercial infrastructure and strategy, partially offset by a decrease in stock-based compensation costs related to performance-based restricted stock units.

Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Interest expense	$(1,202)	$(1,226)	$24	(2.0)%	$(2,302)	$(2,583)	$281	(10.9)%
Other income, net	847	477	370	77.6%	798	1,230	(432)	(35.1)%
Total other income, net	$(355)	$(749)	$394	(52.6)%	$(1,504)	$(1,353)	$(151)	11.2%
Interest Expense
The decrease in interest expense for the three and six months ended June 30, 2021 was primarily due to lower interest rates on our variable-rate term loan.
Other Income, net
The changes in other income, net for the three and six months ended June 30, 2021 were primarily due to revaluation of our derivative liability related to our term loan agreement following receipt of the FDA CRL on July 28, 2021 in the amount of $0.7 million and decreases in investment income.
Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and marketable securities (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$86,745	$91,032
Marketable securities - current	85,064	95,452
Marketable securities - non-current	—	2,114
Total liquid funds	$171,809	$188,598
As of June 30, 2021, we had cash, cash equivalents and marketable securities totaling $171.8 million compared to $188.6 million as of December 31, 2020.
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC, deemed to be “at the market offerings.” During the three months ended June 30, 2021, we sold 9.0 million shares of our common stock for aggregate gross proceeds of $63.8 million at a weighted average price of $7.10 per share under the Open Market Sales Agreement. In aggregate during the life of the Open Market Sales Agreement, we sold 8.2 million shares of our common stock between the dates of November 13, 2020 through February 19, 2021 and 4.0 million shares between the dates of May 11, 2021 through June 18, 2021 for a cumulative total of 12.2 million shares of our common stock for gross proceeds of $85.4 million at a weighted average sales price of approximately $6.98 per share. Pursuant to the Open Market Sales Agreement, Jefferies, as sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the Open Market Sales Agreement.
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

Funding Requirements
We believe that our existing capital resources as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following our financial statement issuance date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. There are numerous risks and uncertainties associated with research, development and commercialization initiatives, and actual results could vary materially as a result of a number of factors, many of which are outside of our control. Failure to raise sufficient capital when needed or generate product revenue will further impact our ability to pursue our business strategies and could require us to further delay, scale back or discontinue one or more of our product development programs, commercialization efforts, or other aspects of our business plans.
On July 28, 2021, we received a CRL from the FDA regarding our NDA for the control of serum phosphorus in adult patients with CKD on dialysis in which the FDA noted additional requirements would need to be met in order to obtain approval of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. In addition, on July 29, 2021 we entered into a Fourth Amendment to our Term Loan Agreement which extended the period of time that we are permitted to make interest-only payments on the Term Loan to November 1, 2021 and our Board of Directors approved, and on August 2, 2021 we began implementing, a restructuring plan to better align our workforce and anticipated commercial and development spend with our capital resources and the needs of our business following the receipt of the CRL. For additional information see Note 12, Subsequent Events, in the notes to our unaudited condensed financial statements in Part I, Item 1, Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Our future capital requirements are difficult to forecast and will depend on many factors, including:
•our ability to identify a path to address the deficiencies noted in the CRL regarding our NDA that is achievable in terms of clinical endpoints, time and cost;
•our ability to successfully commercialize tenapanor for any approved indication, either alone or with one or more collaboration partners;
•the sales price and the availability of adequate third-party reimbursement for tenapanor, if commercialized;
•the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
•the selling and marketing costs associated with tenapanor, including the cost and timing of maintaining our sales and marketing capabilities;
•our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
•the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
•the cash requirements of any future acquisitions or discovery of product candidates;
•the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates, including RDX013;
•the time and cost necessary to respond to technological and market developments;
•the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and

•the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank in May 2018, as amended in October 2020, March 2021, May 2021 and July 2021.
Please see the risk factors set forth in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q for additional risks associated with our capital requirements.
CASH FLOW ACTIVITIES
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(78,493)	$(43,968)
Cash (used in) provided by investing activities	10,719	(37,466)
Cash provided by financing activities	63,487	795
Net decrease in cash and cash equivalents	$(4,287)	$(80,639)
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended June 30, 2021 increased by $34.5 million as a result of our increased net loss for the period. The increased net loss was primarily driven by costs associated with building and staffing our commercial infrastructure and teams as we prepare for the U.S. launch of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. An increase of $5.2 million of cash used in prepaid expenses and other assets which was primarily for prepayments for raw materials and production of tenapanor also contributed to the increase in net cash used during the three months ended June 30, 2021.
Cash Flows from Investing Activities
Net cash provided by investing activities increased by $48.2 million as our investment maturities increased to fully offset the cost to purchase investments. During the three months ended June 30, 2021, investment purchases exceeded maturities by approximately $37.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities increased by $62.7 million due to net proceeds from issuance of our common stock pursuant to the Open Market Sales Agreement, or at-the-market offering.
Off-Balance Sheet Arrangements
As of June 30, 2021 and 2020, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
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
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $171.8 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month London Interbank Offered Rate (“LIBOR”), plus 7.45% per annum. A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.3 million for the six months ended June 30, 2021. As of June 30, 2021, we had an aggregate principal amount of $50.0 million outstanding pursuant to our Loan Agreement.
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
As of June 30, 2021, we had no open forward foreign currency exchange contracts.
ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls over financial reporting.
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
PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30,

2021, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of June 30, 2021.
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
Summary of Principal Risks Related to Our Business
•We are substantially dependent on the success of our lead product candidate, tenapanor, which may not receive regulatory approval for the control of serum phosphorus in adult patients with CKD on dialysis or for any other related indication (the “Hyperphosphatemia Indication”), and if approved, may not be successfully commercialized for such indication. On July 28, 2021, we received a complete response letter (“CRL”) from the FDA regarding our New Drug Application (“NDA”) for tenapanor for the Hyperphosphatemia Indication. According to the CRL, the FDA has determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and unclear of clinical significance. Additionally, in the CRL, the FDA noted that in order for the NDA to be approved, we will need to conduct an additional adequate and well-controlled trial demonstrating a clinically relevant treatment effect on serum phosphorus or an effect on the clinical outcome thought to be caused by hyperphosphatemia in adult patients with CKD on dialysis. While we intend to request a Type A meeting as soon as possible, there can be no assurances that the Type A meeting will result in a clear path to approval of our NDA that is achievable in terms of clinical endpoints, time or cost. If following the Type A meeting we determine to pursue an additional clinical trial, there can be no assurances that results of the trial will demonstrate a clinically relevant treatment effect, noted by the FDA as being required for approval of the NDA. If we decide to appeal the issuance of the CRL, there can be no assurances that our request for appeal will be granted, or that, if granted, we will be successful in our appeal. As a result, the regulatory approval process for our NDA is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize tenapanor for the Hyperphosphatemia Indication, our business and our results of operations.
•Even if we are successful in obtaining regulatory approval for tenapanor for the Hyperphosphatemia Indication, and tenapanor is ultimately commercialized for such indication or for irritable bowel syndrome (“IBS-C”), tenapanor may never achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community. Additionally, if the number of patients in the market for the indication for which tenapanor is commercialized or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor.
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
•We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our efforts to obtain approval for tenapanor and our other product development and platform development activities.
•Third-party payor coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for tenapanor for any indication for which it is commercialized could limit our ability to market tenapanor for the approved indication and decrease our ability to generate revenue. For example, certain policies of the Biden administration with respect to drug pricing or reimbursement may impact our business and industry. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs that are marketed to the CKD on dialysis population, as would be tenapanor, if approved, for the Hyperphosphatemia Indication. If we are successful in obtaining regulatory approval to market tenapanor for the Hyperphosphatemia Indication, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether and when tenapanor, along with other oral end-stage renal disease (“ESRD”) related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur.
•We have hired sales and marketing leadership and employees with technical expertise, and we are required to train, retain and incentivize those sales and marketing personnel. With the issuance of the CRL by the FDA, the regulatory approval process for our NDA is highly uncertain. We plan to request a Type A meeting with the FDA to obtain more clarity on the path forward for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. There can be no assurances that we will be successful in retaining our sales and marketing leadership or other key employees through the Type A meeting or thereafter, or that we will be able to replace any such leadership or other sales personnel that may leave the Company.
•We rely completely on third parties to manufacture tenapanor and our other product candidates. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization efforts for any approved product, and our development efforts for tenapanor, RDX013 and our other product candidates may be materially harmed.
•We may not be successful in our efforts to develop RDX013 or expand our pipeline of product candidates, as a result of numerous factors, which may include the inability to access capital necessary to fund such efforts on acceptable terms.
•The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic may impact our business, manufacturing, preclinical development activities, preclinical studies, planned and ongoing clinical trials, as well as the regulatory process will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing, quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. Specifically, in order to address the deficiencies noted by the FDA in the CRL, we be required to conduct additional clinical trials, that may be delayed as a result of the restrictions placed on access to dialysis centers during the COVID-19 pandemic. Other potential impacts of the COVID-19 pandemic on our various clinical trials, including our ongoing Phase 2 clinical trial for RDX013, include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining Institutional Review Board approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.
•Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, including tenapanor for the control of serum phosphorus, or any related indication, our business will be substantially harmed. Even if we receive regulatory approval for a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Risks Related to our Financial Condition and Capital Requirements

We have a limited operating history, have incurred significant losses since our inception and we will incur losses in the future, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing tenapanor and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products. In July 2021, we received a CRL from the FDA regarding our NDA for tenapanor for the Hyperphosphatemia Indication. While we intend to request a Type A meeting as soon as possible, there can be no assurances that the Type A meeting with result in a clear path to approval of our NDA that is achievable in terms of clinical endpoints, time and cost.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant research, development and other expenses related to our ongoing operations. As of June 30, 2021, we had an accumulated deficit of $633.1 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we seek to determine the best way to address the deficiencies noted in the CRL regarding our NDA for tenapanor for the Hyperphosphatemia Indication; prepare for the potential commercialization of, and incur manufacturing and development costs for, tenapanor; commence commercialization of tenapanor for any approved indication; incur development costs for RDX013; and continue our discovery and research activities.

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

We received FDA approval for our NDA for tenapanor for the treatment of IBS-C in adults in September 2019. However, we have not commercialized tenapanor for IBS-C ourselves in the United States and have not entered into a collaboration partnership for such commercialization. We have no other products approved for sale and have received a CRL from the FDA for tenapanor relating to our NDA for the Hyperphosphatemia Indication. There can be no assurances that our NDA for tenapanor for the Hyperphosphatemia Indication will be approved for such indication or any other related indication. We have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to obtain such approval by the FDA; our ability to successfully commercialize tenapanor for an approved indication; and the ability of our collaboration partners to obtain regulatory approval to market tenapanor in their respective territories. There can be no assurances that we will generate product revenue from sales of tenapanor, either on our own, or with a collaboration partner. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:
•our ability to address the deficiencies noted in the CRL regarding our NDA for the Hyperphosphatemia Indication and obtain regulatory approvals for tenapanor for such indication, either on our own or with one or more collaboration partners;
•our ability to successfully commercialize tenapanor, which has been approved by the FDA for the treatment of IBS-C in adults, and/or tenapanor for the Hyperphosphatemia Indication, if approved, either on our own or with one or more collaboration partners;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support the market demand for tenapanor for the treatment of IBS-C, and/or, if approved, tenapanor for the Hyperphosphatemia Indication;
•obtaining market acceptance of tenapanor as a viable treatment option for the indications for which it is approved and commercialized;

•addressing any competing technological and market developments;
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and
•attracting, hiring, and retaining qualified personnel.

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, the breadth of the indication and the label for which approval is granted, accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See Note 4, Collaboration and Licensing Agreements, in the notes to our financial statements, included in Part II, Item 8, for details on our obligations to AstraZeneca. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor for the Hyperphosphatemia Indication, which, if approved, will be marketed for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication. If we are successful in obtaining regulatory approval to market tenapanor for such indication, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether and when tenapanor, along with other oral ESRD related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur. See “Third-party payor coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of patients for the approved indication suitable for tenapanor is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

We will require substantial additional financing to achieve our goals, including our goal of responding to the CRL received from the FDA relating to our NDA for tenapanor for the Hyperphosphatemia Indication and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our efforts to seek and obtain approval for tenapanor for the Hyperphosphatemia Indication, our efforts to commercial tenapanor any approved indications, and our other product development and platform development activities.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We believe that we will continue to expend substantial resources for the foreseeable future, including, costs associated with our efforts to address the deficiencies in our NDA for the Hyperphosphatemia Indication noted by the FDA in the CRL, costs associated with the commercialization of tenapanor for any approved indication, research and development, conducting preclinical studies and clinical trials for our other programs, including RDX013, obtaining regulatory approvals, scaling our manufacturing processes for our product candidates and sales and marketing. Because the outcome of any clinical trial and/or regulatory approval process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to address the deficiencies in our NDA for the Hyperphosphatemia Indication noted by the FDA in the CRL. Our future funding requirements will depend on many factors, including, but not limited to:
•our ability to identify a path to address the deficiencies noted in the CRL regarding our NDA that is achievable in terms of clinical endpoints, time and cost;
•our ability to successfully commercialize tenapanor for any approved indication, either alone or with one or more collaboration partners;
•the sales price and the availability of adequate third-party reimbursement for tenapanor, if commercialized;

•the manufacturing costs of our product candidates, and the availability of one or more suppliers for our product candidates at reasonable costs, both for clinical and commercial supply;
•the selling and marketing costs associated with tenapanor, including the cost and timing of maintaining our sales and marketing capabilities;
•our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
•the timing, receipt, and amount of sales of, or royalties on, tenapanor, if any;
•the cash requirements of any future acquisitions or discovery of product candidates;
•the number and scope of preclinical and discovery programs that we decide to pursue or initiate, and any clinical trials we decide to pursue for other product candidates, including RDX013;
•the time and cost necessary to respond to technological and market developments;
•the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
•the payment of interest and principal related to our loan and security agreement entered into with Solar Capital and Western Alliance Bank in May 2018, as amended in October 2020, March 2021, May 2021 and July 2021.

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

On May 16, 2018, we entered into a loan and security agreement with Solar Capital, Ltd. and Western Alliance Bank (collectively, the “Lenders”) pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility with a maturity date of November 1, 2022. In each of October 2020, March 2021, May 2021 and July 2021, we entered into an amendment to the loan and security agreement. The full amount of the loan was funded on May 16, 2018. Until we have repaid such indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
We are permitted to make interest only payments on the loan facility through December 1, 2021, unless we have not received FDA approval for our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis on or before October 25, 2021, in which case, the period in which we are permitted to make interest only payments shall end on November 1, 2021. However, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lenders determine that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lenders to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others’ rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The Lenders could also exercise their rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.
Principal Risks Related to Our Business

We are substantially dependent on the success of our lead product candidate, tenapanor. In July 2021, we received a CRL from the FDA related to our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. We may not receive regulatory approval for tenapanor for such indication, and if approved, we may not be able to successfully commercialize tenapanor for hyperphosphatemia. Although we received marketing approval from the FDA for tenapanor for IBS-C in September 2019, we have not yet commercialized tenapanor for such indication, and should we elect to do so, we may not be successful in such commercialization.

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor for the Hyperphosphatemia Indication and the IBS-C indication. The commercial success of tenapanor will depend on a number of factors, including whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval for the Hyperphosphatemia Indication. On July 28, 2021, we received a CRL from the FDA regarding our NDA for tenapanor for the Hyperphosphatemia Indication. According to the CRL, the FDA has determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and unclear of clinical significance. Additionally, in the CRL, the FDA noted that in order for the NDA to be approved, we will need to conduct an additional adequate and well-controlled trial demonstrating a clinically relevant treatment effect on serum phosphorus or an effect on the clinical outcome thought to be caused by hyperphosphatemia in adult patients with CKD dialysis. While we intend to request a Type A meeting as soon as possible, there can be no assurances that the Type A meeting with result in a clear path to approval of our NDA that is achievable in terms of clinical endpoints, time and cost. If following the Type A meeting we determine to pursue an additional clinical trial, there can be no assurances that results of the trial will demonstrate a clinically relevant treatment effect, noted by the FDA as being required for approval of the NDA. If we decide to appeal the issuance of the CRL, there can be no assurances that our request for appeal will be granted, or that, if granted, we will be successful in our appeal. As a result, the regulatory approval process for our NDA is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize tenapanor for the Hyperphosphatemia Indication, our business and our results of operations. If we are successful in obtaining approval for tenapanor for the Hyperphosphatemia Indication, and tenapanor is commercialized for such indication or for IBS-C, the commercial success of tenapanor will depend on a number of additional factors, including the following:
•the ability of the third-party manufacturers we contract with to provide an adequate (in amount and quality) supply of product to support the market demand for tenapanor for the treatment of IBS-C, and/or if approved, tenapanor for the Hyperphosphatemia Indication, particularly in light of the effects of the COVID-19 pandemic;
•whether or not the content and breadth of the label approved by the FDA or foreign regulatory authorities may materially and adversely impact our ability or the ability of our collaboration partners to commercialize the product for the approved indication, or for any other indication;
•the scope of any clinical trials we are required to conduct to address the deficiencies noted the CRL for the Hyperphosphatemia Indication, and the timing required to conduct such clinical trials;
•the prevalence and severity of adverse side effects of tenapanor;
•our ability, either alone, or with a collaboration partner, to successfully commercialize tenapanor, if approved for marketing and sale by the FDA or foreign regulatory authorities, including educating physicians and patients about the benefits, administration and use of tenapanor;
•achieving and maintaining compliance with all regulatory requirements applicable to tenapanor;

•acceptance of tenapanor as safe, effective and well-tolerated by patients and the medical community, and, with respect to tenapanor for the Hyperphosphatemia Indication, the extent to which the issuance of a CRL by the FDA has impacted the potential acceptance of tenapanor as safe, effective and well-tolerated;
•our ability, alone or with collaboration partners, to manage the complex pricing and reimbursement negotiations associated with marketing the same product at different doses for separate indications for tenapanor for the treatment of IBS-C, and, if approved, for the Hyperphosphatemia Indication;
•the availability, perceived advantages, relative cost, relative safety and relative efficacy of tenapanor compared to alternative and competing treatments;
•obtaining and sustaining an adequate level of coverage and reimbursement for tenapanor by third-party payors;
•enforcing intellectual property rights in and to tenapanor;
•avoiding third-party interference, opposition, derivation or similar proceedings with respect to our patent rights, and avoiding other challenges to our patent rights and patent infringement claims; and
•a continued acceptable safety and tolerability profile of tenapanor following approval.

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. Although tenapanor met the primary endpoints in all of the three Phase 3 clinical trials evaluating tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, we received a CRL from the FDA in July 2021 indicating that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and unclear of clinical significance. We intend to request a Type A meeting as soon as possible. However, there can be no assurances that we will receive regulatory approval to market tenapanor for the Hyperphosphatemia Indication. Further, even if approved, it may not be possible to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. If the number of patients in the market for tenapanor based on the approved indication or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor for the Hyperphosphatemia Indication, if approved, or for IBS-C, if commercialized. There can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in obtaining approval for tenapanor for the Hyperphosphatemia Indication, or we are not successful in commercializing tenapanor for any approved indication, or are significantly delayed in doing so, our business will be materially harmed.

Even if we determine to commercialize tenapanor for IBS-C, or are successful in obtaining regulatory approval for tenapanor for the Hyperphosphatemia Indication, and tenapanor is ultimately commercialized for any approved indications, tenapanor may never achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success, which will depend, in part, upon the degree of acceptance among physicians, patients, patient advocacy groups, health care payors and the medical community.

Market acceptance of tenapanor for IBS-C and, in the event that marketing approval is obtained, for the Hyperphosphatemia Indication, depends on a number of factors, including:
•the breadth and content of the approved label, and the clinical indications for which it is approved;
•the efficacy demonstrated in our clinical trials;
•with respect to tenapanor for the Hyperphosphatemia Indication, whether tenapanor, along with other oral only medications, are included in the bundled prospective payment system for the treatment of ESRD patients, and the time and manner in which such transition is achieved;
•the prevalence and severity of any side effects and overall safety and tolerability profile of the product;
•advantages over new or traditional or existing therapies, including recently approved therapies or therapies that the physician community anticipate will be approved;

•acceptance by physicians, major operators of clinics and patients of tenapanor as a safe, effective and well-tolerated treatment, and, with respect to tenapanor for the Hyperphosphatemia Indication, the extent to which the issuance of a CRL by the FDA has impacted the potential acceptance of tenapanor as safe, effective and well-tolerated;
•relative convenience and ease of administration of tenapanor;
•the potential and perceived advantages of tenapanor over current treatment options or alternative treatments, including future alternative treatments;
•the cost of treatment in relation to alternative treatments and the willingness to pay for tenapanor, if approved, on the part of physicians and patients;
•the availability of alternative products and their ability to meet market demand; and
•the quality of our relationships with patient advocacy groups.

Any failure of tenapanor to achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success for any approved indications would adversely affect our results of operations.

We hired sales and marketing leadership and other key employees in anticipation of the receipt of marketing approval by the FDA for tenapanor for the Hyperphosphatemia Indication. If we are not able to redeploy and retain those employees while we seek to address the deficiencies identified by the FDA in the CRL received in July 2021, and we are not able to replace any lost personnel we may not be able to commercialize tenapanor for the Hyperphosphatemia Indication, if approved, or such commercialization may be delayed.
If approved, we currently plan to commercialize tenapanor for the Hyperphosphatemia Indication, on our own. We have hired sales leadership and sales employees with technical expertise, and we are required to train, retain and incentivize those sales personnel. Following from the receipt of a CRL from the FDA in July 2021, we executed a reduction in force during which we eliminated a portion of the sales positions that had been filled during the preceding months. Despite the receipt of the CRL and the reduction in force, we continue to employ sales leadership and sales employees with technical expertise. Even if we are successful in addressing the deficiencies noted in the CRL and we obtain regulatory approval to market tenapanor for the Hyperphosphatemia Indication, the commercialization of tenapanor for such indication will be substantially delayed from the time we expected when we hired our sales and marketing leadership and other key employees. There can be no assurances that we will be able to redeploy and retain our existing sales and marketing leadership or other key employees necessary for commercial launch of tenapanor for the Hyperphosphatemia Indication throughout this delay, or that we will be able to replace any such leadership or other sales personnel that may leave the Company. Redeploying, retaining and incentivizing our commercial personnel throughout this period and thereafter will continue to be expensive and time consuming. Even if we are able to redeploy and retain our key sales and marketing leadership during this delay, and tenapanor is approved for the Hyperphosphatemia Indication, we have no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in managing and retaining a sales organization, including our ability to secure the capital necessary to fund such efforts on acceptable terms, provide adequate training to sales and marketing personnel, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team.

If we fail to redeploy, maintain or replace our internal sales, marketing and distribution capabilities, we may need to delay the commercialization of tenapanor for the Hyperphosphatemia Indication, if approved, or such commercialization could be adversely impacted.

Third-party payor coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue.
The pricing, coverage and reimbursement of our product candidates, if approved, must be adequate to support a commercial infrastructure. The availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford treatments such as tenapanor for the Hyperphosphatemia Indication, assuming approval, or tenapanor for IBS-C. In the event that tenapanor is commercialized, sales will depend substantially, both domestically and abroad, on the extent to which the costs of tenapanor will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, we, or our collaboration partners, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.
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
There is increased uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor for the Hyperphosphatemia Indication, which, if approved, will be marketed for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without injectable or intravenous equivalents in the bundled payment was initially delayed until January 1, 2014 and through several subsequent legislative actions was delayed until January 1, 2025. As a result, absent further legislation or regulation on this matter, beginning in 2025, oral ESRD-related drugs without injectable or intravenous equivalents may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on tenapanor and our business should tenapanor be brought into the bundle in 2025, or at any time, we may be unable to sell tenapanor for the Hyperphosphatemia Indication, if approved, to dialysis providers on a profitable basis if third-party payors reduce their current levels of payment, or if our costs of production are higher than levels necessary for an appropriate gross margin after payment of all discounts, rebates and chargebacks.

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

We rely completely on third parties to manufacture tenapanor and our other product candidates. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of tenapanor for any approved indication and our development efforts for tenapanor, RDX013 and our other product candidates may be materially harmed.

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
If our contract manufacturers fail to adhere to applicable GMP or other regulatory requirements, experience delays or disruptions in the availability of raw materials or experience manufacturing or distribution problems, we may suffer significant consequences, including the inability to meet our product requirements for our clinical development programs, and if tenapanor is commercialized for any indication, such events could result in product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. As a result, or if maximum or available manufacturing capacities are insufficient to meet demand, our development or our commercialization efforts for tenapanor for the control of serum phosphorus or for another other related indication, if approved, may be materially harmed.
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
Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Although our research and development efforts to date have resulted in several development programs, we may not be able to develop product candidates that are safe, effective and well-tolerated. Our research programs may initially show promise in identifying potential product candidates, and we may select candidates for development, yet we may fail to advance product candidates to clinical development for many reasons, including the following:
•we may be unable to access sufficient capital on acceptable terms to fund the development of all of our assets and as a result we may be forced to delay or terminate the development of certain product candidates, or to consider restructuring efforts to secure alternate funding for those assets;
•the research methodology used and our drug discovery and design platform may not be successful in identifying potential product candidates;
•competitors may develop alternatives that render our product candidates obsolete or less attractive;
•product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;

•a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective, well-tolerated or otherwise does not meet applicable regulatory or commercial criteria;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•a product candidate may not be accepted as safe, effective and well-tolerated by patients, the medical community or third-party payors, if applicable.
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
Undesirable side effects caused by our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials, result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities or limit the commercial profile of an approved label. To date, patients treated with tenapanor have experienced drug-related side effects including diarrhea, nausea, vomiting, flatulence, abdominal discomfort, abdominal pain, abdominal distention and changes in electrolytes. Despite our receipt of marketing approval for tenapanor for IBS-C in adults and the completion of our Phase 3 clinical program for tenapanor for the Hyperphosphatemia Indication, in the event that future trials conducted by us with tenapanor, or trials we conduct with RDX013 or our other product candidates, reveal an unacceptable severity and prevalence of these or other side effects, such trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of tenapanor, RDX013, or any such other product candidate, for any or all targeted indications. Additionally, despite a positive efficacy profile, the prevalence and/or severity of these or other side effects could cause us to cease further development of a product candidate for a particular indication, or entirely. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
In addition, if we or others identify undesirable side effects caused by one of our products for which we have received regulatory approval, a number of potentially significant negative consequences could occur, including:
•regulatory authorities may withdraw their approval of the product or seize the product;
•we or a collaboration partner may be required to recall the product;
•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof, including the imposition of a Risk Evaluation and Mitigation Strategy (“REMS”) which could require creation of a Medication Guide or patient package insert outlining the risks of such side effects for distribution to patients, a communication plan to educate healthcare providers of the drugs’ risks, as well as other elements to assure safe use of the product, such as a patient registry and training and certification of prescribers;
•we or a collaboration partner may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•we could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
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
While we have continued to work to optimize our management composition, personnel and systems to support our current activities for future growth, these resources may not be adequate for this purpose. Our need to effectively execute our business strategy requires that we:
•manage any commercialization activities in which we may engage effectively;
•manage our clinical trials effectively;
•manage our internal research and development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
•continue to improve our operational, financial and management controls, reporting systems and procedures; and
•retain and motivate our remaining employees and potentially identify, recruit, and integrate additional employees.
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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our product candidates;
•injury to our reputation;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•loss of revenue; and
•the inability to commercialize or co-promote our product candidates.

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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with KKC for certain research programs and for commercialization of tenapanor for hyperphosphatemia in Japan; with Fosun Pharma for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; and in Canada with Knight for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions. We have received a CRL from the FDA regarding our NDA for the Hyperphosphatemia Indication. While we intend to request a Type A meeting as soon as possible, there can be no assurances that the Type A meeting with result in a path to address the deficiencies noted in the CRL and to obtain approval of our NDA that is achievable in terms of clinical endpoints, time and cost. Even if we are successful in obtaining approval for the NDA, the delay in obtaining such approval will likely result in delay in the regulatory process for our partners, which could have a material adverse effect on our business and results of operations.
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
•As a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•While our Phase 3 clinical development of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis is complete, we have ongoing and planned clinical trials for tenapanor and an ongoing Phase 2 clinical trial for RDX013, any of which may be delayed as a result the COVID-19 outbreak. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining Institutional Review Board approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.
•We have limited the use of our offices to essential employees and requested that most of our personnel, including all of our administrative employees, work remotely. We have restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in our research laboratories. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.
•Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and important agencies and contractors.
•The FDA and comparable foreign regulatory agencies may continue to experience operational interruptions or delays, which may impact timelines for regulatory submission, trial initiation and regulatory approval.
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
We may consider strategic transactions, such as acquisitions of companies, asset purchases, and/or in-licensing of products, product candidates or technologies. In addition, if we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor and/or the development of RDX013 or certain of our other product candidates through the use of alternative structures. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, spin outs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
•up-front, milestone and royalty payments, equity investments and financial support of new research and development candidates including increase of personnel, all of which may be substantial;
•exposure to unknown liabilities;
•disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
•incurrence of substantial debt or dilutive issuances of equity securities;
•higher-than-expected acquisition and integration costs;
•write-downs of assets or goodwill or impairment charges;
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
•inability to retain key employees of any acquired businesses.
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
We or our collaboration partners may decide to seek marketing approval for certain of our product candidates outside the United States or otherwise engage in business outside the United States, including entering into contractual agreements with third-parties. We currently utilize contract manufacturing organizations located outside of the United States to manufacture our active drug substance for tenapanor. We are subject to additional risks related to entering these international business markets and relationships, including:
•different regulatory requirements for drug approvals in foreign countries;
•differing United States and foreign drug import and export rules;
•reduced protection for intellectual property rights in foreign countries;
•unexpected changes in tariffs, trade barriers and regulatory requirements;

•different reimbursement systems, and different competitive drugs;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•potential liability resulting from development work conducted by these distributors; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any of our collaboration partners is permitted to market any drug product in the United States until we receive marketing approval from the FDA. Obtaining regulatory approval of a NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions or other actions, including:
•warning or untitled letters;
•civil and criminal penalties;
•injunctions;
•withdrawal of regulatory approval of products;
•product seizure or detention;
•product recalls;
•total or partial suspension of production; and
•refusal to approve pending NDAs or supplements to approved NDAs.
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
The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors. The FDA and comparable foreign authorities have substantial discretion in the approval process and we may encounter matters with the FDA or such comparable authorities that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, on July 28, 2021, we received a CRL from the FDA regarding our NDA for tenapanor for the Hyperphosphatemia Indication. According to the CRL, the FDA has determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and unclear of clinical significance. Additionally, in the CRL, the FDA noted that in order for the NDA to be approved, we will need to conduct an additional adequate and well-controlled trial demonstrating a clinically relevant treatment effect on serum phosphorus or an effect on the clinical outcome thought to be caused by hyperphosphatemia in adult patients with CKD on dialysis. While we intend to request a Type A meeting as soon as possible, there can be no assurances that the Type A meeting with result in a path to address the deficiencies noted in the CRL and to approval of our NDA that is achievable in terms of clinical endpoints, time and cost. If following the Type A meeting we determine to pursue an additional clinical trial, there can be no assurances that results of the trial will demonstrate a clinically relevant treatment effect, noted by the FDA as being required for approval of the NDA. If we decide to appeal the issuance of the CRL, there can be no assurances that our request for appeal will be granted, or that, if granted, we will be successful in our appeal. As a result, the regulatory approval process for our NDA is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize tenapanor for the Hyperphosphatemia Indication, our business and our results of operations. Finally, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or result in a decision not to approve an application for regulatory approval. Despite the time and expense exerted, failure can occur at any stage.
Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our, or our collaboration partners’, clinical studies;
•the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which approval is sought;
•the FDA or comparable foreign regulatory authorities may disagree with the interpretation of data from preclinical studies or clinical studies;
•the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•we or our collaboration partners may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers responsible for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•warning or untitled letters, fines or holds on clinical trials;
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•injunctions or the imposition of civil or criminal penalties;
•suspension or revocation of existing regulatory approvals;
•suspension of any of our ongoing clinical trials;
•refusal to approve pending applications or supplements to approved applications submitted by us;
•restrictions on our or our contract manufacturers’ operations; or
•product seizure or detention, or refusal to permit the import or export of products.
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
Although we do not currently have any products on the market, once we begin commercializing our products, we and our collaboration partners may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate as a commercial organization include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation;
•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;
•the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•the federal physician sunshine requirements under the ACA, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, certain other healthcare providers beginning in 2022, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers;
•state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources;
•state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or pricing information and marketing expenditures; and
•European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.
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
From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:
•additional clinical trials to be conducted prior to obtaining approval;
•changes to manufacturing methods;
•recall, replacement, or discontinuance of one or more of our products; and
•additional record keeping.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:
•announcements of regulatory decisions regarding our NDA seeking marketing approval for tenapanor for the the Hyperphosphatemia Indication;
•results of regulatory inspections of our facilities or those of our contract manufacturing organizations, or specific label restrictions or patient populations for tenapanor’s use, or changes or delays in the regulatory review process;
•announcements regarding whether tenapanor, alone or with other oral only medications, will be included in the bundled prospective payment system for the treatment of ESRD patients, and the time and manner in which such transition is achieved;
•results from, or any delays in, our RDX013 Phase 2 clinical trial;
•announcements relating to our current or future collaboration partnerships;
•announcements of therapeutic innovations or new products by us or our competitors;
•adverse actions taken by regulatory agencies with respect to our product label, our clinical trials, manufacturing supply chain or sales and marketing activities;
•changes or developments in laws or regulations applicable to our approved products or our product candidates;
•the success of our testing and clinical trials;
•failure to meet any of our projected timelines or goals with regard to the clinical development and commercialization of any of our product candidates;
•the success of our efforts to acquire or license or discover additional product candidates;
•any intellectual property infringement actions in which we may become involved;
•the success of our efforts to obtain adequate intellectual property protection for our product candidates;
•announcements concerning our competitors or the pharmaceutical industry in general;
•achievement of expected product sales and profitability;
•manufacture, supply or distribution shortages;
•actual or anticipated fluctuations in our operating results;
•FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the United States;
•changes in financial estimates or recommendations by securities analysts;
•trading volume of our common stock;
•sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•sales of debt securities and sales or licensing of assets;
•general economic and market conditions and overall fluctuations in the United States equity markets; and
•the loss of any of our key scientific or management personnel.

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
Based on the number of shares outstanding as of June 30, 2021, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 39.2% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2021, we had approximately 103.0 million shares of common stock outstanding. Of those shares, approximately 37.4 million were held by current directors, executive officers and stockholders owning 5% or more of our outstanding common stock.
As of June 30, 2021, 1.2 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 12.5 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the required approval of at least two-thirds of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•the required approval of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnities, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
•We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
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
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Effective May 16, 2018, we entered into a loan and security agreement (as amended on October 9, 2020, March 1, 2021, May 5, 2021, and July 29, 2021) pursuant to which the Lenders agreed to provide us a $50.0 million term loan facility. Covenants in the loan and security agreement limit our ability to pay dividends or make other distributions. For additional information refer to “NOTE 5. BORROWING” in the notes to our unaudited condensed financial statements in Part I, Item 1, Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
(a)None.
ITEM 6.       Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Fifth Amendment to Lease, dated May 25, 2021, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8-K	6/1/2021	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (iv) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 13, 2021	By:	/s/ Justin Renz
Justin Renz
Chief Financial Officer
(Chief Accounting and Principal Financial Officer)