Form 10-Q
period 2021-09-30
ARDELYX, INC.
filed 2021-11-12
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of November 9, 2021, was 112,743,408.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,288	$91,032
Short-term investments	66,363	95,452
Accounts receivable	287	—
Prepaid expenses and other current assets	11,441	8,202
Total current assets	153,379	194,686
Property and equipment, net	2,651	1,936
Long-term investments	—	2,114
Right-of-use assets, net	13,580	2,274
Other assets	1,238	552
Total assets	$170,848	$201,562
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,263	$5,626
Accrued compensation and benefits	4,770	5,672
Current portion of operating lease liability	3,391	2,117
Loan payable, current portion	44,444	4,167
Deferred revenue	527	4,177
Accrued expenses and other current liabilities	11,373	6,657
Total current liabilities	68,768	28,416
Operating lease liability, net of current portion	10,669	413
Loan payable, net of current portion	7,032	46,621
Deferred revenue, non-current	2,947	—
Total liabilities	89,416	75,450
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 106,771,584 and 93,599,975 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	11	9
Additional paid-in capital	758,114	680,872
Accumulated deficit	(676,696)	(554,765)
Accumulated other comprehensive income (loss)	3	(4)
Total stockholders’ equity	81,432	126,112
Total liabilities and stockholders’ equity	$170,848	$201,562
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Collaborative development revenue	$886	$1,356	$3,650	$3,656
Product supply revenue	285	1,357	411	1,400
Licensing revenue	2	—	5,007	706
Total revenues	1,173	2,713	9,068	5,762
Operating expenses:
Cost of revenue	—	—	1,000	141
Research and development	23,695	12,240	70,172	46,948
General and administrative	19,714	7,634	56,969	21,810
Total operating expenses	43,409	19,874	128,141	68,899
Loss from operations	(42,236)	(17,161)	(119,073)	(63,137)
Interest expense	(1,216)	(1,202)	(3,518)	(3,785)
Other (expense) income, net	(134)	255	664	1,485
Loss before provision for income taxes	(43,586)	(18,108)	(121,927)	(65,437)
Provision for income taxes	1	—	4	—
Net loss	$(43,587)	$(18,108)	$(121,931)	$(65,437)
Net loss per common share - basic and diluted	$(0.42)	$(0.20)	$(1.21)	$(0.73)
Shares used in computing net loss per share - basic and diluted	104,144,606	89,365,798	100,480,156	89,109,772
Comprehensive loss:
Net loss	$(43,587)	$(18,108)	$(121,931)	$(65,437)
Unrealized (losses) gains on available-for-sale securities	(1)	(227)	7	70
Comprehensive loss	$(43,588)	$(18,335)	$(121,924)	$(65,367)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months ended September 30, 2021
(Unaudited)
(in thousands, except shares)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2021	102,967,017	$10	$750,664	$(633,109)	$4	$117,569
Issuance of common stock under employee stock purchase plan	284,456	—	341	—	—	341
Issuance of common stock for services	25,989	—	190	—	—	190
Issuance of common stock upon exercise of options	126,004	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units	34,410	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(106)	—	—	(106)
Issuance of common stock in at-the-market offering	3,333,708	1	4,742			4,743
Stock-based compensation	—	—	2,262	—	—	2,262
Unrealized losses on available-for-sale securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(43,587)	—	(43,587)
Balance as of September 30, 2021	106,771,584	$11	$758,114	$(676,696)	$3	$81,432

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	93,599,975	$9	$680,872	$(554,765)	$(4)	$126,112
Issuance of common stock under employee stock purchase plan	386,664	—	819	—	—	819
Issuance of common stock for services	25,989	—	190	—	—	190
Issuance of common stock upon exercise of options	331,310	—	584	—	—	584
Issuance of common stock upon vesting of restricted stock units	114,194	—	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(106)	—	—	(106)
Issuance of common stock in at-the-market offering	12,313,452	2	67,187	—	—	67,189
Stock-based compensation	—	—	8,568	—	—	8,568
Unrealized gains on available-for-sale securities	—	—	—	—	7	7
Net loss	—	—	—	(121,931)	—	(121,931)
Balance as of September 30, 2021	106,771,584	$11	$758,114	$(676,696)	$3	$81,432

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months ended September 30, 2020
(Unaudited)
(in thousands, except shares)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2020	89,140,563	$9	$653,805	$(507,781)	$317	$146,350
Issuance of common stock under employee stock purchase plan	94,127	—	459	—	—	459
Issuance of common stock upon exercise of options	142,191	—	339	—	—	339
Issuance of common stock upon vesting of restricted stock units	866,528	—	—	—	—	—
Stock-based compensation	—	—	2,527	—	—	2,527
Unrealized losses on available-for-sale securities	—	—	—	—	(227)	(227)
Net loss	—	—	—	(18,108)	—	(18,108)
Balance as of September 30, 2020	90,243,409	$9	$657,130	$(525,889)	$90	$131,340

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	88,817,741	$9	$647,078	$(460,452)	$20	$186,655
Issuance of common stock under employee stock purchase plan	169,931	—	834	—	—	834
Issuance of common stock for services	42,403	—	310	—	—	310
Issuance of common stock upon exercise of options	346,806	—	759	—	—	759
Issuance of common stock upon vesting of restricted stock units	866,528	—	—	—	—	—
Stock-based compensation	—	—	8,149	—	—	8,149
Unrealized gains on available-for-sale securities	—	—	—	—	70	70
Net loss	—	—	—	(65,437)	—	(65,437)
Balance as of September 30, 2020	90,243,409	$9	$657,130	$(525,889)	$90	$131,340
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(121,931)	$(65,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,247	1,399
Amortization of deferred financing costs	477	416
Amortization of deferred compensation for services	192	235
Amortization of (discount) premium on investment securities	396	(241)
Non-cash lease expense	2,257	1,568
Stock-based compensation	8,568	8,149
Change in derivative liabilities	(696)	290
Non-cash interest associated with debt discount accretion	212	393
Changes in operating assets and liabilities:
Accounts receivable	(287)	—
Prepaid expenses and other assets	(3,927)	(3,748)
Accounts payable	(1,363)	303
Accrued compensation and benefits	(902)	(731)
Operating lease liabilities	(2,033)	(1,914)
Accrued and other liabilities	5,411	(871)
Deferred revenue	(703)	(3,656)
Net cash used in operating activities	(113,082)	(63,845)
Investing activities
Proceeds from maturities and redemptions of investments	103,550	79,402
Purchases of investments	(72,736)	(107,200)
Purchases of property and equipment	(1,962)	(74)
Net cash provided by (used in) investing activities	28,852	(27,872)
Financing activities
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	67,189	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	1,403	1,593
Payments for taxes related to net share settlement of equity awards	(106)	—
Net cash provided by financing activities	68,486	1,593
Net decrease in cash and cash equivalents	(15,744)	(90,124)
Cash and cash equivalents at beginning of period	91,032	181,133
Cash and cash equivalents at end of period	$75,288	$91,009
Supplementary disclosure of cash flow information:
Cash paid for interest	$2,920	$3,119
Cash paid for income taxes	$4	$1
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$14,379	$—
Issuance of common stock for services	$190	$310
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
Basis of Presentation
These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as our most recent annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly our financial position, results of operations, changes in stockholders’ equity, and cash flows for the interim periods presented.
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021, or for any other interim period or future year.
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
Liquidity
As of September 30, 2021, we had cash, cash equivalents and marketable securities of approximately $141.7 million. We believe our current available cash, cash equivalents and marketable securities will be sufficient to fund our planned expenditures and meet our obligations for at least 12 months following the filing of this Report on Form 10-Q.
On July 28, 2021, we received a Complete Response Letter ("CRL") from the U.S. Food and Drug Administration ("FDA") regarding our New Drug Application ("NDA") for the control of serum phosphorus in adult patients with chronic kidney disease ("CKD") on dialysis in which the FDA noted additional requirements would need to be met in order to obtain approval for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. On July 29, 2021 we entered into a Fourth Amendment to our Term Loan Agreement which extended the period of time that we are permitted to make interest-only payments on the Term Loan to December 1, 2021, provided, however, the amendment provided that if the FDA did not approve our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on or before October 25, 2021, then the interest-only period would expire and principal repayments would be required to begin on November 1, 2021. Further, on July 29, 2021, our Board of Directors approved, and on August 2, 2021, we implemented a restructuring plan to better align our workforce and anticipated commercial and development spend with our capital resources and the needs of our business following the receipt of the CRL.
On October 8, 2021, our Board of Directors approved, and on October 12, 2021 we began implementing, an additional restructuring plan to further reduce operating costs and better align our workforce with the needs of our business following the subsequent conclusion of an End of Review Type A Meeting ("End of Review Meeting") with the FDA on October 1, 2021. The restructuring plan is expected to be completed in December 2021.
During November 2021, in compliance with the terms of our Loan Agreement as discussed in Note 5, we paid the first principal repayment on the Term Loan in the amount of $16.7 million. For additional information see Note 13, Subsequent Events.
Failure to raise sufficient capital when needed or generate product revenue will further impact our ability to pursue our business strategies and could require us to further delay, scale back or discontinue one or more of our product development programs, commercialization efforts, or other aspects of our business plans.
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in our most recent Annual Report on Form 10-K other than the following:
Restructuring
We recognize restructuring charges related to reorganization plans that have been committed to by management and when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for, a) contractual employee termination benefits when obligations are associated to services already rendered, rights to such benefits have vested, and payment of benefits is probable and can be reasonably estimated, b) one-time employee termination benefits when management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, it is unlikely changes to the plan will be made or the plan will be withdrawn and communication to such employees has occurred, and c) contract termination costs when a contract is terminated before the end of its term.
One-time employee termination benefits are recognized in their entirety when communication has occurred and future services are not required. If future services are required, the costs are recorded ratably over the remaining period of service. Contract termination costs to be incurred over the remaining contract term without economic benefit are recorded in their entirety when the contract is canceled.
The recognition of restructuring charges requires us to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reorganization plan. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimates of future accrued restructuring liabilities, requiring the recognition of additional restructuring charges or the reduction of accrued restructuring liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.
At the end of each reporting period, we evaluate the remaining accrued restructuring balances to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans.
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
NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and investments as of September 30, 2021 and December 31, 2020 are summarized below (in thousands):

	September 30, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$5,712	$—	$—	$5,712
Money market funds	68,326	—	—	68,326
Commercial paper	1,250	—	—	1,250
Total cash and cash equivalents	75,288	—	—	75,288
Short-term investments
Commercial paper	$49,919	$3	$—	$49,922
Corporate bonds	11,100	3	(2)	11,101
Asset-backed securities	5,341	—	(1)	5,340
Total short-term investments	66,360	6	(3)	66,363
Total cash equivalents and investments	$141,648	$6	$(3)	$141,651

	December 31, 2020
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$781	$—	$—	$781
Money market funds	88,151	—	—	88,151
Commercial paper	2,100	—	—	2,100
Total cash and cash equivalents	91,032	—	—	91,032
Short-term investments
Commercial paper	$60,631	$2	$(4)	$60,629
Corporate bonds	24,547	3	(6)	24,544
U.S. government-sponsored agency bonds	9,277	2	—	9,279
U.S. treasury notes	1,000	—	—	1,000
Total short-term investments	95,455	7	(10)	95,452
Long-term investments:
Corporate bonds	$2,115		$(1)	2,114
Total cash equivalents and investments	$188,602	$7	$(11)	$188,598
We invest excess cash in marketable securities with high credit ratings. These securities consist primarily of money market funds, commercial paper, corporate bonds, asset-backed securities, and U.S. treasury and agency securities and are classified as “available-for-sale.”
All of the available-for-sale securities that we held as of September 30, 2021 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when the fair value of that security is less than its carrying cost, in which case we would further evaluate the investment to determine whether the security is other-than-temporarily impaired. When we evaluate an investment for other-

than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition or creditworthiness of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, we write the investment down through the statement of operations to its fair value and establish that value as the new cost basis for the investment. Management has determined that none of our available-for-sale securities were other-than-temporarily impaired in any of the periods presented, and, as of September 30, 2021, no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that investments in a loss position will be held until maturity or a forecasted recovery of fair value.
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
The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$68,326	$68,326	$—	$—
Commercial paper	51,172	—	51,172	—
Corporate bonds	11,101	—	11,101	—
Asset-backed securities	5,340	—	5,340	—
Total	$135,939	$68,326	$67,613	$—

Liabilities:
Derivative liability for Exit Fee	$680	$—	$—	$680
Total	$680	$—	$—	$680

	December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$88,151	$88,151	$—	$—
Commercial paper	62,729	—	62,729	—
Corporate bonds	26,658	—	26,658	—
U.S. government-sponsored agency bonds	9,279	—	9,279	—
U.S. treasury notes	1,000	—	1,000	—
Total	$187,817	$88,151	$99,666	$—

Liabilities:
Derivative liability for Exit Fee	$1,376	$—	$—	$1,376
Total	$1,376	$—	$—	$1,376
Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, we estimate fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We classify U.S. government-sponsored agency bonds, U.S. treasury notes, corporate bonds, commercial paper, asset-backed securities and foreign currency derivative contracts as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities, such as the Exit Fee, as defined and discussed in Note 6, are classified as Level 3.
The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both September 30, 2021 and December 31, 2020, due to their short-term nature.

Fair Value of Debt
The interest rate of our term loan facility approximates the rate at which we could obtain alternative financing. Therefore, the carrying amount of the term loan facility approximated its fair value at September 30, 2021 and December 31, 2020.
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
During the three and nine months ended September 30, 2021, we recognized $0.9 million and $3.7 million, respectively, as collaborative development revenue under the 2019 KKC Agreement in the accompanying condensed statement of operations and comprehensive loss. During the three and nine months ended September 30, 2020, we recognized $1.4 million and $3.7 million, respectively, as collaborative development revenue under the 2019 KKC Agreement in the accompanying condensed statement of operations and comprehensive loss. The aggregate amount of the transaction price allocated to our partially unsatisfied performance obligations as of September 30, 2021 and December 31, 2020 was $0.5 million and $4.2 million, respectively, which is presented in the accompanying condensed balance sheet as deferred revenue. As of September 30, 2021, we expect to recognize the remaining transaction price allocated to our partially unsatisfied performance obligations over the remaining research terms, which is currently expected to extend through the end of 2021. There were no significant changes in estimates associated with the 2019 KKC Agreement during the nine months ended September 30, 2021.
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
In addition to the up-front license fee received of $30.0 million, we may be entitled to receive up to $55.0 million in total development milestones, of which $10.0 million has been received and recognized as revenue as of September 30, 2021, and approximately ¥8.5 billion for commercialization milestones, or approximately $76.1 million at the currency exchange rate on September 30, 2021, as well as reimbursement of costs plus a reasonable overhead for the supply of product and high-teen royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2021.
During the three and nine months ended September 30, 2021 we recognized zero and $5.0 million, respectively, as licensing revenue upon the achievement of development milestones. During the three and nine months ended September 30, 2020, we recognized no licensing revenue upon the achievement of development milestones. The $5.0 million development milestone recognized during the three months ended March 31, 2021 related to the initiation by KKC of phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia. During the three and nine months ended September 30, 2021, we recognized $0.3 million and $0.4 million as product supply revenue related to the manufacturing supply of tenapanor and other materials to KKC pursuant to the 2017 KKC Agreement. During the three and nine months ended September 30, 2020, we recognized $1.4 million and $1.4 million as product supply revenue.
During the three months ended March 31, 2021, we received a $2.9 million prepayment from KKC for the manufacturing of tenapanor drug substance. The prepayment is reflected within prepaid and other current assets and deferred revenue, non-current on our condensed balance sheet as of September 30, 2021.
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
We may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2021.

We have recorded no revenue during the three and nine months ended September 30, 2021 related to the Fosun Agreement.
Knight Therapeutics, Inc. (“Knight“)
In March 2018, we entered into an exclusive license agreement with Knight (the “Knight Agreement”) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Knight, is a customer. Based on management’s assessment, we determined that the license and the manufacturing supply services represented the material performance obligations at the inception of the agreement, and as such, each of the performance obligations is distinct. Under the terms of the agreement, we received a $2.3 million nonrefundable, one-time upfront payment in March 2018 and are eligible to receive additional development and commercialization milestone payments worth up to $17.5 million. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at September 30, 2021.
AstraZeneca AB (“AstraZeneca”)
In June 2015, we entered into a termination agreement with AstraZeneca (the “AstraZeneca Termination Agreement”) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of September 30, 2021, to date in aggregate, we have recognized $11.6 million of the $75.0 million, which has been recorded as cost of revenue, and have paid AstraZeneca $11.6 million. For the three and nine months ended September 30, 2021 we recognized and recorded as cost of revenue zero and $1.0 million related to the AstraZeneca Termination Agreement. For the three and nine months ended September 30, 2020 we recognized zero and $0.1 million, respectively, as cost of revenue related to the AstraZeneca Termination Agreement.
Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period. The current deferred revenue balance is attributable entirely to the 2019 KKC Agreement and the non-current deferred revenue balance is attributable entirely to the 2017 KKC Agreement (in thousands):

Deferred revenue - current
Balance at December 31, 2020	$4,177
Decreases due to revenue recognized in the period for which cash has been received	(3,650)
Balance at September 30, 2021	$527

Deferred revenue - non-current
Balance at December 31, 2020	$—
Increases to amounts invoiced for which cash has been received	2,947
Balance at September 30, 2021	$2,947
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
In May and July 2021, we and the Lenders entered into additional amendments to the Loan Agreement (“the 2021 Amendments”) which together extended the period of time that we are permitted to make interest-only payments on the Term Loan to December 1, 2021; provided that if we have not received FDA approval for our NDA for tenapanor for the control of serum phosphorus in adult patients with CDK on dialysis on or before October 25, 2021, the interest-only period will expire and principal repayments shall be required to begin on November 1, 2021. If principal repayments are required to begin prior to December 1, 2021 under the 2021 Amendments, then the first such repayment shall include all payments that would have been due if monthly principal repayment had begun on June 1, 2021. As of September 30, 2021, we have classified our loan payable, current to include all principal payments that would have been due beginning on June 1, 2021. During November 2021, in compliance with the terms of our Loan Agreement, we paid the first principal repayment on the Term Loan in the amount of $16.7 million. For additional information see Note 13, Subsequent Events.
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
The Loan Agreement also contains customary events of default that entitle the Lenders to cause us indebtedness under the Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Term Loan, including our cash. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all amounts owed under the Loan Agreement. As of September 30, 2021 and as of the date of filing this Quarterly Report on Form 10-Q, to our knowledge, there were no facts or circumstances in existence that would give rise to an event of default.
As of September 30, 2021, our future payment obligations related to the Term Loan, excluding interest payments and the Exit Fee, are as follows (in thousands):

Total repayment obligations	$52,475
Less: Unamortized discount and debt issuance costs	(307)
Less: Unaccreted value of final fee	(692)
Loan payable	51,476
Less: Loan payable, current portion	(44,444)
Loan payable, net of current portion	$7,032
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
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our statements of operations and were as follows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Fair value of Exit Fee derivative liability at January 1	$1,376	$969
Change in estimated fair value of Exit Fee derivative liability	(696)	290
Fair value of Exit Fee derivative liability at September 30	$680	$1,259

During the nine months ended September 30, 2021 we reduced the value of the derivative liability due the receipt of the CRL from the FDA regarding our NDA for the control of serum phosphorus in adult patients with CKD on dialysis.
NOTE 7. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
During May 2021, we entered into an amendment to the lease for our Fremont, California facility that extended the term of the lease to March 2025. The office space consists of 72,500 square feet with the lease terminating in September 2025. We increased the right-of-use asset and lease liability by $11.9 million for the Fremont lease upon commencement of the amendment.
During April 2021 and May 2021, we recorded right-of-use operating lease assets for a new facility in Waltham, Massachusetts under a lease agreement entered into during December 2020 with lease commencement dates during April and May 2021. The office space consists of 12,864 square feet with the lease terminating in June 2026. We have an option to extend the lease term for one additional five year period. This option to extend the lease term has not been included in the calculation since currently the exercise of the option is uncertain and therefore deemed not probable. We recorded a $1.6 million right-of-use asset and lease liability for the Waltham lease upon commencement of the lease.

The following table provides additional details of our facility leases presented in the condensed balance sheet as of September 30, 2021 (dollars in thousands):

Facilities
Right-of-use assets	$13,580

Current portion of lease liabilities	3,391
Operating lease liability, net of current portion	10,669
Total	$14,060

Weighted-average remaining life (years)	3.70
Weighted-average discount rate	6.86%
Lease costs, which are included in operating expenses in our statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$1,096	$648	$2,606	$1,944
Cash paid for operating leases	$829	$767	$2,383	$2,288
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of September 30, 2021 (in thousands):

Remainder of 2021	$1,056
2022	4,292
2023	4,440
2024	4,589
2025	1,321
Thereafter	252
Total undiscounted operating lease payments	15,950
Imputed interest expenses	(1,890)
Total operating lease liabilities	14,060
Less: Current portion of operating lease liability	(3,391)
Operating lease liability, net of current portion	$10,669
NOTE 8. STOCKHOLDERS’ EQUITY
At the Market Offerings Agreement
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 ("Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at the market offerings” (the "2020 Open Market Sales Agreement"). Pursuant to the 2020 Open Market Sales Agreement, Jefferies, as our sales agent, received a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2020 Open Market Sales Agreement. During the nine months ended September 30, 2021 we sold 12.3 million shares of our common stock for aggregate gross proceeds of $68.7 million at a weighted average price of $5.58 per share under the 2020 Open Market Sales Agreement. We sold 8.2 million shares of our common stock between the dates of November 13, 2020 through February 19, 2021, 4.0 million shares between the dates of May 11, 2021 through June 18, 2021 and 3.3 million shares between the dates of August 24, 2021 and September 10, 2021 for a cumulative total of 15.6 million shares and gross proceeds of $90.3 million at a weighted average sales price of approximately $5.80 per share during the life of the 2020 Open Market Sales Agreement.
In August 2021, we filed an additional prospectus supplement under the Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are not required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of September 30, 2021 we had sold no shares of our common stock under the 2021 Open Market Sales Agreement.
NOTE 9. EQUITY INCENTIVE PLANS
Stock-Based Compensation
Stock-based compensation expense recognized for stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and our employee stock purchase program (the "ESPP") are recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$730	$963	$2,909	$3,165
General and administrative	1,532	1,564	5,659	4,984
Total	$2,262	$2,527	$8,568	$8,149
As of September 30, 2021, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock options	$19,546	2.6
RSUs	$4,839	3.3
ESPP	$201	0.4
Stock Options
A summary of our stock option activity and related information for the nine months ended September 30, 2021 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted Average Exercise Price
Outstanding balance at December 31, 2020	9,790	$6.76
Granted	3,410	$6.60
Exercised	(331)	$1.96
Forfeited	(1,481)	$6.01
Outstanding balance at September 30, 2021	11,387	$6.95
Exercisable at September 30, 2021	6,434	$7.51

Restricted Stock Units
A summary of our RSUs activity and related information for the nine months ended September 30, 2021 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted Average Value at Grant
Outstanding balance at December 31, 2020	159	$5.64
Granted	1,124	$6.62
Vested	(140)	$6.57
Forfeited	(322)	$6.68
Unvested at September 30, 2021	820	$6.42
We issued no PRSUs during the nine months ended September 30, 2021 and we have no PRSUs outstanding as of September 30, 2021.
Employee Stock Purchase Plan
In August 2021, we sold approximately 0.5 million shares of our common stock under the ESPP. The shares were purchased by employees at a purchase price of $1.21 per share resulting in proceeds to us of approximately $0.6 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the nine months ended September 30, 2021, we issued approximately 25,989 shares of our common stock to members of the board of directors in accordance with the program.
NOTE 10. RESTRUCTURING
On July 29, 2021, our Board of Directors approved, and on August 2, 2021, we began implementing a restructuring plan to better align our workforce and anticipated commercial and development spend with our capital resources and the needs of our business following the receipt of the CRL. Under the restructuring plan, we reduced our workforce by 83 employees (approximately 33%). Impacted employees received cash payments equal to their base pay for a notice period of sixty (60) days and Company funded COBRA premiums through such notice period. In addition, impacted employees were eligible to receive severance benefits and additional Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a separation agreement, which includes a general release of claims against us. In connection with the restructuring, we have incurred restructuring charges of $3.6 million, which were recorded during the quarter ended September 30, 2021, related to one-time termination notice and severance payments and other employee-related costs. Of this charge, $1.2 million was recorded in research and development expenses, and $2.4 million was recorded in general and administrative expense in the accompanying condensed statements of operations and comprehensive loss. The cash payments related to the reduction in workforce were disbursed during the quarter ended September 30, 2021.
As discussed in Note 13, on October 8, 2021, our Board of Directors approved an additional restructuring plan subsequent to the conclusion of an End of Review Meeting with the FDA on October 1, 2021. The restructuring plan is expected to be completed in December 2021.
NOTE 11. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three and nine months ended September 30, 2021 and 2020, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(43,587)	$(18,108)	$(121,931)	$(65,437)
Denominator:
Weighted average common shares outstanding - basic and diluted	104,145	89,366	100,480	89,110
Net loss per share - basic and diluted	$(0.42)	$(0.20)	$(1.21)	$(0.73)
For the three and nine months ended September 30, 2021, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 13.2 million and 13.4 million, respectively.
For the three and nine months ended September 30, 2020, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 9.6 million and 10.4 million, respectively.
NOTE 12. CONTINGENCIES
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
From time to time we may be involved in claims arising in connection with our business. Based on information currently available, management believes that the amount, or range, of reasonably possible losses in connection with any pending actions against us would not be material to our financial condition or cash flows, and no contingent liabilities were accrued as of September 30, 2021 or 2020.
NOTE 13.  SUBSEQUENT EVENTS
Restructuring

On October 8, 2021, our Board of Directors approved, and on October 12, 2021 we began implementing, a restructuring plan to reduce operating costs and better align our workforce with the needs of our business following the receipt of a CRL from the FDA on July 28, 2021 regarding our NDA for the control of serum phosphorus in CKD patients on dialysis, and the subsequent conclusion of an End of Review Meeting with the FDA on October 1, 2021. The restructuring plan actions are expected to be completed in December 2021.

Under the restructuring plan, we are reducing our workforce by approximately 100 employees (approximately 60%). Impacted employees received notice that their positions will be eliminated on December 15, 2021. The restructuring plan will result in the elimination of all positions in our research organization as well as the cessation of all research activities. At the time of departure from the Company, either on December 15, 2021, or earlier, impacted employees are eligible to receive severance benefits and Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a separation agreement, which includes a general release of claims against the Company.
In connection with the restructuring, we estimate that we will incur aggregate restructuring charges of approximately $4 million, which will be recorded primarily in the fourth quarter 2021, related to severance payments and other employee-related costs. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in workforce.
In addition, on October 8, 2021, the Board determined that it is in the best interests of the Company and its stockholder to put in place arrangements designed to provide that the Company will have the continued dedication and commitment of those employees, including executives, determined to be key to the restructuring and planned future operations of the Company, and thus, not impacted by the reduction in force. The Board approved, and management has implemented a retention program consisting of cash payments and grants of RSUs to the Company’s employees not impacted by the reduction in force. As part of the retention plan we have entered into retention agreements with the retained employees, including the following named executive officers: Mike Raab, our Chief Executive Officer, Justin Renz, our Chief Financial Officer and Susan Rodriguez, our Chief Commercial Officer. Under those retention arrangements, each of Messrs. Raab and Renz and Ms. Rodriguez have received an RSU grant for 300 thousand, 250 thousand and 150 thousand shares, respectively. The RSUs will vest in full on June 1, 2022. Additionally, the retention agreements provide Messrs. Raab and Renz and Ms. Rodriguez the opportunity to earn cash bonuses upon the achievement of certain milestones in the amounts of $300 thousand, $250 thousand and $150 thousand, respectively.
Borrowing
During November 2021, in compliance with the terms of our Loan Agreement as discussed in Note 5, we made the first principal repayment on the Term Loan in the amount of $16.7 million.
At the Market Offerings Agreement
We sold 6.0 million shares of our common stock pursuant to the 2020 Open Market Sales Agreement between the dates of October 21, 2021 and November 5, 2021 for gross proceeds of $7.4 million at a weighted average sales price of approximately $1.23 per share. We did not sell any additional shares of our common stock after November 5, 2021 and through the date of filing this report on Form 10-Q.
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

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We have not generated any revenues from product sales. As of September 30, 2021, we had an accumulated deficit of $676.7 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we seek to gain approval for our New Drug Application (“NDA”) for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis; prepare for the potential commercialization of tenapanor for any approved indication, incur manufacturing and development cost for, tenapanor; and incur development costs for RDX013. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, as well as funds from our Loan Agreement with Solar Capital Ltd. and Western Alliance Bank.

Our Product Pipeline
Tenapanor: A New Approach for The Control of Serum Phosphorus in Adult Patients with CKD on Dialysis

Tenapanor is a first-in-class medicine being developed for the control of serum phosphorus in adult patients with CKD on dialysis. Tenapanor for the control of serum phosphorus has a unique mechanism of action and acts locally in the gut to inhibit the NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. Tenapanor is the first therapy for phosphate management that blocks phosphorus absorption at the primary pathway of uptake. It is not a phosphate binder. In June 2020, we submitted an NDA to the U.S. Food and Drug Administration (“FDA”) for tenapanor the control of serum phosphorus in adult patients with CKD on dialysis. The NDA is supported by three Phase 3 trials involving over 1,000 patients that evaluated the use of tenapanor for the control of serum phosphorus in CKD patients on dialysis, with two trials evaluating tenapanor as monotherapy and one trial evaluating tenapanor as part of a dual mechanism approach with phosphate binders. All three Phase 3 trials met the primary and all key secondary endpoints.
On July 28, 2021, we received a Complete Response Letter ("CRL") from the FDA regarding our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. According to the CRL, while the FDA agrees “that the submitted data provide substantial evidence that tenapanor is effective in reducing serum phosphorus in CKD patients on dialysis,” the FDA characterizes the magnitude of the treatment effect as “small and of unclear clinical significance.” Additionally, the FDA noted that for the application to be approved, we will need “to conduct an additional adequate and well-controlled trial demonstrating a clinically relevant treatment effect on serum phosphorus or an effect on the clinical outcome thought to be caused by hyperphosphatemia in CKD patients on dialysis.” There were no safety, clinical pharmacology/biopharmaceutics, chemistry, manufacturing, and controls or non-clinical issues identified in the CRL. We held an End-of-Review Type A meeting (“End of Review Meeting”) in October 2021, with the FDA’s Division of Cardiology and Nephrology (the “Division”). The End of Review Meeting did not provide a reasonable path forward for resubmission of our NDA. As a result, we currently expect to submit a Formal Dispute Resolution Request (“FDRR”) by the end of the fourth quarter 2021 in order raise our scientific disagreement above the Division level within FDA’s Center for Drug Evaluation and Research (“CDER”). There can be no assurances that the Formal Dispute Resolution (“FDR”) process will result in approval of our NDA, or in a clear path to resubmission of our NDA that is achievable in terms of clinical endpoints, time and cost.
IBSRELA® (tenapanor) for Irritable Bowel Syndrome with Constipation (IBS-C)

In addition to the development of tenapanor for hyperphosphatemia, we have developed tenapanor for the treatment of patients with IBS-C. IBSRELA (tenapanor) for IBS-C is a first-in-class novel therapy with a unique mechanism of action that acts locally in the gut to inhibit the NHE3. This reduces absorption of sodium from the small intestine and colon, resulting in an increase in water secretion into the intestinal lumen, which accelerates intestinal transit time and results in a softer stool consistency.

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

Collaboration Partners
We have exclusive rights to tenapanor in the U.S. and we have established agreements with Kyowa Kirin Co., Ltd. (“KKC”) in Japan, Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) in China and Knight Therapeutics, Inc. (“Knight“) in Canada for the development and commercialization of tenapanor for certain indications in their respective territories.

Knight has exclusive rights for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA (tenapanor) in Canada, following its approval by Health Canada in April 2020. Under the terms of the agreement with Knight, we received a $2.3 million nonrefundable, one-time upfront payment in March 2018 and are eligible to receive additional development and commercialization milestone payments worth up to $17.5 million. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services.

KKC has exclusive rights for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. In April 2021, we announced that KKC had commenced four phase 3 clinical trials in Japan evaluating tenapanor for hyperphosphatemia. The phase 3 clinical trials consist of a multi-center, randomized, double-blind, placebo-controlled, parallel-group comparative study; a phosphate binder-combination parallel-group comparative study; an open-label, single-arm study evaluating hyperphosphatemia patients on peritoneal dialysis; and a long-term study evaluating serum phosphorus in patients who switch from one or more phosphate binders to tenapanor. Under the terms of the agreement with KKC, we received a $30.0 million upfront payment from KKC, and we may be entitled to receive up to $55.0 million in total development milestones, of which $10.0 million has been received and recognized as revenue as of September 30, 2021, and approximately ¥8.5 billion for commercialization milestones, or approximately $76.1 million at the currency exchange rate on September 30, 2021, as well as high-teen royalties on net sales throughout the term of the agreement.

Fosun Pharma has exclusive rights for the development and commercialization for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and IBS-C. Under the terms of the Fosun Agreement, we received $12.0 million in upfront license, and we may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.

Corporate Restructurings

Following the receipt of the CRL for our NDA for tenapanor for the control of serum phosphorus in CKD patients on dialysis, in August, we implemented a restructuring plan (the “August Restructuring”) to better align our workforce and anticipated commercial and development spend with our capital resources and the needs of our business following the receipt of the CRL. Under the August restructuring plan we reduced our workforce by 83 employees (approximately 33%).

Following the conclusion of an End of Review Type A meeting with the FDA, in October 2021, we began to implement an additional restructuring plan (the “October Restructuring”) to further reduce operating costs and better align our workforce with the needs of our business. Under the restructuring plan, we are reducing our workforce by approximately 100 of our remaining employees (approximately 60%). Our impacted employees received notice that their positions will be eliminated on December 15, 2021. The restructuring plan, which will result in the elimination of our research organization and most of our commercial sales and marketing organizations, is expected to be completed in December 2021.
Impact of COVID-19
The global COVID-19 pandemic has impacted the operational decisions of companies worldwide. It also has created and may continue to create significant uncertainty in the global economy. We have undertaken measures to protect our employees, partners, collaborators, and vendors, some of which impact our normal operations. To date, we have been able to continue our operations with our workforce, most of whom are working remotely, and our pre-existing infrastructure that supports secure access to our internal systems. If, however, the COVID-19 pandemic has a substantial impact on the productivity of our employees, the results of our operations and overall financial performance may be adversely impacted. The extent of the impact from the COVID-19 pandemic on our business will depend largely on future developments that are highly uncertain and cannot be predicted. For a discussion of risks of COVID-19 relating to our business, see “Part II: Other Information-Item 1A.- Risk Factors- Risks Related to Our Business- The ongoing COVID-19 pandemic, or any other outbreak of epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.” As of the date of issuance of this financial report, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions to the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained.

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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our condensed financial statements presented in this report are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K filed with the SEC on March 8, 2021. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the three and nine months ended September 30, 2021.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Organization and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).
Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through license, research and development collaborative agreements with various collaboration partners. We have not generated any revenue from commercial product sales. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: whether we are able to gain approval from the FDA for our NDA for tenapanor or the control of serum phosphorus in CKD patients on dialysis; whether and the extent to which we are successful in our efforts to commercialize tenapanor for any approved indication the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our or our collaborators’ achievement of clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; and the extent to which any of our product candidates are approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor, our ability to generate future revenue from our product sales or from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.
Cost of Revenue
Cost of revenue currently represents payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (the "AZ Termination Agreement") is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners to which we may elect to provide rights to develop and commercialize tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $11.6 million as cost of revenue under the AZ Termination Agreement.
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

As a result of the October Restructuring, we currently anticipate that our research organization will be eliminated by the end of 2021. We expect that we will continue to make substantial investments in our development activities as we progress the development of RDX013 and further progress the development of tenapanor to the extent additional clinical studies, including pediatric studies, are necessary to support the commercialization of tenapanor for any approved indication. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. The probability of success of each of our product candidates may be affected by numerous factors, including preclinical data, clinical data, the regulatory process, market acceptance, sufficient third-party coverage or reimbursement, our ability to access capital on acceptable terms, competition, manufacturing capability and commercial viability. We anticipate that we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each product candidate, ongoing assessment as to each product candidate’s commercial potential, and our ability to access capital on acceptable terms. If we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of tenapanor for any approved indication and the development of RDX013 through the use of alternative structures.
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
We anticipate that our general and administrative expenses will decrease in the immediate future primarily because of the impact of the October Restructuring on our sales and marketing pre-commercial activities and personnel costs. We anticipate that our general and administrative expenses will increase in the future based upon whether and the extent to which we scale our organization to support a launch and commercialization of tenapanor for any approved indication.
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
Comparison of the three and nine months ended September 30, 2021 and 2020
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended September 30,		Change 2021 vs. 2020		Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Collaborative development revenue	$886	$1,356	$(470)	(34.7)%	$3,650	$3,656	$(6)	(0.2)%
Product supply revenue	285	1,357	(1,072)	(79.0)%	411	1,400	(989)	(70.6)%
Licensing revenue	2	—	2	(a)	5,007	706	4,301	609.2%
Total revenues	$1,173	$2,713	$(1,540)	(56.8)%	$9,068	$5,762	$3,306	57.4%
(a) Percent change is not meaningful.
The decrease to total revenues during the three months ended September 30, 2021 as compared to the same period in 2020 is primarily attributable to manufacturing supply of tenapanor and other materials sold to KKC during the three months ended September 30, 2020 in connection with the license agreement entered into with KKC in November 2017 for its product development and clinical trials in Japan.
The increase to total revenues during the nine months ended September 30, 2021 as compared to the same period in 2020 is primarily attributable to a $5.0 million development milestone which we earned during three months ended March 31, 2021 upon the initiation by KKC of phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia. The increase was partially offset by lower product supply revenue during the nine months ended September 30, 2021.
Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended September 30,		Change 2021 vs. 2020		Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Cost of revenue	$—	$—	$—	(a)	$1,000	$141	$859	609.2%
Research and development	23,695	12,240	11,455	93.6%	70,172	46,948	23,224	49.5%
General and administrative	19,714	7,634	12,080	158.2%	56,969	21,810	35,159	161.2%
Total operating expenses	$43,409	$19,874	$23,535	118.4%	$128,141	$68,899	$59,242	86.0%
(a) Percent change is not meaningful.

Cost of revenue
We did not incur any cost of revenue under the AZ termination Agreement during the three months ended September 30, 2021.
The increase in cost of revenue for the nine months ended September 30, 2021 was for payment due to AstraZeneca under the AZ Termination Agreement related to the development milestone we earned upon the initiation by KKC of phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia.

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended September 30,		Change 2021 vs. 2020		Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
External R&D expenses	$15,310	$5,767	$9,543	165.5%	$44,316	$27,242	$17,074	62.7%
Employee-related expenses	6,702	5,101	1,601	31.4%	20,434	15,223	5,211	34.2%
Facilities, equipment and depreciation expenses	1,518	1,233	285	23.1%	4,240	4,240	—	—%
Other	165	139	26	18.7%	1,182	243	939	386.4%
Total research and development expenses	$23,695	$12,240	$11,455	93.6%	$70,172	$46,948	$23,224	49.5%

The increase in our external R&D expenses for the three and nine months ended September 30, 2021 is primarily the result of tenapanor manufacturing costs as well as clinical study costs from the advancement of our OPTIMIZE study which were partially offset by lower costs for the PHREEDOM clinical study. The increase in our employee-related expenses for the three and nine months ended September 30, 2021 is related to compensation and benefits expenses for our research and development workforce. Employee-related expenses for the three and nine months ended September 30, 2021 include $1.2 million severance payments and other employee-related costs as discussed in Note 10 - Restructuring to the financial statements included elsewhere in this Quarterly Report.
General and Administrative
The increase in general and administrative expenses for the three and six months ended September 30, 2021 was primarily due to increased costs associated with building and staffing our commercial infrastructure and teams as we prepared for the U.S. launch of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The increase consisted of headcount and related personnel costs and an increase in external spending for disease awareness initiatives, commercial infrastructure and strategy. Employee-related expenses for the three and nine months ended September 30, 2021 include $2.4 million severance payments and other employee-related costs as discussed in Note 10 - Restructuring to the financial statements included elsewhere in this Quarterly Report.
Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Three Months Ended September 30,		Change 2021 vs. 2020		Nine Months Ended September 30,		Change 2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Interest expense	$(1,216)	$(1,202)	$(14)	1.2%	$(3,518)	$(3,785)	$267	(7.1)%
Other (expense) income, net	(134)	255	(389)	(152.5)%	664	1,485	(821)	(55.3)%
Total other income, net	$(1,350)	$(947)	$(403)	42.6%	$(2,854)	$(2,300)	$(554)	24.1%
Interest Expense
The decrease in interest expense for the nine months ended September 30, 2021 was primarily due to lower interest rates on our variable-rate term loan.
Other Income, net
The changes in other income, net for the three and nine months ended September 30, 2021 were primarily due to lower income earned on our investments, which was largely offset by the revaluation of our derivative liability related to our term loan agreement following receipt of the FDA CRL on July 28, 2021.

Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and investments (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$75,288	$91,032
Investments - current	66,363	95,452
Investments - non-current	—	2,114
Total liquid funds	$141,651	$188,598
As of September 30, 2021, we had cash, cash equivalents and investments totaling $141.7 million compared to $188.6 million as of December 31, 2020.
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at the market offerings” (the "2020 Open Market Sales Agreement"). Pursuant to the 2020 Open Market Sales Agreement, Jefferies, as our sales agent, received a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2020 Open Market Sales Agreement. During the nine months ended September 30, 2021 we sold 12.3 million shares of our common stock for aggregate gross proceeds of $68.7 million at a weighted average price of $5.58 per share under the 2020 Open Market Sales Agreement. We sold 8.2 million shares of our common stock between the dates of November 13, 2020 through February 19, 2021, 4.0 million shares between the dates of May 11, 2021 through June 18, 2021 and 3.3 million shares between the dates of August 24, 2021 and September 10, 2021 for a cumulative total of 15.6 million shares and gross proceeds of $90.3 million at a weighted average sales price of approximately $5.80 per share during the life of the 2020 Open Market Sales Agreement. We sold 6.0 million shares of our common stock between the dates of October 21, 2021 and November 5, 2021 for gross proceeds of $7.4 million at a weighted average sales price of approximately $1.23 per share.
In August 2021, we filed an additional prospectus supplement under the Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are not required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of September 30, 2021 we have sold no shares of our common stock under the 2021 Open Market Sales Agreement.
We expect that the workforce reductions will decrease our future annual cash compensation costs by approximately $35 million. Our primary sources of cash have been from the sale and issuance of common stock (in both public offerings and private placements) and private placements of convertible preferred stock, funds from our collaboration partnerships and funds from our loan agreement. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures and pre-commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Funding Requirements
We believe that our existing capital resources as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the filing of this Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan can change, and we may require significant additional capital to fund our operations, including to support the development, commercialization and manufacturing efforts for tenapanor. We may seek to obtain such additional capital through debt financings, credit facilities, additional equity offerings and/or strategic collaborations. We currently have no unutilized credit facility or committed sources of capital, and there can be no assurances that such sources of capital will be available to us when needed or on acceptable terms. There are numerous risks and uncertainties associated with development and commercialization initiatives, and actual results could vary materially as a result of a number of factors, many of which are outside of our control. Failure to raise sufficient capital when needed or generate product revenue will further impact our ability to pursue our business strategies and could require us to further delay, scale back or discontinue one or more of our product development programs, commercialization efforts, or other aspects of our business plans. These events could prevent us from successfully executing our operating plan and could raise substantial doubt as to our ability to continue as a going concern in future periods.
Our future capital requirements are difficult to forecast and will depend on many factors, including:
•whether we are successful in our efforts under the FDR process to secure approval for our NDA for tenapanor for the Hyperphosphatemia Indication, or whether we are able during the FDR to reach resolution with the FDA regarding a path to addressing the deficiencies in our NDA noted in the CRL that is achievable in terms of clinical study design, time and cost;
•our ability to successfully commercialize tenapanor for any approved indication, either on our own or with one or more collaboration partners;
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
CASH FLOW ACTIVITIES
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(113,082)	$(63,845)
Cash (used in) provided by investing activities	28,852	(27,872)
Cash provided by financing activities	68,486	1,593
Net decrease in cash and cash equivalents	$(15,744)	$(90,124)
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2021 increased by $49.2 million as a result of our increased net loss for the period. The increased net loss was primarily driven by costs associated with building and staffing our commercial infrastructure and teams as we prepared for the U.S. launch of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. The increased net loss was partially offset by a decrease in the amount of $6.3 million for accrued and other liabilities which was primarily for prepayments for raw materials and production of tenapanor.

Cash Flows from Investing Activities
Net cash (used in) provided by investing activities increased by $56.7 million as our investment maturities increased to fully offset the cost to purchase investments. During the nine months ended September 30, 2020, investment purchases exceeded maturities by approximately $27.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities increased by $66.9 million due to net proceeds from issuance of our common stock pursuant to the 2020 Open Market Sales Agreement, or at-the-market offering.
Off-Balance Sheet Arrangements
As of September 30, 2021 and 2020, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
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
As of September 30, 2021, we had cash, cash equivalents and investments of $141.7 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the Loan Agreement bear interest at a rate equal to one-month London Interbank Offered Rate (“LIBOR”), plus 7.45% per annum. A hypothetical increase in one-month LIBOR of 100 basis points above the current one-month LIBOR rates would have increased our interest expense by approximately $0.4 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an aggregate principal amount of $50.0 million outstanding pursuant to our Loan Agreement.
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
As of September 30, 2021, we had no open forward foreign currency exchange contracts.
ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal accounting and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal accounting and financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting, despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls over financial reporting.
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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2021, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of September 30, 2021.
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
Summary of Principal Risks Related to Our Business
•We are substantially dependent on the success of, tenapanor, which may not receive regulatory approval for the control of serum phosphorus in adult patients with CKD on dialysis or for any other related indication (the “Hyperphosphatemia Indication”), and if approved, may not be successfully commercialized for such indication. On July 28, 2021, we received a complete response letter (“CRL”) from the FDA regarding our New Drug Application (“NDA”) for tenapanor for the Hyperphosphatemia Indication. According to the CRL, the FDA has determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and unclear of clinical significance. We held an End-of-Review Type A meeting (“End of Review Meeting”) in October 2021, with the FDA’s Division of Cardiology and Nephrology (the “Division”). The End of Review Meeting did not provide a reasonable path forward for resubmission of our NDA. As a result, we currently expect to submit a Formal Dispute Resolution Request (“FDRR”) by the end of the fourth quarter 2021 in order raise our scientific disagreement above the Division level within FDA’s Center for Drug Evaluation and Research (“CDER”). There can be no assurances that the Formal Dispute Resolution (“FDR”) process will result in approval of our NDA, or in a clear path to resubmission of our NDA that is achievable in terms of clinical study design, time and cost. As a result, the regulatory approval process for our NDA is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize tenapanor for the Hyperphosphatemia Indication, our business and our results of operations.
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
•We have never generated any revenue from product sales and may never be profitable. Our ability to generate future revenue from product sales or pursuant to milestone payments is dependent upon many factors, including, but not limited to, obtaining regulatory approvals for tenapanor for the Hyperphosphatemia Indication, and establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate supply of product to support the market demand for tenapanor; and obtaining market acceptance of tenapanor as a viable treatment option for the indications for which it is approved and commercialized.
•We will require substantial additional financing to achieve our goals, and the inability to access this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our efforts to obtain approval for, or commercialize tenapanor.
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
•Most of our sales and marketing team and certain other key employees hired in anticipation of the receipt of marketing approval by the FDA for tenapanor for the Hyperphosphatemia Indication have been notified that their positions will be eliminated by the end of 2021. Should we obtain marketing approval for tenapanor for the Hyperphosphatemia Indication, or determine to commercialize tenapanor for IBS-C, we may not be able to rehire or replace such personnel, and as a result we may not be able to commercialize tenapanor for the Hyperphosphatemia Indication, if approved, or for IBS-C if we determine to do so or any such commercialization may be delayed or adversely impacted.
•We rely completely on third parties to manufacture tenapanor and our other product candidates. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization efforts for any approved product, and our development efforts for tenapanor or RDX013 may be materially harmed.
•We may not be successful in our efforts to develop RDX013 as a result of numerous factors, which may include the inability to access capital necessary to fund such efforts on acceptable terms.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing tenapanor and developing our proprietary drug discovery and design platform. To date, we have not commercialized any products or generated any revenue from the sale of products. In July 2021, we received a CRL from the FDA regarding our NDA for tenapanor for the Hyperphosphatemia Indication. Our end of Review Meeting did not provide a reasonable path forward for resubmission of our NDA. Accordingly, we currently expect to submit a FDRR to raise our scientific disagreement above the Division level within CDER. There can be no assurances that the FDR process will result in approval of our NDA or in a clear path to resubmission of our NDA that is achievable in terms of clinical study design, time and cost.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant research, development and other expenses related to our ongoing operations. As of September 30, 2021, we had an accumulated deficit of $676.7 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we seek to gain approval for our NDA for tenapanor for the Hyperphosphatemia Indication; prepare for the potential commercialization of tenapanor for any approved indication; incur manufacturing and development costs for tenapanor; and incur development costs for RDX013.

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

We received FDA approval for our NDA for tenapanor for the treatment of IBS-C in adults in September 2019. However, to date, we have not commercialized tenapanor for IBS-C ourselves in the United States and have not entered into a collaboration partnership for such commercialization. We have no other products approved for sale and have received a CRL from the FDA for tenapanor relating to our NDA for the Hyperphosphatemia Indication. There can be no assurances that our NDA for tenapanor for the Hyperphosphatemia Indication will be approved for such indication or any other related indication. We have never generated any revenue from product sales. Our ability to generate revenue from product sales and achieve profitability depends on our ability to obtain such approval by the FDA; our ability to successfully commercialize tenapanor for an approved indication; and the ability of our collaboration partners to obtain regulatory approval to market tenapanor in their respective territories. There can be no assurances that we will generate product revenue from sales of tenapanor, either on our own, or with a collaboration partner. Our ability to generate future revenue from product sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:
•whether we are successful in our efforts under the FDR process to secure approval for our NDA for tenapanor for the Hyperphosphatemia Indication, or whether we are able during the FDR to reach resolution with the FDA regarding a path to addressing the deficiencies in our NDA noted in the CRL that is achievable in terms of clinical study design, time and cost;
•our ability to successfully commercialize tenapanor for any approved indication, either on our own or with one or more collaboration partners;
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

In cases where we are successful in obtaining regulatory approvals to market tenapanor for one or more indications, our revenue will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is granted, the breadth of the indication and the label for which approval is granted, accepted price for the product, the ability to get reimbursement at any price and whether we are commercializing the product or the product is being commercialized by a collaboration partner, and in such case, whether we have royalty and/or co-promotion rights for that territory, and whether any royalty we have a right to receive from a collaboration partner is in excess of the royalty we owe AstraZeneca as a result of the termination of our License Agreement with AstraZeneca in 2015. See Note 4, Collaboration and Licensing Agreements, in the notes to our financial statements, included in Part I, Item 1, for details on our obligations to AstraZeneca. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like tenapanor for the Hyperphosphatemia Indication, which, if approved, will be marketed for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication. If we are successful in obtaining regulatory approval to market tenapanor for such indication, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether and when tenapanor, along with other oral ESRD related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur. See “Third-party payor coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of patients for the approved indication suitable for tenapanor is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, coverage and reimbursement for tenapanor are not available in the manner and to the extent which we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of tenapanor, even if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

We will require substantial additional financing to achieve our goals, including our goal of pursuing a formal dispute resolution process in response to the CRL received from the FDA relating to our NDA for tenapanor for the Hyperphosphatemia Indication and the inability to access necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our efforts to seek and obtain approval for tenapanor for the Hyperphosphatemia Indication, our efforts to commercialize tenapanor any approved indications, and our development activities for RDX013.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing tenapanor and developing our proprietary drug discovery and design platform. Following the receipt of the CRL, we have implemented two restructuring plans in order to reduce operating costs and to better align our workforce with the needs of our business. As a result of the second restructuring plan, initiated in October 2021, we will be eliminating all of our research capabilities, along with many positions throughout the Company before the end of 2021. Notwithstanding the restructurings, we believe that we will continue to expend substantial resources for the foreseeable future, including, costs associated with our efforts to pursue approval for our NDA for the Hyperphosphatemia Indication through the FDR process; the commercialization of tenapanor for any approved indication; conducting pediatric clinical trials for tenapanor, if required; development of RDX013; and manufacturing for tenapanor and RDX013. Our future funding requirements will depend on many factors, including, but not limited to:
•whether we are successful in our efforts under the FDR process to secure approval for our NDA for tenapanor for the Hyperphosphatemia Indication, or to reach resolution with the FDA regarding a path to address the deficiencies in the NDA noted in the CRL, and the time and cost associated with such path;
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
•the selling and marketing costs associated with tenapanor, including the cost and timing of maintaining or rebuilding our sales and marketing capabilities;
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
•any clinical trials we are required to or decide to pursue for tenapanor or RDX013;
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

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our clinical trials for tenapanor or RDX013, our maintenance and/or re-establishment of sales and marketing capabilities or other activities that may be necessary to commercialize tenapanor, either alone or with collaboration partners. Additionally, our inability to access capital on a timely basis and on terms that are acceptable to us may force us to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor or certain of our product candidates through the use of alternative structures.

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

We were permitted to make interest only payments on the loan facility through October 31, 2021, with principal repayments commencing on November 1, 2021, and the first such repayment required us to include all payments that would have been due if monthly principal repayment had begun on June 1, 2021. We may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lenders determine that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lenders to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate clinical trials for tenapanor or RDX013, our maintenance and/or re-establishment of sales and marketing capabilities or other activities that may be necessary to commercialize tenapanor, either alone or with collaboration partners. The Lenders could also exercise their rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.
Principal Risks Related to Our Business

We are substantially dependent on the success of tenapanor. In July 2021, we received a CRL from the FDA related to our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. We may not receive regulatory approval for tenapanor for such indication, and if approved, we may not be able to successfully commercialize tenapanor for hyperphosphatemia. Although we received marketing approval from the FDA for tenapanor for IBS-C in September 2019, we have not yet commercialized tenapanor for such indication, and should we elect to do so, we may not be successful in such commercialization.

To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor for the Hyperphosphatemia Indication and the IBS-C indication. The commercial success of tenapanor will depend on a number of factors, including whether tenapanor’s safety and efficacy profile is satisfactory to the FDA and foreign regulatory authorities to gain marketing approval for the Hyperphosphatemia Indication. On July 28, 2021, we received a CRL from the FDA regarding our NDA for tenapanor for the Hyperphosphatemia Indication. According to the CRL, the FDA has determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and unclear of clinical significance. Additionally, in the CRL, the FDA noted that in order for the NDA to be approved, we will need to conduct an additional adequate and well-controlled trial demonstrating a clinically relevant treatment effect on serum phosphorus or an effect on the clinical outcome thought to be caused by hyperphosphatemia in adult patients with CKD dialysis. In October we held an End of Review Meeting with the Division. The End of Review Meeting did not provide a reasonable path for resubmission of our NDA. Accordingly, we currently expect to submit a FDRR in the fourth quarter 2021. There can be no assurances that the FDR process will result in approval of our NDA or a clear path to resolution of the deficiencies in the NDA noted in the CRL that is achievable in terms of clinical study design, time and cost. As a result, the regulatory approval process for our NDA for the Hyperphosphatemia Indication is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize tenapanor for the Hyperphosphatemia Indication, our business and our results of operations. If we are successful in obtaining approval for tenapanor for the Hyperphosphatemia Indication, and tenapanor is commercialized for such indication or for IBS-C, the commercial success of tenapanor will depend on a number of additional factors, including the following:
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

As tenapanor is a first-in-class drug, there is a higher likelihood that approval may not be attained as compared to a class of drugs with approved products. Although tenapanor met the primary endpoints in all of the three Phase 3 clinical trials evaluating tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, we received a CRL from the FDA in July 2021 indicating that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and unclear of clinical significance. We intend to submit a FDRR in the fourth quarter 2021. However, there can be no assurances that we will receive regulatory approval to market tenapanor for the Hyperphosphatemia Indication. Further, even if approved, it may not be possible to market tenapanor on the basis of certain of the benefits we believe tenapanor possesses. If the number of patients in the market for tenapanor based on the approved indication or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate coverage and reimbursement for tenapanor, we may not generate sufficient revenue from sales of tenapanor for the Hyperphosphatemia Indication, if approved, or for IBS-C, if commercialized. There can be no assurance that tenapanor will ever be successfully commercialized or that we will ever generate income from sales of tenapanor. If we are not successful in obtaining approval for tenapanor for the Hyperphosphatemia Indication, or we are not successful in commercializing tenapanor for any approved indication, or are significantly delayed in doing so, our business will be materially harmed.

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

Most of our sales and marketing team and certain other key employees hired in anticipation of the receipt of marketing approval by the FDA for tenapanor for the Hyperphosphatemia Indication have been notified that their positions will be eliminated by the end of 2021. Should we obtain marketing approval for tenapanor for Hyperphosphatemia, or determine to commercialize tenapanor for IBS-C, we may not be able to rehire or replace such personnel, and as a result we may not be able to commercialize tenapanor for the Hyperphosphatemia Indication, if approved, or for IBS-C if we determine to do so or any such commercialization may be delayed or otherwise adversely impacted.

If approved, we currently plan to commercialize tenapanor for the Hyperphosphatemia Indication, on our own. Many members of our sales and marketing leadership teams, our sales employees with technical expertise and certain other key employees necessary to successful commercialize tenapanor for any indication have had their positions eliminated by our restructuring plans adopted in August and October 2021. Even if we are successful in obtaining regulatory approval to market tenapanor for the Hyperphosphatemia Indication, or if we determine to commercialize tenapanor for IBS-C, there can be no assurances that we will be able to rehire or replace such personnel.

If we fail to rehire or replace our internal sales, marketing and distribution capabilities, or other key employees necessary to successfully commercialize tenapanor, we may need to delay the commercialization of tenapanor for the Hyperphosphatemia Indication, if approved, or the commercialization of tenapanor for IBS-C if sought, or either such commercialization could be adversely impacted.

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

We rely completely on third parties to manufacture tenapanor and RDX013. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of tenapanor for any approved indication and our development efforts for tenapanor and RDX013 may be materially harmed.

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

Our ongoing RDX013 Phase 2 clinical trial may be impacted by the COVID-19 pandemic in a number of ways, including delays or difficulties in any planned clinical site initiation, difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.
Furthermore, we could encounter delays if our ongoing RDX013 Phase 2 clinical trial is suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
In addition, identifying and qualifying patients to participate in our RDX013 Phase 2 clinical trial is critical to the success of the clinical trial. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies because of concerns about adverse events observed with the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug, or our inclusion and exclusion criteria for our clinical trials may present challenges in identifying acceptable patients. As a result, the timeline for recruiting patients and conducting our RDX013 Phase 2 clinical trial may be delayed. These delays could result in increased costs, delays in advancing our development of oRDX013, or termination of the clinical studies altogether. Any of these occurrences may significantly harm our business, financial condition and prospects.
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

Following the receipt of the CRL, we have implemented two restructuring plans in order to reduce operating costs and to better align our workforce with the needs of our business. As a result of the second restructuring plan, initiated in October 2021, before the end of 2021, we will be eliminating all of our research capabilities, along with many positions throughout the Company, many of which would be necessary to support the commercialization of a product Our need to effectively execute our business strategy requires that we:
•manage any commercialization activities in which we may engage effectively;
•manage our clinical trials effectively;
•manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
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
Recruiting and retaining qualified scientific, clinical, medical, manufacturing, and sales and marketing personnel is critical to our success. We are highly dependent on our executives, senior management and certain other key employees. The loss of the services of our executives, senior management or other key employee could impede the achievement of our development and commercial objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executives, senior management and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. We may be unable to hire, train or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel, particularly in our geographic regions. If we are unable to continue to attract and retain high quality personnel, our ability to grow and pursue our business strategy will be limited.
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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with KKC for commercialization of tenapanor for hyperphosphatemia in Japan; with Fosun Pharma for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; and in Canada with Knight for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions. We have received a CRL from the FDA regarding our NDA for the Hyperphosphatemia Indication. While we intend to submit a FDRR, there can be no assurances that we will be successful in obtaining approval for tenapanor for the Hyperphosphatemia Indication. Even if we are successful in obtaining approval for the NDA, the delay in obtaining such approval will likely result in delay in the regulatory process for our partners, which could have a material adverse effect on our business and results of operations.
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
•As a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•We have an ongoing Phase 2 clinical trial for RDX013, which may be delayed as a result the COVID-19 outbreak. Other potential impacts of the COVID-19 pandemic on our clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining Institutional Review Board approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.
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
We may consider strategic transactions, such as acquisitions of companies, asset purchases, and/or in-licensing of products, product candidates or technologies. In addition, if we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to further restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the development or commercialization of tenapanor and/or the development of RDX013 through the use of alternative structures. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, spin outs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
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
The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors. The FDA and comparable foreign authorities have substantial discretion in the approval process and we may encounter matters with the FDA or such comparable authorities that requires us to expend additional time and resources and delay or prevent the approval of our product candidates. For example, on July 28, 2021, we received a CRL from the FDA regarding our NDA for tenapanor for the Hyperphosphatemia Indication. According to the CRL, the FDA has determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and unclear of clinical significance. Additionally, in the CRL, the FDA noted that in order for the NDA to be approved, we will need to conduct an additional adequate and well-controlled trial demonstrating a clinically relevant treatment effect on serum phosphorus or an effect on the clinical outcome thought to be caused by hyperphosphatemia in adult patients with CKD on dialysis. The End of Review Meeting did not provide a reasonable path forward for resubmission or our

NDA, and as a result, we currently expect to submit a FDRR to raise our scientific disagreement above the Division level within CDER. There can be no assurances that the FDR process will result in approval of the NDA or another positive outcome. As a result, the regulatory approval process for our NDA is highly uncertain. We may not obtain approval at all, and if we are able to obtain approval, the expense and time to do so could adversely impact our ability to successfully commercialize tenapanor for the Hyperphosphatemia Indication, our business and our results of operations. Finally, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or result in a decision not to approve an application for regulatory approval. Despite the time and expense exerted, failure can occur at any stage.
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
Risks Related to Intellectual Property
We may become subject to claims alleging infringement of third parties’ patents or proprietary rights and/or claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development and commercialization of tenapanor or our other product candidates.
There have been many lawsuits and other proceedings asserting infringement or misappropriation of patents and other intellectual property rights in the pharmaceutical and biotechnology industries. There can be no assurances that we will not be subject to claims alleging that the manufacture, use or sale of tenapanor or any other product candidates infringes existing or future third-party patents, or that such claims, if any, will not be successful. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of tenapanor or other product candidates. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect. We may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of tenapanor or our other product candidates.
We may be subject to third-party patent infringement claims in the future against us or our that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. We may be required to indemnify future collaboration partners against such claims. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If a patent infringement suit were brought against us we could be forced to stop or delay development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, we may be unable to maintain such licenses and the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, or unable to maintain such licenses when granted. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.
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
The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:
•announcements of regulatory decisions regarding our NDA seeking marketing approval for tenapanor for the Hyperphosphatemia Indication;

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
Based on the number of shares outstanding as of September 30, 2021, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 38.2% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2021, we had approximately 106.8 million shares of common stock outstanding. Of those shares, approximately 37.5 million were held by current directors, executive officers and stockholders owning 5% or more of our outstanding common stock.
As of September 30, 2021, 0.8 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 11.4 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.       OTHER INFORMATION
In connection with the restructuring initiated in October 2021, we will be eliminating all of our research personnel and our research capabilities and are transitioning to a commercially focused organization. Our research personnel comprised a significant portion of our headcount presence in Fremont, California. As a result, our Board has determined to designate Waltham, Massachusetts, where the majority of our executive management team are located and where our commercial team reports, as our sole headquarters.
ITEM 6.       Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Fourth Amendment to the Loan and Security Agreement, dated as of July 29, 2021, by and among Ardelyx, Inc., Solar Capital Ltd. and the lenders party thereto.	8-K	7/30/2021	10.1

10.2	Open Market Sales Agreement dated August 13, 2021, by and between Ardelyx, Inc. and Jefferies LLC.	8-K	8/17/2021	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (iv) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.
________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: November 12, 2021	By:	/s/ Justin Renz
Justin Renz
Chief Financial Officer
(Chief Accounting and Principal Financial Officer)