Form 10-Q
period 2022-03-31
ARDELYX, INC.
filed 2022-05-05
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of May 2, 2022, was 144,598,863.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, in this Quarterly Report on Form 10-Q the terms “Ardelyx”, “we,” “us,” “our” and “the Company” refer to Ardelyx, Inc.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•our expectations regarding our participation in a Cardiovascular and Renal Drugs Advisory Committee (“Advisory Committee”) meeting in connection with the formal dispute resolution (“FDR”) process commenced in response to the Complete Response Letter (“CRL”) received from the U.S. Food and Drug Administration (“FDA”) relating to our new drug application (“NDA”) for XPHOZAH® (tenapanor) for the control of serum phosphorus in adult patients with chronic kidney disease on dialysis (“CKD”) (the “Hyperphosphatemia Indication”);
•our plans to address our operating cash flow requirements with our current cash and investments, cash generated from the sales of IBSRELA®, our potential receipt of anticipated milestones from our collaboration partners, our potential receipt of anticipated payments from our Japanese collaboration partner under the second amendment to our License Agreement; our ability to access the capital markets, as well as through the implementation of cash preservation activities to reduce or defer discretionary spending;
•our plans with respect to RDX013 and RDX020; and
•estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital.
Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “ITEM 1A. RISK FACTORS” section and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.

SUMMARY OF PRINCIPAL RISKS ASSOCIATED WITH OUR BUSINESS

•We have a limited operating history, have incurred significant losses since our inception and will incur losses in the future, which makes it difficult for us to assess our future viability; although our financial statements have been prepared on a going concern basis, our current level of cash and investments alone is not sufficient to meet our operating plans for the next twelve months, raising substantial doubt regarding our ability to continue as a going concern.
•We will require substantial additional financing to achieve our goals, including our goals of commercializing IBSRELA, and preparing for and participating in a Cardiovascular and Renal Drugs Advisory Committee (“Advisory Committee”) meeting in connection with the formal dispute resolution (“FDR”) process commenced in response to the Complete Response Letter (“CRL”) received from the U.S. Food and Drug Administration (“FDA”) relating to our new drug application (“NDA”) for XPHOZAH (tenapanor) for the control of serum phosphorus in adult patients with chronic kidney disease (“CKD”) on dialysis (“Hyperphosphatemia Indication”) and the inability to access necessary capital when needed on acceptable terms, or at all, could force us to limit, reduce or terminate our efforts to commercialize IBSRELA or to seek and obtain approval for XPHOZAH for the Hyperphosphatemia Indication.
•Our failure to meet the continued listing requirements of The Nasdaq Global Market ("Nasdaq") could result in a de-listing of our common stock.
•We have generated limited revenue from product sales and may never be profitable.
•We are substantially dependent on the successful launch and commercialization of IBSRELA for IBS-C, and there is no guarantee that we will achieve sufficient market acceptance for IBSRELA; secure adequate coverage and reimbursement for IBSRELA; or generate sufficient revenue from product sales of IBSRELA.

•We are pursuing regulatory approval for XPHOZAH for the Hyperphosphatemia Indication, and there can be no assurances that we will be successful in obtaining such regulatory approval.
•Even if we are successful in obtaining regulatory approval for XPHOZAH for the Hyperphosphatemia Indication, the expense and time required to do so could adversely impact our ability to successfully commercialize XPHOZAH for such indication.
•IBSRELA, and/or, if approved and commercialized, XPHOZAH, may cause undesirable side effects or have other properties that could limit the commercial success of the product.
•As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products; and there are significant risks in building and managing a commercial organization.
•Third-party payor coverage and reimbursement status of newly-commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and, if approved, for XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue.
•We rely completely on third parties to manufacture IBSRELA and XPHOZAH. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of IBSRELA, and, if approved and commercialized of XPHOZAH, and our future development efforts for tenapanor may be materially harmed.
•Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
NOTE REGARDING TRADEMARKS

ARDELYX®, IBSRELA®, and XPHOZAH® are trademarks of Ardelyx. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,077	$72,428
Short-term investments	42,627	44,261
Accounts receivable	4,394	502
Inventory	3,487	—
Prepaid expenses and other current assets	16,640	16,458
Total current assets	114,225	133,649
Right-of-use assets	11,910	12,752
Property and equipment, net	2,045	2,362
Other assets	1,228	1,150
Total assets	$129,408	$149,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,030	$4,277
Accrued compensation and benefits	6,304	5,422
Current portion of long-term debt	26,139	32,264
Current portion of operating lease liability	3,592	3,492
Accrued expenses and other current liabilities	6,778	7,366
Total current liabilities	47,843	52,821
Operating lease liability, net of current portion	8,812	9,748
Deferred revenue, non-current	8,563	4,727
Total liabilities	65,218	67,296
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 136,330,360 and 130,182,535 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	14	13
Additional paid-in capital	805,265	795,540
Accumulated deficit	(741,001)	(712,930)
Accumulated other comprehensive loss	(88)	(6)
Total stockholders’ equity	64,190	82,617
Total liabilities and stockholders’ equity	$129,408	$149,913
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product sales, net	$450	$—
Product supply revenue	14	126
Licensing revenue	4	5,002
Collaborative development revenue	—	1,454
Total revenues	468	6,582
Operating expenses:
Cost of revenue	85	1,000
Research and development	8,851	20,456
Selling, general and administrative	19,339	17,131
Total operating expenses	28,275	38,587
Loss from operations	(27,807)	(32,005)
Interest expense	(746)	(1,100)
Other income (expense), net	484	(49)
Loss before provision for income taxes	(28,069)	(33,154)
Provision for income taxes	2	1
Net loss	$(28,071)	$(33,155)
Net loss per common share, basic and diluted	$(0.21)	$(0.34)
Shares used in computing net loss per share - basic and diluted	130,934,795	97,179,241
Comprehensive loss:
Net loss	$(28,071)	$(33,155)
Unrealized losses on available-for-sale securities	(82)	(3)
Comprehensive loss	$(28,153)	$(33,158)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2022 and 2021
(Unaudited)
(in thousands, except shares)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	130,182,535	$13	$795,540	$(712,930)	$(6)	$82,617
Issuance of common stock under employee stock purchase plan	127,100	—	83	—	—	83
Issuance of common stock upon vesting of restricted stock units	113,469	—	—	—	—	—
Issuance of common stock in at the market offering	5,907,256	1	5,920	—	—	5,921
Stock-based compensation	—	—	3,722	—	—	3,722
Unrealized losses on available-for-sale securities	—	—	—	—	(82)	(82)
Net loss	—	—	—	(28,071)	—	(28,071)
Balance as of March 31, 2022	136,330,360	$14	$805,265	$(741,001)	$(88)	$64,190

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	93,599,975	$9	$680,872	$(554,765)	$(4)	$126,112
Issuance of common stock under employee stock purchase plan	102,208	—	478	—	—	478
Issuance of common stock upon exercise of options	10,507	—	20	—	—	20
Issuance of common stock upon vesting of restricted stock units	35,100	—	—	—	—	—
Issuance of common stock in at the market offering	4,940,787	1	34,271			34,272
Stock-based compensation	—	—	3,087	—	—	3,087
Unrealized losses on available-for-sale securities	—	—	—	—	(3)	(3)
Net loss	—	—	—	(33,155)	—	(33,155)
Balance as of March 31, 2021	98,688,577	$10	$718,728	$(587,920)	$(7)	$130,811

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(28,071)	$(33,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	232	422
Amortization of deferred financing costs	169	157
Amortization of deferred compensation for services	47	77
Amortization of (discount) premium on investment securities	15	157
Non-cash lease expense	842	607
Stock-based compensation	3,722	3,087
Change in derivative liabilities	15	36
Debt refinancing costs	102	—
Gain on sale of equipment	(710)	—
Non-cash interest associated with debt discount accretion	109	70
Changes in operating assets and liabilities:
Accounts receivable	(3,892)	(5,783)
Inventory	(3,487)	—
Prepaid expenses and other assets	(307)	(13,662)
Accounts payable	753	(248)
Accrued compensation and benefits	882	(1,324)
Operating lease liabilities	(836)	(721)
Accrued and other liabilities	(1,041)	7,517
Deferred revenue	3,836	(1,454)
Net cash used in operating activities	(27,620)	(44,217)
Investing activities
Proceeds from maturities and redemptions of investments	27,300	35,370
Purchases of investments	(25,763)	(32,107)
Proceeds from sale of equipment	795	—
Purchases of property and equipment	—	(778)
Net cash provided by investing activities	2,332	2,485
Financing activities
Proceeds from 2022 Loan, net of issuance costs	26,971	—
Repayment of 2018 Loan, net of settlement costs	(33,038)	—
Proceeds from issuance of common stock in at the market offering, net of issuance costs	5,921	34,272
Proceeds from issuance of common stock under equity incentive and stock purchase plans	83	498
Net cash provided by (used in) financing activities	(63)	34,770
Net decrease in cash and cash equivalents	(25,351)	(6,962)
Cash and cash equivalents at beginning of period	72,428	91,032
Cash and cash equivalents at end of period	$47,077	$84,070
Supplementary disclosure of cash flow information:
Cash paid for interest	$741	$963
Cash paid for income taxes	$1	$—
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$450
Issuance of derivative in connection with issuance of loan payable	$375	$—

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
We operate in one business segment, which is the development and commercialization of biopharmaceutical products.
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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022, or for any other interim period or future year.
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
Liquidity
As of March 31, 2022, we had cash and investments of approximately $89.7 million. We have incurred operating losses since inception and our accumulated deficit as of March 31, 2022 is $741.0 million. Our current level of cash and investments alone is not sufficient to meet our plans for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these financial statements. We plan to address our operating cash flow requirements with our current cash and investments, cash generated from sales of IBSRELA, our potential receipt of anticipated milestones from our collaboration partners, our ability to access the capital markets, as well as through the implementation of cash preservation activities to reduce or defer discretionary spending.

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
Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 1 to our audited financial statements for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K. Our significant accounting policies for the three months ended March 31, 2022 also included the policies discussed below related to accounts receivable, inventory, revenue and cost of revenue for commercial product sales. With the exception of those noted below, there have been no material changes in our significant accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Accounts Receivable
Accounts receivable is reported net of allowances for returns, chargebacks and contractual discounts offered to our customers. Our estimate of the allowance for doubtful accounts is based on an evaluation of the aging of our receivables. Trade receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, we have determined that an allowance for doubtful accounts is not required. As of March 31, 2022 our accounts receivable balance is comprised of $3.8 million from our collaborators and $0.6 million from commercial customers. As of December 31, 2021 our accounts receivable balance was comprised of $0.5 million from our collaborators.
Inventory
Prior to the regulatory approval of drug product candidates, we incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products. We began to capitalize inventory costs associated with IBSRELA during the fourth quarter of 2021, when our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA, which was when it was determined that the inventory had a probable future economic benefit.
Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. We primarily use actual costs to determine the cost basis for inventory. The determination of whether inventory costs will be realizable requires management review of the expiration dates of IBSRELA compared to our forecasted sales. If actual market conditions are less favorable than projected by management, write-downs of inventory may be required, which would be recorded as cost of goods sold in the condensed statement of operations and comprehensive loss.

Product Sales, Net
We account for our commercial product sales, net in accordance with Topic 606 - Revenue from Contracts with Customers. We received approval from the U.S. Food and Drug Administration (“FDA”) in September 2019 to market IBSRELA, the first and only sodium hydrogen exchanger 3 (“NHE3”) inhibitor for the treatment of irritable bowel syndrome with constipation ("IBS-C") in adults, in the United States ("U.S."). We began selling IBSRELA in the U.S. in March 2022. We distribute our products principally through a limited number of distributors and specialty pharmacy providers (collectively, our "Customers"). Our Customers subsequently sell our products to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

Reserves for Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration, including rebates, discounts, patient copay assistance programs, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of accounts receivable if the amount is payable to our Customers or a current liability if the amount is payable to a party other than a Customer. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our historical experience, current contractual and statutory requirements, specific known market events and trends. Overall, these reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more historical experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the IBSRELA product launch.
Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program ("Medicaid") and the Medicare Coverage Gap Program ("Medicare"). Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the condensed balance sheets. We estimate our Medicaid and Medicare rebates based upon the estimated payor mix, and statutory discount rates. Our estimates for payor mix are guided by payor information received from specialty pharmacies, expected utilization for specialty distributor sales to pharmacies, and available industry payor information.
Chargebacks: Chargebacks are discounts that occur when contracted purchasers purchase directly from our specialty distributors at a discounted price. The specialty distributor, in turn, charges back the difference between the price initially paid to us by the specialty distributor and the discounted price paid to the specialty distributor by the contracted purchaser. Amounts for estimated chargebacks are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for specialty distributor chargebacks is estimated based on known chargeback rates, known sales to specialty distributors, and estimated utilization by types of contracted purchasers.
Discounts and Fees: Our payment terms are generally 30 to 60 days. Specialty distributors and specialty pharmacies are offered various forms of consideration, including service fees and prompt pay discounts for payment within a specified period. We expect these Customers will earn prompt pay discounts and therefore, we deduct the full amount of these discounts and service fees from product sales when revenue is recognized, resulting in a reduction of product revenue and accounts receivable.
Other Reserves: Patients who have commercial insurance may receive co-pay assistance when product is dispensed by pharmacies to patients. We estimate the amount of co-pay assistance provided to eligible patients based on the terms of the program and redemption information provided by third-party claims processing organizations and are recorded in accounts payable, accrued expenses and other current liabilities on the condensed balance sheets.
Cost of Revenue
Cost of revenue consists of the cost of commercial goods sold to our Customers, international partners under product supply agreements, and royalty expense based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the three months ended March 31, 2022 were expensed prior to the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA.
Cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (the "AZ Termination Agreement") is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners as a result of the development and commercialization of tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $11.7 million as cost of revenue under the AZ Termination Agreement.
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

NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and investments as of March 31, 2022 and December 31, 2021 are summarized below (in thousands):

	March 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,555	$—	$—	$7,555
Money market funds	34,524	—	—	34,524
Commercial paper	4,999	—	(1)	4,998
Total cash and cash equivalents	47,078	—	(1)	47,077
Short-term investments:
Commercial paper	$28,409	$—	$(52)	$28,357
U.S. government-sponsored agency bonds	10,777	—	(22)	10,755
Corporate bonds	2,521	—	(10)	2,511
Asset-backed securities	1,007	—	(3)	1,004
Total short-term investments	42,714	—	(87)	42,627
Total cash equivalents and investments	$89,792	$—	$(88)	$89,704

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$1,253	$—	$—	$1,253
Money market funds	71,175	—	—	71,175
Total cash and cash equivalents	72,428	—	—	72,428
Short-term investments
Commercial paper	$31,936	$1	$(2)	$31,935
Corporate bonds	7,025	—	(3)	7,022
Asset backed securities	5,306	—	(2)	5,304
Total short-term investments	44,267	1	(7)	44,261
Total cash equivalents and investments	$116,695	$1	$(7)	$116,689
Cash equivalents consist of money market funds and other debt securities with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. We invest our cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity on our balance sheets. We use the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in other income (expense), net, in the statement of operations and comprehensive loss.
All short-term available-for-sale securities held as of March 31, 2022 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, we write it down through the statement of operations and comprehensive loss to its fair value and establishes that value as a new cost basis for the investment. We did not identify any of our available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of March 31, 2022 no investment was in a continuous unrealized loss position for more than one year and we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,524	$34,524	$—	$—
Commercial paper	33,355	—	33,355	—
U.S. government-sponsored agency bonds	10,755	—	10,755	—
Corporate bonds	2,511	—	2,511	—
Asset-backed securities	1,004	—	1,004	—
Total	$82,149	$34,524	$47,625	$—

Liabilities:
Derivative liability for exit fees	$1,088	$—	$—	$1,088
Total	$1,088	$—	$—	$1,088

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$71,175	$71,175	$—	$—
Commercial paper	31,935	—	31,935	—
Corporate bonds	7,022	—	7,022	—
Asset-backed securities	5,304	—	5,304	—
Total	$115,436	$71,175	$44,261	$—

Liabilities:
Derivative liability for exit fee	$698	$—	$—	$698
Total	$698	$—	$—	$698

Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, we estimate fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We classify U.S. government-sponsored agency bonds, U.S. treasury notes, corporate bonds, commercial paper, and asset-backed securities as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities, such as the Exit Fee, as defined and discussed in Note 8, are classified as Level 3.

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both March 31, 2022 and December 31, 2021, due to their short-term nature.

Fair Value of Debt

The interest rate of our term loan facility approximates the rate at which we could obtain alternative financing. Therefore, the carrying amount of the term loan facility approximated its fair value at March 31, 2022 and December 31, 2021.

NOTE 4. INVENTORY
We began capitalizing inventory during the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. Inventory consisted of the following (in thousands):

March 31, 2022
Raw materials	$460
Work in process	2,507
Finished goods	520
Total	$3,487

NOTE 5. PRODUCT REVENUE, NET
We received approval from the FDA in September 2019 to market IBSRELA, the first and only sodium hydrogen exchanger 3 (“NHE3”) inhibitor for the treatment of irritable bowel syndrome with constipation ("IBS-C") in adults, in the U.S. We began selling IBSRELA in the U.S. in March 2022. We recorded net revenue for IBSRELA of $0.5 million during the three months ended March 31, 2022.
Sales to Cardinal Health, AmerisourceBergen Drug Corporation, and McKesson Corporation made up 17.9%, 17.1%, and 15.4% of our gross product revenue during the three months ended March 31, 2022.
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates	Other Fees, Copay and Returns	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Activity related to 2022 sales	24	40	90	154
Balance as of March 31, 2022	$24	$40	$90	$154
There were no product sales or gross-to-net accruals during the three months ended March 31, 2021.

NOTE 6    . COLLABORATION AND LICENSING AGREEMENTS
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
We have no material future obligations under the 2019 KKC Agreement and recorded no revenue under the 2019 KKC Agreement during the three months ended March 31, 2022. During the three months ended March 31, 2021, we recognized $1.5 million as collaborative development revenue under the 2019 KKC Agreement in the accompanying condensed statement of operations and comprehensive loss.
2017 KKC Agreement
In November 2017, we entered into an exclusive license agreement with KKC (the “2017 KKC Agreement”), for the development, commercialization, and distribution of tenapanor in Japan for cardiorenal indications. We granted KKC an exclusive license to develop and commercialize certain NHE3 inhibitors including tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer. We retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those stated above. Pursuant to the 2017 KKC Agreement, KKC is responsible for all costs and expenses incurred in the development and commercialization of tenapanor for all licensed indications in Japan. We are responsible for supplying the tenapanor drug substance for KKC’s use in development and commercialization throughout the term of the 2017 KKC Agreement, provided that KKC may exercise an option to manufacture the tenapanor drug substance under certain conditions.
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
In addition to the up-front license fee received of $30.0 million, we may be entitled to receive up to $55.0 million in total development milestones, of which $10.0 million has been received and recognized as revenue as of March 31, 2022, and approximately ¥8.5 billion for commercialization milestones, or approximately $69.7 million at the currency exchange rate on March 31, 2022, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2022.
As discussed in Note 14 - Subsequent events, on April 11, 2022, we entered into a second amendment (the "Amendment") to the 2017 KKC Agreement. Under the terms of the Amendment, the parties have agreed to a reduction in the royalty rate payable to us by KKC upon net sales of tenapanor in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As consideration for the reduction in the royalty rate, KKC has agreed to pay us up to an additional U.S. $40.0 million payable in two tranches, with the first payment due following KKC's filing with the Japanese Ministry Health, Labour and Welfare (MHLW) of its application for marketing approval for tenapanor and the second payment due following KKC’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan.

During the three months ended March 31, 2022 we recognized no licensing revenue upon the achievement of development milestones. During the three months ended March 31, 2021, we recognized $5.0 million licensing revenue upon the initiation of phase 3 clinical studies by KKC in Japan to evaluate tenapanor for hyperphosphatemia. During the three months ended March 31, 2022, we recognized $14 thousand as product supply revenue related to the manufacturing supply of tenapanor and other materials to KKC pursuant to the 2017 KKC Agreement. During the three months ended March 31, 2021, we recognized $0.1 million as product supply revenue pursuant to the 2017 KKC Agreement.
As detailed below under the heading Deferred revenue - non-current, we have received prepayments from KKC for the manufacturing of tenapanor drug substance that will be used to satisfy KKC needs. We also have recorded certain unbilled prepayments from KKC for the manufacturing of tenapanor drug product reflected within prepaid and other current assets. Both amounts are reflected within our deferred revenue, non-current on our condensed balance sheet as of March 31, 2022. The prepayment is reflected within prepaid and other current assets and deferred revenue, non-current on our condensed balance sheet as of March 31, 2022.
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
We may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2022.
We have recorded no revenue during the three months ended March 31, 2022 or 2021 related to the Fosun Agreement.
Knight Therapeutics, Inc. (“Knight“)
In March 2018, we entered into an exclusive license agreement with Knight (the “Knight Agreement”) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Knight, is a customer. Based on management’s assessment, we determined that the license and the manufacturing supply services represented the material performance obligations at the inception of the agreement, and as such, each of the performance obligations is distinct. Under the terms of the agreement, we received a $2.3 million nonrefundable, one-time upfront payment in March 2018 and are eligible to receive additional development and commercialization milestone payments worth up to $17.8 million. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at March 31, 2022.
AstraZeneca AB (“AstraZeneca”)
In June 2015, we entered into a termination agreement with AstraZeneca (the “AstraZeneca Termination Agreement”) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a licensee of tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of March 31, 2022, to date in aggregate, we have recognized $11.7 million of the $75.0 million, which has been recorded as cost of revenue, and have paid AstraZeneca $11.6 million. During the three months ended March 31, 2022 we recognized and recorded as cost of revenue $0.1 million related to the AstraZeneca Termination Agreement. During the three months ended March 31, 2021 we recognized $1.0 million cost of revenue related to the AstraZeneca Termination Agreement.

Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period. The March 31, 2021 current deferred revenue balance is attributable entirely to the 2019 KKC Agreement and the non-current deferred revenue balances at March 31, 2022 and 2021 are attributable entirely to the 2017 KKC Agreement (in thousands):

Deferred revenue - current	2022	2021
Balance at January 1,	$—	$4,177
Decreases due to revenue recognized in the period for which cash has been received	—	(1,454)
Balance at March 31,	$—	$2,723

Deferred revenue - non-current	2022	2021
Balance at January 1,	$4,727	$—
Increases to amounts invoiced, for which cash has not yet been received	3,829	2,947
Increase due to unbilled prepayments recorded during the period	7	—
Balance at March 31,	$8,563	$2,947

NOTE 7. BORROWING

Solar Capital and Western Alliance Bank Loan Agreement

On May 16, 2018, we entered into a loan and security agreement (as amended on October 9, 2020, March 1, 2021, May 5, 2021, and July 29, 2021) (the "2018 Loan Agreement") with Solar Capital Ltd. and Western Alliance Bank (collectively the “2018 Lenders”). The 2018 Loan Agreement provided for a $50.0 million loan facility with a maturity date of November 1, 2022 (the “2018 Loan”). As of the Closing Date for the 2022 Loan, as discussed below, we owed $25.0 million in principal payments from the 2018 Loan, which we repaid in full at that time.

As discussed in Note 8. Derivative Liability, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash upon the occurrence of certain conditions (the "2018 Exit Fee"). Our obligations for the 2018 Exit Fee remain outstanding following the full repayment of the 2018 Loan in February 2022.

SLR Investments Loan Agreement

On February 23, 2022 (the “Closing Date”), we entered into a loan and security agreement (the “2022 Loan Agreement”) with SLR Investment Corp. as collateral agent (the “Agent”), and the lenders listed in the 2022 Loan Agreement (collectively the “2022 Lenders”). The 2022 Loan Agreement provides for a senior secured loan facility, with $27.5 million (the “Term A Loan”) funded on the Closing Date and an additional $22.5 million that we may borrow on or prior to July 25, 2023; provided that (i) we have received approval by the FDA for our NDA for the control of serum phosphorus in chronic kidney disease patients on dialysis by December 31, 2022, and (ii) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement (the “Term B Loan”, and collectively, the Term A Loan and the Term B Loan, the “2022 Loan”). The 2022 Term A Loan funds were used to repay the 2018 Loan with the 2018 Lenders. The 2022 Loan has a maturity date of March 1, 2027.

Borrowings under the 2022 Loan bear interest at a floating per annum rate equal to 7.95% plus the greater of (i) one tenth percent (0.10%) and (ii) the one-month rate published by the Intercontinental Exchange Benchmark Administration Ltd or its successor. We are permitted to make interest-only payments on the 2022 Loan through March 31, 2024. Accordingly, beginning on April 1, 2024, we will be required to make monthly payments of interest plus repay the 2022 Loan in consecutive equal monthly installments of principal. We were obligated to pay $0.2 million, upon the closing of the Term A Loan, and we are obligated to pay $0.1 million on the earliest of (i) the funding date of the Term B Loan, (ii) July 25, 2023, and (iii) the prepayment, refinancing, substitution, or replacement of the Term A Loan on or prior to July 25, 2023. We are obligated to pay a final fee equal to 4.95% of the aggregate original principal amount of the 2022 Loan funded upon the earliest to occur of the maturity date, the acceleration of the 2022 Loan, and the prepayment, refinancing, substitution, or replacement of the 2022 Loan. We may voluntarily prepay the outstanding 2022 Loan balance, subject to a prepayment premium of (i) 3% of the outstanding principal amount of the 2022 Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the outstanding principal amount of the 2022 Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the outstanding principal amount of the 2022 Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date. The 2022 Loan is secured by substantially all of our assets, except for our intellectual property and certain other customary exclusions. Additionally, in connection with the 2022 Loan, we entered into an agreement, whereby we agreed to pay an exit fee in the amount 2% of the 2022 Loan funded (the “2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis, tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire 10 years from the Closing Date.

The 2022 Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. We have agreed to not allow our cash and cash equivalents to be less than the eighty percent (80%) of the outstanding 2022 Term Loan balance for any period in which our net revenue from the sale of any products, calculated on a trailing six (6) month basis and tested monthly, is less than sixty percent (60%) of the outstanding 2022 Loan balance.

In addition, the 2022 Loan Agreement contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the 2022 Term Loan, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Loan balance as a current liability as of March 31, 2022 due to the determination of the existence of substantial doubt about our ability to continue operating as a going concern discussed in Note 1. Organization and Basis of Presentation: Liquidity and our assessment that the material adverse change clause under the 2022 Loan Agreement is not within our control. The lenders have not invoked the material adverse change clause as of the date of issuance of these financial statements.

As of March 31, 2022, our future payment obligations related to the 2022 Loan, excluding interest payments and the 2022 final fee, are as follows (in thousands):

Total repayment obligations	$28,862
Less: Unamortized discount	(1,399)
Less: Unaccreted value of final fee	(1,324)
Long-term debt	26,139
Less: Current portion of long-term debt	(26,139)
Long-term debt, net of current portion	$—
NOTE 8.  DERIVATIVE LIABILITY
2018 Exit Fee
In May 2018, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash (the “2018 Exit Fee”) upon any change of control transaction in respect of the Company or if we obtain both (i) FDA approval of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C, which was obtained on September 12, 2019 when the FDA approved IBSRELA® (tenapanor), a 50 milligram, twice daily oral pill for the treatment of IBS-C in adults (the “2018 Exit Fee Agreement”). Notwithstanding the February 2022 prepayment of the 2018 Loan our obligation to pay the 2018 Exit Fee will expire on May 16, 2028. We concluded that the 2018 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2018 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets.
The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the 2018 derivative liability include: (i) our estimates of both the probability and timing of a potential $1.5 million payment to the 2018 Lenders as a result of the FDA approvals and (ii) a discount rate which was derived from our estimated cost of debt, adjusted with current LIBOR (or a comparable successor rate if LIBOR no longer exists). Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative liability and it is estimated that a 10.0% increase (decrease), not to exceed 100%, in the probability of occurrence would result in a fair value fluctuation of no more than $0.1 million.
2022 Exit Fee
On February 23, 2022, in connection with entering into the 2022 Loan Agreement, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (the “2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis (the "Revenue Milestone"), tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets.
The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the 2022 derivative liability include: (i) our estimates of both the probability and timing of achieving the Revenue Milestone and (ii) the probability and timing of funding the Term B Loan, which is dependent upon (a) approval by the FDA for our NDA for the control of serum phosphorus in chronic kidney disease patients on dialysis by December 31, 2022, and (b) achievement of certain product revenue milestone targets. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative liability and it is estimated that a 10.0% increase (decrease) in the probability of occurrence would not result in a material fair value fluctuation.
Changes in the fair value of our exit fee derivative liabilities recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our statements of operations and were as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$698	$1,376
2022 Exit Fee addition at fair value	375	—
Changes in estimated fair value	15	36
Ending balance	$1,088	$1,412

NOTE 9. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.

The following table provides additional details of our facility leases presented in our condensed balance sheets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

Facilities	March 31, 2022	December 31, 2021
Right-of-use assets	$11,910	$12,752

Current portion of lease liabilities	3,592	3,492
Operating lease liability, net of current portion	8,812	9,748
Total	$12,404	$13,240

Weighted-average remaining life (years)	3.2	3.4
Weighted-average discount rate	6.9%	6.9%
Lease costs, which are included in operating expenses in our statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense	$1,064	$673
Cash paid for operating lease	$1,058	$1,565
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of March 31, 2022 (in thousands):

Remainder of 2022	$3,234
2023	4,440
2024	4,589
2025	1,321
2026	252
Total undiscounted operating lease payments	13,836
Imputed interest expenses	(1,432)
Total operating lease liabilities	12,404
Less: Current portion of operating lease liability	(3,592)
Operating lease liability, net of current portion	$8,812
NOTE 10. STOCKHOLDERS’ EQUITY
At the Market Offerings Agreement
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 ("Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at the market offerings” (the "2020 Open Market Sales Agreement"). The 2020 Open Market Sales Agreement was fully utilized as of December 31, 2021. During the three months ended March 31, 2021 we sold 4.9 million shares and received gross proceeds of $35.0 million at a weighted average sales price of approximately $7.09 per share under the 2020 Open Market Sales Agreement.
In August 2021, we filed an additional prospectus supplement under the Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are not required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market

Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. During the three months ended March 31, 2022 we sold 5.9 million shares and received gross proceeds of $6.0 million at a weighted average sales price of approximately $1.02 per share under the 2021 Open Market Sales Agreement.
We sold 8.3 million shares of our common stock pursuant to the 2021 Open Market Sales Agreement which were settled between the dates of April 1, 2022 through April 27, 2022 for gross proceeds of $9.0 million at a weighted average sales price of approximately $1.09 per share. We did not sell any additional shares of our common stock after April 25, 2022 and through the date of filing this Quarterly Report on Form 10-Q.
NOTE 11. EQUITY INCENTIVE PLANS
Stock-Based Compensation
Stock-based compensation expense recognized for stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and our employee stock purchase program (the "ESPP") are recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,214	$1,092
Selling, general and administrative	2,508	1,995
Total	$3,722	$3,087
As of March 31, 2022, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock option grants	$14,865	3.0
RSU grants	$4,894	1.3
ESPP	$53	0.8
Stock Options
A summary of our stock option activity and related information for the three months ended March 31, 2022 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2021	10,417	$7.00
Options granted	3,535	$0.98
Options exercised	—	$—
Options forfeited or canceled	(1,006)	$7.18
Balance at March 31, 2022	12,946	$5.34
Exercisable at March 31, 2022	6,476	$7.16

Restricted Stock Units
A summary of our RSUs activity and related information for the three months ended March 31, 2022 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2021	3,529	$2.04
Granted	1,120	$0.98
Vested	(113)	$3.62
Forfeited	(88)	$2.02
Non-vested restricted stock units at March 31, 2022	4,448	$1.73
Employee Stock Purchase Plan
In February 2022, we sold approximately 0.1 million shares of our common stock under the ESPP. The shares were purchased by employees at a purchase price of $0.65 per share resulting in proceeds to us of approximately $0.1 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the three months ended March 31, 2022, we issued no shares of our common stock to members of the board of directors in accordance with the program.
NOTE 12. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2022 and 2021, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2022	2021
Net loss	$(28,071)	$(33,155)
Denominator:
Weighted average common shares outstanding - basic and diluted	130,935	97,179
Net loss per share - basic and diluted	$(0.21)	$(0.34)
For the three months ended March 31, 2022, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 13.3 million.
For the three months ended March 31, 2021, the total number of securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share because the effect would have been antidilutive was 13.0 million.
NOTE 13. CONTINGENCIES
From time to time we may be involved in claims arising in connection with our business. Based on information currently available, management believes that the amount, or range, of reasonably possible losses in connection with any pending actions against us will not be material to our financial condition or cash flows, and no contingent liabilities were accrued as of March 31, 2022 or 2021.

NOTE 14.  SUBSEQUENT EVENTS
On April 11, 2022, we entered into a second amendment (the "Amendment") to the 2017 KKC Agreement. Under the terms of the Amendment, the parties have agreed to a reduction in the royalty rate payable to us by KKC upon net sales of tenapanor in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As consideration for the reduction in the royalty rate, KKC has agreed to pay us up to an additional U.S. $40.0 million payable in two tranches, with the first payment due following KKC's filing with the Japanese Ministry Health, Labour and Welfare (MHLW) of its application for marketing approval for tenapanor and the second payment due following KKC's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan.
ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx”, “Company”, “we”, “us”, and “our” refer to Ardelyx, Inc.
Overview
We are a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative first-in-class medicines that meet significant unmet medical needs.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We realized our first product sales of IBSRELA® (tenapanor) in March 2022. As of March 31, 2022, we had an accumulated deficit of $741.0 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we commercialize IBSRELA, seek to gain approval for XPHOZAH® (tenapanor) for the control of serum phosphorus in adult patients with CKD on dialysis; prepare for the potential commercialization of XPHOZAH, if approved; and incur manufacturing and development cost for, tenapanor. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, as well as funds from our loan agreements with our lenders.

Our Product Pipeline
IBSRELA for IBS-C

Our unique discovery platform and deep understanding of the primary mechanism of sodium transport in the intestine resulted in our discovery and development of IBSRELA, a first-in-class, U.S. Food and Drug Administration (“FDA”) approved, sodium hydrogen exchanger 3 ("NHE3") inhibitor for the treatment of IBS-C in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal disorder characterized by both abdominal pain and altered bowel movements, estimated to affect 11 million people in the U.S. IBS-C is associated with significantly impaired quality of life, reduced productivity, and substantial economic burden.

In preparation for our commercial launch of IBSRELA, we have built a commercial organization highly experienced in launching novel therapies into specialty areas. We recognized our first sales of IBSRELA in the U.S. in March 2022.

We have established commercial agreements with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) in China and Knight Therapeutics, Inc. (“Knight”) in Canada for IBSRELA for IBS-C. Knight is currently marketing IBSRELA in Canada.

Development Candidate XPHOZAH for The Control of Serum Phosphorus in Adult Patients with CKD on Dialysis

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

In June 2020, we submitted a new drug application ("NDA") to the FDA for XPHOZAH for the control of serum phosphorus in adult patients with CKD on dialysis. The NDA was supported by three Phase 3 trials involving over 1,000 adult patients that evaluated the use of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, with two trials evaluating tenapanor as monotherapy and one trial evaluating tenapanor as part of a dual mechanism approach with phosphate binders. All three Phase 3 trials met their primary and key secondary endpoints.

On July 28, 2021, we received a Complete Response Letter ("CRL") from the FDA regarding our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. According to the CRL, while the FDA agrees “that the submitted data provide substantial evidence that tenapanor is effective in reducing serum phosphorus in adult patients with CKD on dialysis,” the FDA characterizes the magnitude of the treatment effect as “small and of unclear clinical significance.” In December 2021, we submitted a Formal Dispute Resolution Request (“FDRR”). The FDRR was focused on demonstrating that the data submitted in the NDA supported the clinical significance of the treatment effect of tenapanor.

On February 4, 2022, we received an Appeal Denied Letter (“ADL”) from the FDA’s Office of Cardiology, Hematology, Endocrinology and Nephrology (“OCHEN”). On February 18, 2022, we submitted an appeal of the ADL to the FDA’s Center for Drug Evaluation and Research, Office of New Drugs (“OND”).

On April 25, 2022, we announced that OND has provided an interim response to our second level of appeal of the CRL. The OND noted that additional input from the Cardiovascular and Renal Drug Advisory Committee (“Advisory Committee”) in general, and specifically, from experts, including expert clinicians, would be valuable in further considering the clinical meaningfulness of the phosphate lowering effect observed in our phase 3 clinical program for XPHOZAH. Accordingly, the OND intends to direct the Division of Cardiology and Nephrology to bring the XPHOZAH NDA to the Advisory Committee, and to provide a response to our appeal within thirty (30) days after the conclusion of the Advisory Committee meeting. There can be no assurances that the Advisory Committee will recommend approval of our NDA for XPHOZAH, or that if approval is recommended, that such approval will ultimately be granted by the FDA.

RDX013 Program: Small Molecule for Treating Hyperkalemia

Our small molecule potassium secretagogue program, RDX013, is focused on the development of a potential treatment for hyperkalemia. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking customary blood pressure medications known as renin-angiotensin-aldosterone system (“RAAS”) inhibitors. RDX013 is a novel mechanism agent designed to target the underlying biological mechanisms of potassium secretion to lower elevated potassium.

On April 25, 2022, we reported that we have completed our data analyses of the Phase 2 dose ranging clinical trial for RDX013 evaluating the safety and efficacy of our potassium secretagogue for the treatment of hyperkalemia, or elevated potassium, in chronic kidney disease patients who are not on dialysis. While the results of the study demonstrated an acceptable safety and tolerability profile for RDX013 and supported proof of concept in its ability to lower serum potassium levels, with statistically significant reductions compared to placebo after eight days of treatment, the study did not meet its primary endpoint of significantly reducing serum potassium levels compared to placebo after four weeks of treatment. We currently expect that the next steps for the program will be to evaluate a new formulation that potentially enhances subject compliance and the efficacy of RDX013 in an additional Phase 2 clinical study at such time as we have determined our available resources support conducting such an additional clinical study after prioritization of our launch of IBSRELA and preparations for the Advisory Committee for XPHOZAH.

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

Knight has exclusive rights for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the agreement with Knight, we received a $2.3 million nonrefundable, one-time upfront payment in March 2018 and are eligible to receive additional development and commercialization milestone payments worth up to $17.8 million. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services.

KKC has exclusive rights for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. In April 2021, we announced that KKC had commenced four phase 3 clinical trials in Japan evaluating tenapanor for hyperphosphatemia. The phase 3 clinical trials consist of a multi-center, randomized, double-blind, placebo-controlled, parallel-group comparative study; a phosphate binder-combination parallel-group comparative study; an open-label, single-arm study evaluating hyperphosphatemia patients on peritoneal dialysis; and a long-term study evaluating serum phosphorus in patients who switch from one or more phosphate binders to tenapanor. Under the terms of the agreement with KKC, we received a $30.0 million upfront payment from KKC, and we may be entitled to receive up to $55.0 million in total development milestones, of which $10.0 million has been received and recognized as revenue as of March 31, 2022, and approximately ¥8.5 billion for commercialization milestones, or approximately $69.7 million at the currency exchange rate on March 31, 2022, as well as royalties on net sales throughout the term of the agreement.

As discussed in Note 14 - Subsequent events, on April 11, 2022, we entered into a second amendment (the "Amendment") to the 2017 KKC Agreement. Under the terms of the Amendment, the parties have agreed to a reduction in the royalty rate payable to us by KKC upon net sales of tenapanor in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As consideration for the reduction in the royalty rate, KKC has agreed to pay us up to an additional U.S. $40.0 million payable in two tranches, with the first payment due following KKC's filing with the Japanese Ministry Health, Labour and Welfare (MHLW) of its application for marketing approval for tenapanor and the second payment due following KKC's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan.

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
Impact of COVID-19
The global COVID-19 pandemic has impacted the operational decisions of companies worldwide. It also has created and may continue to create significant uncertainty in the global economy. We have undertaken measures to protect our employees, partners, collaborators, and vendors, some of which impact our normal operations. To date, we have been able to continue our operations with our workforce, most of whom are working remotely, and our pre-existing infrastructure that supports secure access to our internal systems. If, however, the COVID-19 pandemic has a substantial impact on the productivity of our employees, the results of our operations and overall financial performance may be adversely impacted. The extent of the impact from the COVID-19 pandemic on our business will depend largely on future developments that are highly uncertain and cannot be predicted. For a discussion of risks of COVID-19 relating to our business, see “Part II: Other Information-Item 1A.- Risk Factors- Risks Related to Our Business- The ongoing effects of the COVID-19 pandemic, or any other outbreak of epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.” As of the date of issuance of this financial report, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions to the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained.

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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our condensed financial statements presented in this report are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.
During the three months ended March 31, 2022, we adopted the following critical accounting policies and significant judgements and estimates:
Product Sales, Net
We account for our commercial product sales, net in accordance with Topic 606 - Revenue from Contracts with Customers. We received approval from the U.S. Food and Drug Administration (“FDA”) in September 2019 to market IBSRELA, the first and only sodium hydrogen exchanger 3 (“NHE3”) inhibitor for the treatment of irritable bowel syndrome with constipation ("IBS-C") in adults, in the United States (the "U.S."). We began selling IBSRELA in the U.S. in March 2022. We distribute our products principally through a limited number of distributors and specialty pharmacy providers (collectively, our "Customers"). Our Customers subsequently sell our products to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration, including rebates, discounts, patient copay assistance programs, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of accounts receivable if the amount is payable to our Customers or a current liability if the amount is payable to a party other than a Customer. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our historical experience, current contractual and statutory requirements, specific known market events and trends. Overall, these reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more historical experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the IBSRELA product launch. Rebates are generally invoiced and paid quarterly in arrears.

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program ("Medicaid") and the Medicare Coverage Gap Program ("Medicare"). Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the condensed balance sheets. We estimate our Medicaid and Medicare rebates based upon the estimated payor mix, and statutory discount rates. Our Our estimates for payor mix are guided by payor information received from specialty pharmacies, expected utilization for specialty distributor sales to pharmacies, and available industry payor information.

Chargebacks: Chargebacks are discounts that occur when contracted purchasers purchase directly from our specialty distributors at a discounted price. The specialty distributor, in turn, charges back the difference between the price initially paid to us by the specialty distributor and the discounted price paid to the specialty distributor by the contracted purchaser. Amounts for estimated chargebacks are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for specialty distributor chargebacks is estimated based on known chargeback rates, known sales to specialty distributors, and estimated utilization by types of contracted purchasers.
Discounts and Fees: Our payment terms are generally 30 to 60 days. Specialty distributors and specialty pharmacies are offered various forms of consideration, including service fees and prompt pay discounts for payment within a specified period. We expect these Customers will earn prompt pay discounts and therefore, we deduct the full amount of these discounts and service fees from product sales when revenue is recognized, resulting in a reduction of product revenue and accounts receivable.
Other Reserves: Patients who have commercial insurance may receive co-pay assistance when product is dispensed by pharmacies to patients. We estimate the amount of co-pay assistance provided to eligible patients based on the terms of the program and redemption information provided by third-party claims processing organizations and are recorded in accounts payable, accrued expenses and other current liabilities on the condensed balance sheets.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Organization and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).
Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through license, research and development collaborative agreements with various collaboration partners. We realized our first commercial product sales of IBSRELA in March 2022. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: whether and the extent to which we are successful in our commercialization of IBSRELA, whether we are able to gain approval from the FDA for our NDA for XPHOZAH; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our or our collaborators’ achievement of clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; and the extent to which tenapanor is approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor, our ability to generate future revenue from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.
Cost of Revenue
Cost of revenue consists of the cost of commercial goods sold to Customers, collaboration partners under product supply agreements, and royalty expense based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the three months ended March 31, 2022 were expensed prior to the fourth quarter of 2021, when our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. We believe our cost of goods sold for the three months ended March 31, 2022 would have been $9 thousand higher, if we had not previously expensed certain material and production costs with respect to the units sold. As of March 31, 2022, we had approximately $32.3 million of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of IBSRELA are recognized as revenue.
Cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (the "AZ Termination Agreement") is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other

NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $11.7 million as cost of revenue under the AZ Termination Agreement.
Research and Development
Pursuant to the October 2021 restructuring plan, we eliminated our internal research organization and expect to continue our discovery efforts with respect to RDX020 through the use of third-parties managed internally by non-clinical expertise. We recognize all research and development expenses as they are incurred to support the discovery, research, development and manufacturing of our product candidates. Research and development expenses include, but are not limited to, the following:
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
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, for certain of our executives, our board members, and our finance, legal, business development, market development, commercial and support staff. Other selling, general and administrative expenses include facility related costs and professional fees for legal, accounting and audit, investor relations, other consulting services and allocated facility related costs not otherwise included in research and development expenses.
Interest Expense
Interest expense represents the interest paid on our loan payable.
Other Income, net
Other income, net consists of interest income earned on our cash and cash equivalents and available-for-sale investments, the periodic revaluation of the exit fee related to our loan and currency exchange gains and losses.

RESULTS OF OPERATIONS
The results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2022, for any other interim period, or for any other future year.
Comparison of the three months ended March 31, 2022 and 2021
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Product sales, net	$450	$—	$450	(a)
Product supply revenue	14	126	(112)	(88.9)%
Licensing revenue	4	5,002	(4,998)	(99.9)%
Collaborative development revenue	—	1,454	(1,454)	(100.0)%
Total revenues	$468	$6,582	$(6,114)	(92.9)%
(a) Percent change is not meaningful.
The decrease to total revenues during the three months ended March 31, 2022 is primarily attributable to a $5.0 million milestone that was earned during the prior year upon the initiation of phase 3 clinical studies by KKC in Japan to evaluate tenapanor for hyperphosphatemia that did not recur during the current year, as well as the full recognition of upfront payments associated with the 2019 KKC Agreement through the end of 2021, for which there was no comparable revenue during the three months ended March 31, 2022. Partially offsetting these decreases was recognition of $0.5 million of product sales, net for initial sales of IBSRELA to our Customers in connection with the commercial launch of IBSRELA.
Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Cost of revenue	$85	$1,000	$(915)	(91.5)%
Research and development	8,851	20,456	(11,605)	(56.7)%
Selling, general and administrative	19,339	17,131	2,208	12.9%
Total operating expenses	$28,275	$38,587	$(10,312)	(26.7)%

Cost of revenue
The decrease in cost of revenue for the three months ended March 31, 2022 was primarily attributable to $1.0 million payment due to AstraZeneca under the AZ Termination Agreement related to the development milestone we earned upon the initiation by KKC of phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia during the three months ended March 31, 2021, compared to $0.1 million due to AstraZeneca during the three months ended March 31, 2022. In addition, during the three months ended March 31, 2022, we incurred cost of revenue from initial sales of IBSRELA to our Customers in connection with the commercial launch of IBSRELA.

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
External R&D expenses	$2,940	$11,508	$(8,568)	(74.5)%
Employee-related expenses	4,177	7,220	(3,043)	(42.1)%
Facilities, equipment and depreciation expenses	1,114	1,284	(170)	(13.2)%
Other	620	444	176	39.6%
Total research and development expenses	$8,851	$20,456	$(11,605)	(56.7)%

The decrease in our external R&D expenses for the three months ended March 31, 2022 is primarily the result of lower clinical study costs from the OPTIMIZE study, lower tenapanor manufacturing expense as we have begun to capitalize costs associated with the production of IBSRELA to inventory, and lower expenses for research following the elimination of our research function in the fourth quarter of 2021. The decrease in our employee-related expenses for the three months ended March 31, 2022 is due to lower compensation and benefits expenses for our research and development workforce following restructuring actions in 2021.
Selling, General and Administrative
The increase in general and administrative expenses for the three months ended March 31, 2022 was primarily due to increased costs associated with building and staffing our commercial infrastructure and teams as we prepared for the U.S. launch of IBSRELA. The increase consisted of headcount and related personnel costs and an increase in external spending for disease awareness initiatives, commercial infrastructure and strategy.
Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Interest expense	$(746)	$(1,100)	$354	(32.2)%
Other income (expense), net	484	(49)	533	(1,087.8)%
Total other income, net	$(262)	$(1,149)	$887	(77.2)%
Interest Expense
The decrease in interest expense for the three months ended March 31, 2022 was primarily due to lower principal outstanding on our loan payable.
Other Expense, net
The increase in other income (expense), net for the three months ended March 31, 2022 primarily resulted from sales of certain lab equipment and supplies for a net gain of $0.7 million. The gain was partially offset by $0.1 million expense incurred upon the settlement of our 2018 Loan, as well as higher unrealized foreign currency exchange losses.

Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and investments (in thousands):

	March 31, 2022	December 31, 2021	Change $	Change %
Cash and cash equivalents	$47,077	$72,428	$(25,351)	(35)%
Short-term investments	42,627	44,261	(1,634)	(4)%
Total liquid funds	$89,704	$116,689	$(26,985)	(23)%
As of March 31, 2022, we had cash, cash equivalents and investments totaling $89.7 million compared to $116.7 million as of December 31, 2021. We have incurred operating losses since inception and our accumulated deficit as of March 31, 2022 is $741.0 million. Our current level of cash and investments alone is not sufficient to meet our plans for the next twelve months following the filing of these financial statements on May 5, 2022. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these financial statements. We plan to address our operating cash flow requirements with our current cash and investments, cash generated from the product launch of IBSRELA, our potential receipt of anticipated milestone payments from our collaboration partners, our potential receipt of anticipated payments from KKC under the Amendment, our ability to access the capital markets, as well as through the implementation of cash preservation activities to reduce or defer discretionary spending.
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
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 ("Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at the market offerings” (the "2020 Open Market Sales Agreement"). The 2020 Open Market Sales Agreement was fully utilized as of December 31, 2021. During the three months ended March 31, 2021 we sold 4.9 million shares and received gross proceeds of $35.0 million at a weighted average sales price of approximately $7.09 per share under the 2021 Open Market Sales Agreement.
In August 2021, we filed an additional prospectus supplement under the Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are not required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. During the three months ended March 31, 2022 we sold 5.9 million shares and received gross proceeds of $6.0 million at a weighted average sales price of approximately $1.02 per share under the 2021 Open Market Sales Agreement.
In February 2022, we entered into a loan and security agreement (the “2022 Loan Agreement”) with SLR Investment Corp. The 2022 Loan Agreement provides for a senior secured term loan facility, with $27.5 million funded at closing and an additional $22.5 million that we may borrow on or prior to July 25, 2023; provided that (i) we have received approval by the FDA for our NDA for tenapanor for the control of serum phosphorus in chronic kidney disease patients on dialysis by December 31, 2022, and (ii) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement. The initial funding of $27.5 million is being used to repay the 2018 Loan and to fund our ongoing operations. We had $25.0 million principal from the 2018 Loan outstanding as of the closing date. In connection with entering into the 2022 Loan Agreement, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (the “2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis (the "Revenue Milestone"), tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets.
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
•whether we are successful in our efforts under the FDR process, including the Advisory Committee meeting to be convened as part of the FDR process, to secure approval for our NDA for tenapanor for the Hyperphosphatemia Indication, or to reach resolution with the FDA regarding a path to address the deficiencies in the NDA noted in the CRL and ADL, and the time and cost associated with such path;
•the availability of adequate third-party reimbursement for IBSRELA and, if approved, the sales price and the availability of adequate third-party reimbursement for XPHOZAH;
•the manufacturing costs of IBSRELA and XPHOZAH;
•the selling and marketing costs associated with IBSRELA and, if approved, XPHOZAH;
•our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
•the timing, receipt and amount of any milestones that may be received from our collaboration partners in connection with tenapanor, if any;
•the timing, receipt and amount of revenue, if any, that may be received from KKC in connection with the 2022 KKC Amendment;
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

CASH FLOW ACTIVITIES
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change $	Change %
Net cash used in operating activities	$(27,620)	$(44,217)	$16,597	(38)%
Net cash provided by investing activities	2,332	2,485	(153)	(6)%
Net cash provided by (used in) financing activities	(63)	34,770	(34,833)	(100)%
Net decrease in cash and cash equivalents	$(25,351)	$(6,962)	$(18,389)	264%
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2022 decreased by $16.6 million primarily as a result of changes to our operating assets and liabilities as we built and staffed our commercial infrastructure and teams in preparation for the U.S. launch of tenapanor. In addition to the changes in our operating assets and liabilities, our net loss was $5.1 million less than during the three months ended March 31, 2021.
Cash Flows from Investing Activities
Net cash provided by investing activities decreased by $0.2 million due to the timing of our investment maturities and purchases, as well as $0.8 million proceeds from sale of laboratory equipment and supplies during the three months ended March 31, 2022.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased by $34.8 million primarily due to net proceeds from issuance of our common stock pursuant to the at the market offerings of $34.3 million during the three months ended March 31, 2021 compared to $5.9 million during the three months ended March 31, 2022. In addition, during the three months ended March 31, 2022, we received net proceeds of $27.0 million pursuant to the 2022 Loan Agreement and repaid $33.0 million, net of settlement costs, to repay the 2018 Loan.
Off-Balance Sheet Arrangements
As of March 31, 2022 and 2021, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
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
As of March 31, 2022, we had cash, cash equivalents and investments of $89.7 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAAm/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the 2022 Loan bear interest at a floating per annum rate equal to 7.95% plus the greater of (i) one tenth percent (0.10%) and (ii) the one-month rate published by the

Intercontinental Exchange Benchmark Administration Ltd ("ICE") or its successor. A hypothetical increase in one-month ICE of 100 basis points above the current one-month ICE rates would have increased our interest expense by approximately $0.1 million for the three months ended March 31, 2022. As of March 31, 2022, we had an aggregate principal amount of $27.5 million outstanding pursuant to our 2022 Loan Agreement.
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
As of March 31, 2022, we had no open forward foreign currency exchange contracts.
ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2022, we implemented certain internal controls in connection with our product launch. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.       OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the “Securities Class Actions”). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between August 6, 2020, and July 19, 2021. The plaintiffs seeks damages and interest, and an award of costs, including attorneys’ fees. On September 28, 2021, several shareholders filed motions to consolidate the two putative class actions and to be appointed lead plaintiff and have their selection of counsel be appointed lead counsel. The court has not yet ruled on those motions. Once the court appoints a lead plaintiff and lead counsel, the parties will negotiate and submit a proposed schedule for lead plaintiff to file a consolidated amended complaint and for defendants to file a motion to dismiss. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC. The complaints allege violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, and seek contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the anticipated motion(s) to dismiss in the Securities Class Actions, and the cases remain stayed.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2022, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of March 31, 2022.
ITEM 1A.     RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as other information in this Quarterly Report on Form 10-Q, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, cash flows, the trading price of our common stock and our growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused substantially all of our efforts on our research and development activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We began selling our first product, IBSRELA® (tenapanor) for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in March 2022, and have generated limited revenue from product sales to date.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and other expenses related to our ongoing operations. As of March 31, 2022, we had an accumulated deficit of $741.0 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we commercialize IBSRELA, seek to gain approval for XPHOZAH® (tenapanor) for the control of serum phosphorus in adult patients with chronic kidney disease (“CKD”) on dialysis (the “Hyperphosphatemia Indication”); prepare for the potential commercialization of XPHOZAH, if approved; and incur manufacturing and development cost for, tenapanor.

Ernst & Young LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2021, has included an explanatory paragraph in their opinion that accompanies our audited financial statements as of the year ended December 31, 2021, indicating our current liquidity position raises substantial doubt about our ability to continue as a going concern. We plan to address our operating cash flow requirements with our current cash and investments, cash generated from the product launch of IBSRELA, our potential receipt of anticipated milestone payments from our collaboration partners, our potential receipt of anticipated payments from our collaboration partner, Kyowa Kirin, Co., Ltd. (“KKC”) in connection with the transaction entered into with KKC in March 2022 which amended our License Agreement entered into with KKC in 2017 (the “2022 KKC Amendment”); our ability to access the capital markets, as well as through the implementation of cash preservation activities to reduce or defer discretionary spending.

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

We will require substantial additional financing to achieve our goals, including our goals of commercializing IBSRELA and preparing for and participating in a Cardiovascular and Renal Drugs Advisory Committee (“Advisory Committee”) meeting in connection with the formal dispute resolution ("FDR") process commenced in response to the Complete Response Letter (“CRL”) received from the U.S. Food and Drug Administration (“FDA”) relating to our New Drug Application (“NDA”) for tenapanor for the Hyperphosphatemia Indication and the inability to access necessary capital when needed on acceptable terms, or at all, could force us to limit, reduce or terminate our efforts to commercialize IBSRELA or to seek and obtain approval for tenapanor for the Hyperphosphatemia Indication.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing tenapanor and developing our proprietary drug discovery and design platform. Following the receipt of the CRL, we implemented two restructuring plans in order to reduce operating costs and to better align our workforce with the needs of our business. Notwithstanding the restructurings, we believe that we will continue to expend substantial resources for the foreseeable future, including, costs associated with our efforts to commercialize IBSRELA, which we began selling in the U.S. in March 2022, cost associated with our efforts to pursue approval for our NDA for tenapanor for the Hyperphosphatemia Indication through the FDR process, and Advisory Committee meeting; conducting pediatric clinical trials for IBSRELA and XPHOZAH, if approved, and manufacturing for IBSRELA and, if approved, XPHOZAH. Our future funding requirements will depend on many factors, including, but not limited to:

•the extent to which we are able to generate product revenue from sales of IBSRELA;
•whether we are successful in our efforts under the FDR process, including the Advisory Committee meeting to be convened as part of the FDR process, to secure approval for our NDA for tenapanor for the Hyperphosphatemia Indication, or to reach resolution with the FDA regarding a path to address the deficiencies in the NDA noted in the CRL and ADL, and the time and cost associated with such path;
•the availability of adequate third-party reimbursement for IBSRELA and, if approved, the sales price and the availability of adequate third-party reimbursement for XPHOZAH;
•the manufacturing costs of IBSRELA and XPHOZAH;
•the selling and marketing costs associated with IBSRELA and, if approved, XPHOZAH;

•our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
•the timing, receipt and amount of any milestones that may be received from our collaboration partners in connection with tenapanor, if any;
•the timing, receipt and amount of revenue, if any, that may be received from KKC in connection with the 2022 KKC Amendment;
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
Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to limit, reduce or terminate our commercialization of IBSRELA, delay, limit, reduce or terminate our efforts to secure approval for XPHOZAH for the Hyperphosphatemia Indication, or clinical trials for tenapanor. Additionally, our inability to access capital on a timely basis and on terms that are acceptable to us may force us to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of IBSRELA or the development and commercialization of XPHOZAH, if approved, through the use of alternative structures.

Our failure to meet the continued listing requirements of The Nasdaq Global Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Global Market ("Nasdaq") such as the minimum stockholders’ equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. For example, on February 28, 2022 we received a letter from Nasdaq indicating that Nasdaq had determined that we had failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Global Market maintain a minimum closing bid price of at least $1.00 per share (the “Listing Requirement”). We received a letter from Nasdaq on March 31, 2022, indicating that the Company had regained compliance with the Listing Requirement after the closing bid price for its common stock listed on Nasdaq equaled or exceeded $1.00 per share for ten (10) consecutive business days, and confirming that the Company will remain in compliance with this Listing Requirement as long as the closing bid price of its common stock does not fall below $1.00 for thirty (30) consecutive business days. On April 8, 2022, the closing bid price of our common stock listed on Nasdaq was below $1.00 per share, and there can be no assurances that we will continue to remain in compliance with the Listing Requirement. In the event that we are not able to remain in compliance with the Listing Requirement, there can be no assurances that we will be able to regain compliance with the Listing Requirement in the time frame that may be afforded us by Nasdaq. We are monitoring the bid price of our common stock and will consider options available to us, including the implementation of a reverse stock split, to maintain or regain, if required, compliance with the Listing Requirement. On April 29, 2022, we filed our definitive Proxy Statement with the U.S. Securities and Exchange Commission (the “SEC”) indicating our intention to seek approval from our stockholders during our Annual Meeting of Stockholders to be held on June 15, 2022, for a proposal to grant our Board of Directors authority to effect a reverse stock split of our authorized common stock and issued and outstanding common stock by amending our Amended and Restated Certificate of Incorporation by September 15, 2022 and within a range of not less than 1-for-2 and not more than 1-for-10, if our Board of Directors deems it within our best interests. There can be no assurances that our stockholders will approve the proposal, or that we will have other options available to maintain compliance with the Listing Requirement. If we fail to maintain compliance with this requirement, or any other of the continued listing requirements of The Nasdaq Global Market, Nasdaq may take steps to de-list our common stock.

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

We have generated limited revenue from product sales and may never be profitable.

We began selling IBSRELA in the U.S. in March 2022, and have generated limited revenue from product sales to date. We have no other products approved for sale and have received a CRL from the FDA for our NDA for the Hyperphosphatemia Indication and an Appeal Denied Letter (“ADL”) in response to our first level of appeal of the CRL to the FDA Office of Cardiology, Hematology, Endocrinology and Nephrology (“OCHEN”). Additionally, we have received an Interim Response to our second level of appeal to the Office of New Drugs (“OND”), Center for Drug Evaluation and Research (CDER), indicating that OND intends to direct the Division of Cardiology and Nephrology of OCHEN (the “Division”) to bring the XPHOZAH NDA to the Advisory Committee (the “Interim Response”). There can be no assurances that any such Advisory Committee will recommend approval of our NDA for tenapanor for the Hyperphosphatemia Indication, or that if approval is recommended, that such approval will ultimately be granted by the FDA. To date, we have generated limited product revenue from product sales of IBSRELA. There can be no assurances that we will be successful in increasing the amount of product revenue from sales of IBSRELA. Our ability to generate revenue from product sales and achieve profitability depends on our ability to successfully commercialize IBSRELA; obtain approval by the FDA for the Hyperphosphatemia Indication, and subsequently successfully commercialize XPHOZAH for the Hyperphosphatemia Indication; and the ability of our collaboration partners to obtain regulatory approval to market tenapanor in their respective territories. There can be no assurances that we will generate sufficient product revenue from sales of IBSRELA and, if approved, XPHOZAH, to cover our expenses. Our ability to generate product revenue from sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•our ability to successfully commercialize IBSRELA;
•obtaining market acceptance of IBSRELA as a viable treatment option for IBS-C;
•our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA by third-party payors;
•whether we are successful in our efforts during the Advisory Committee meeting and under the FDR process to secure approval for our NDA for tenapanor for the Hyperphosphatemia Indication, or whether we are otherwise able during the FDR to reach resolution with the FDA regarding a path to addressing the deficiencies in our NDA noted in the CRL, ADL and Interim Response that is achievable in terms of clinical study design, time and cost;
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
With respect to our commercialization of IBSRELA, and if we are successful in obtaining regulatory approval to market XPHOZAH, our revenue will be dependent, in part, upon the size of the markets in the U.S. and the label for which approval is or was granted, acceptance of the price for the product, and the ability to get reimbursement at any price. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the United States, there is additional uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which, if approved, will be marketed for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication. If we are successful in obtaining regulatory approval to market XPHOZAH for such indication, our ability to generate and sustain future revenues from sales of tenapanor for such indication, may be dependent upon whether and when XPHOZAH, along with other oral ESRD related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur. See “Third-party payor coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA or, if approved, XPHOZAH, could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of adult patients for IBSRELA or, if approved, XPHOZAH is not as significant as we estimate, the indication approved by regulatory authorities for XPHOZAH is narrower than we expect, coverage and reimbursement for either IBSRELA or, if approved, XPHOZAH are not available in the manner and to the extent we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of IBSRELA or, if approved, XPHOZAH. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate adequate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

Principal Risks Related to Our Business

We are substantially dependent on the successful launch and commercialization of IBSRELA for IBS-C, and there is no guarantee that we will achieve sufficient market acceptance for IBSRELA; secure adequate coverage and reimbursement for IBSRELA; or generate sufficient revenue from product sales of IBSRELA.

We began selling IBSRELA, our approved treatment for IBS-C in adults in the U.S. in March 2022. The overall commercial success of IBSRELA will depend on a number of factors, including the following:

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
•whether physicians view IBSRELA as a safe and effective treatment for adult patients with IBS-C, which will impact the adoption of IBSRELA by physicians for the treatment of IBS-C;
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

Our success is also dependent upon our ability to obtain regulatory approval for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. On July 28, 2021, we received a CRL from the Division regarding our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. According to the CRL, the FDA has determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and of unclear of clinical significance. Following an End-of-Review Type A meeting (“End of Review Meeting”) in October 2021, with the Division, we submitted a Formal Dispute Resolution Request (“FDRR”) in December 2021. The FDRR was focused on demonstrating that the data submitted in the NDA supported the clinical significance of the treatment effect of tenapanor. On February 4, 2022, we received an ADL from OCHEN. On February 18, 2022, we submitted an appeal of the ADL to the FDA’s Center for Drug Evaluation and Research, Office of New Drugs (“OND”), and on April 15, 2022, we received an Interim Response from OND. The Interim response indicated that OND intends to direct the Division to bring the XPHOZAH NDA to the Advisory Committee. We are currently awaiting further guidance from OND regarding the timing of the Advisory Committee meeting. OND expects to provide a response to the FDR within thirty (30) days after the conclusion of the Advisory Committee meeting. There can be no assurances that the Advisory Committee will recommend approval of our NDA for tenapanor for the Hyperphosphatemia Indication, or that if approval is recommended, that such approval will ultimately be granted by the FDA.

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
IBSRELA, and/or, if approved and commercialized, XPHOZAH, may cause undesirable side effects or have other properties that could limit the commercial success of the product.
Undesirable side effects caused by IBSRELA, and/or, if approved, XPHOZAH, could cause us or regulatory authorities to interrupt, delay or halt the commercialization of the product. To date, the most common adverse reactions reported in at least 2% of patients in IBSRELA-treated patients and at an incidence greater than placebo in the two Phase 3 trials include: diarrhea, abdominal distension, flatulence and dizziness. Despite our receipt of marketing approval for IBSRELA and the completion of our Phase 3 clinical program for XPHOZAH, the prevalence and/or severity of these or other side effects could result in a number of potentially significant negative consequences could occur, including:

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
Any of the foregoing events could prevent us, or a collaboration partner, from achieving or maintaining market acceptance of IBSRELA, and/or, if approved, XPHOZAH, and could result in the loss of significant revenue to us, which would materially and adversely affect our results of operations and business..

As a company, we have no prior experience in the marketing, sale and distribution of pharmaceutical products; and there are significant risks in building and managing a commercial organization.

As a company, we have no prior experience in building and managing a commercial organization, or in the marketing, sale and distribution of pharmaceutical products. There can be no assurances that we will be successful in our efforts to retain, and incentivize qualified individuals, generate sufficient sales leads, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team.

If we fail or are delayed in the development of our internal sales, marketing and distribution capabilities, the commercialization of IBSRELA could be adversely impacted.

Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On February 23, 2022, we entered into a loan and security agreement with SLR Investment Corp. (the “Lender”) pursuant to which the Lender agreed to provide us a $50.0 million term loan facility with a maturity date of March 1, 2027. The loan was funded in the amount of $27.5 million on February 23, 2022 and the remaining $22.5 million may be funded upon the satisfaction of both (i) receipt from the FDA of approval of the NDA for tenapanor for the Hyperphosphatemia Indication on or prior to December 31, 2022 and (ii) our achievement of certain product revenue milestone targets described in the 2022 Loan Agreement. Until we have repaid all funded indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

We are permitted to make interest only payments on the loan facility through March 2024, with principal repayments commencing on April 1, 2024, however, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lender to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our activities necessary to commercialize IBSRELA, and/or if approved, XPHOZAH, or clinical trials for tenapanor. The Lender could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and, if approved, XPHOZAH, could limit our ability to market those products and decrease our ability to generate revenue.

The pricing, coverage and reimbursement of IBSRELA and, if approved, XPHOZAH, must be adequate to support a commercial infrastructure. The availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford treatments. Sales of IBSRELA, and, if approved and commercialized, XPHOZAH, will depend substantially, both domestically and abroad, on the extent to which the costs of the product will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, we, or our collaboration partners, may not be able to successfully commercialize IBSRELA, or, if approved, XPHOZAH. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

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

We rely completely on third parties to manufacture IBSRELA and XPHOZAH. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of IBSRELA, and, if approved and commercialized, XPHOZAH, and our future development efforts for tenapanor may be materially harmed.

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

If our contract manufacturers fail to adhere to applicable GMP or other regulatory requirements, experience delays or disruptions in the availability of raw materials or experience manufacturing or distribution problems, we may suffer significant consequences, including the inability to meet our product requirements for our clinical development programs, and if tenapanor is commercialized for any indication, such events could result in product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. As a result, or if maximum or available manufacturing capacities are insufficient to meet demand, our development or our commercialization efforts for IBSRELA, and/or, if approved, XPHOZAH, may be materially harmed.

Additional Risks Related to Our Business and Industry

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. For example, while the results of our Phase 2 clinical trial evaluating RDX013 for the treatment of hyperkalemia demonstrated an acceptable safety and tolerability profile for RDX013 and supported proof of concept in its ability to lower serum potassium levels, with statistically significant reductions compared to placebo after eight days of treatment, the study did not meet its primary endpoint of significantly reducing serum potassium levels compared to placebo after four weeks of treatment. We currently expect that the next step for the program will be to evaluate a new formulation that potentially enhances subject compliance and the efficacy of RDX013 in an additional Phase 2 clinical study at such time as we have determined that our available resources support conducting such an additional clinical study. There can be no assurances that any additional clinical study that we determine to conduct with RDX013 will be successful.

Additionally, if we conduct additional clinical trials with RDX013, we could encounter delays in our future development if any clinical trials are suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

In addition, identifying and qualifying patients to participate in any clinical trials is critical to the success of the clinical trials. The timing of any future clinical trials, including any additional RDX013 clinical trial that we may determine to conduct, will depend, in part, on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies because of concerns about adverse events observed with the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug, or our inclusion and exclusion criteria for our clinical trials may present challenges in identifying acceptable patients. As a result, the timeline for recruiting patients and conducting clinical trials may be delayed. These delays could result in increased costs, delays in advancing our development the program, or termination of the clinical studies altogether. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of IBSRELA, and/or, if approved, XPHOZAH.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and our commercial launch of IBSRELA. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for the product;
•injury to our reputation;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;

•substantial monetary awards to trial participants or patients;
•regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•loss of revenue; and
•the inability to commercialize or co-promote our IBSRELA, and/or, if approved, XPHOZAH.
Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of any products we develop. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses

If we fail to attract, retain and motivate our executives, senior management and key personnel, our business will suffer.

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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with KKC for commercialization of tenapanor for hyperphosphatemia in Japan; with

Fosun Pharma for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; and in Canada with Knight for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions. We have received a CRL from the FDA regarding our NDA for the Hyperphosphatemia Indication. While we are pursuing an appeal through the FDR process, and have been notified from OND in an interim response to our second level appeal that OND will direct the Division to bring our NDA to an Advisory Committee, there can be no assurances that the Advisory Committee will recommend approval of our NDA for tenapanor for the Hyperphosphatemia Indication, or that if approval is recommended, that such approval will ultimately be granted by the FDA. Even if we are successful in obtaining approval for the NDA, the delay in obtaining such approval may result in delay in the regulatory process for our partners, which could have a material adverse effect on our business and results of operations.

The ongoing effects of the COVID-19 pandemic, or any other outbreak of epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
Economic and health conditions related to the COVID-19 pandemic in the United States and across most of the globe remain uncertain and continue to evolve. The continuing effects of the coronavirus outbreak may result in delays in the manufacture of tenapanor, or in the delivery of key intermediates or raw materials required to manufacture tenapanor or delays in clinical development activities by us, or our collaboration partners. Such effects could also materially and negatively impact our ability to successfully commercialize IBSRELA, and/or, if approved, XPHOZAH, or the ability of our collaboration partners to successfully commercialize such products, if approved for marketing and sale by the foreign regulatory authorities, including our ability, and that of our collaboration partners to educate physicians and patients about the benefits, administration and use of the product.

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

Risks Related to Government Regulation

Despite having received regulatory approval for IBSRELA, and even if we receive regulatory approval for XPHOZAH, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, IBSRELA, and, if approved, XPHOZAH, could be subject to other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize IBSRELA and, if approved, XPHOZAH. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We and our contract manufacturers are subject to significant regulation with respect to manufacturing of IBSRELA and XPHOZAH. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. With respect to the commercialization of IBSRELA and/or, if approved, XPHOZAH, we will be restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. In preparation for the commercial launch of IBSRELA, we have implemented compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

IBSRELA and/or, if approved, XPHOZAH, may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

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

With the commercial launch of IBSRELA, we will participate in the Medicaid Drug Rebate Program ("MDRP") and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. Medicaid drug rebates are based on pricing data that we are obligated to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) and the best price (“BP”) for each drug. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered drugs under Medicaid. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for the our covered drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We will be obligated to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and purchased by certain federal agencies and grantees, we also must participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA/FSS program, we are obligated to report the Non-Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We are also be required to pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in foreign countries. Additionally, our research and development efforts may result in product candidates for which patent protection is limited or not available. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time before one year after that person is served an infringement complaint based on the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the United States, Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to one or more of our product candidates but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to IBSRELA, XPHOZAH, RDX013 or any future product candidates is successfully challenged, then our ability to commercialize such product could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business. Further, we have reported that we have completed the data analysis from our Phase 2 clinical trial evaluating the safety and efficacy of RDX013 for the treatment of hyperkalemia, and that we currently expect that the next steps for the RDX013 program will be to evaluate a new formulation that potentially enhances subject compliance and the efficacy of RDX013 in an additional Phase 2 clinical study. We currently expect to delay further development of RDX013 until such time as we have determined that our available resources support conducting such additional formulation work and an additional clinical study. As a result of this delay in our development program for RDX013, the period of time during which we or our collaboration partners could market RDX013 under patent protection would be reduced.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•the success or lack of success with regards to our commercialization of IBSRELA;
•the success or lack of success with regards to the Advisory Committee meeting to consider our NDA seeking marketing approval for tenapanor for the Hyperphosphatemia Indication, and announcements of regulatory decisions regarding our NDA;
•announcements regarding any potential receipt from Nasdaq of notice regarding lack of compliance with the listing requirements of Nasdaq or a de-listing of our common stock;
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

Based on the number of shares outstanding as of March 31, 2022, our officers, directors and stockholders who hold at least 5% of our stock together beneficially own approximately 9.3% of our outstanding common stock. If these officers, directors, and principal stockholders or a group of our principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and control matters requiring stockholder approval, including the election of directors, amendments to our organizational documents, and approval of any merger, sale of assets or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2022, we had approximately 136.3 million shares of common stock outstanding. Of those shares, approximately 9.0 million were held by current directors, executive officers and stockholders owning 5% or more of our outstanding common stock.

As of March 31, 2022, 4.4 million shares of common stock issuable upon vesting of outstanding restricted stock units and approximately 12.9 million shares of common stock issuable upon exercise of outstanding options were eligible for sale in the public market to the extent permitted by the provisions of the applicable vesting schedules, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are issued and sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Effective February 23, 2022, we entered into a loan and security agreement pursuant to which the Lenders agreed to provide us a loan facility for up to $50.0 million. Covenants in the loan and security agreement limit our ability to pay dividends or make other distributions. For additional information refer to “NOTE 7. BORROWING” in the notes to our condensed financial statements in Part I, Item 1, Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
None.

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Loan and Security Agreement dated February 23, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.				X

10.2	Exit Fee Agreement dated February 23, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.				X

10.3††	Amendment Number 2 to License Agreement, dated as of April 11, 2022, by and among Ardelyx, Inc., and Kyowa Kirin Co., Ltd.	8-K	4/11/2022	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (iv) Notes to Unaudited Condensed Financial Statements.
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

Ardelyx, Inc.

Date: May 5, 2022	By:	/s/ Robert Felsch
Robert Felsch
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)