Form 10-Q
period 2022-06-30
ARDELYX, INC.
filed 2022-08-04
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of July 31, 2022, was 154,635,575.

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

SUMMARY OF PRINCIPAL RISKS ASSOCIATED WITH OUR BUSINESS

•We have incurred significant losses since our inception and will incur losses in the future, which makes it difficult for us to assess our future viability; although our financial statements have been prepared on a going concern basis, our current level of cash and investments alone is not sufficient to meet our operating plans for the next twelve months, raising substantial doubt regarding our ability to continue as a going concern.
•We will require substantial additional financing for the foreseeable future as we invest in the commercialization of IBSRELA and prepare for and participate in a Cardiovascular and Renal Drugs Advisory Committee (“Advisory Committee”) meeting. The Advisory Committee meeting has been convened in connection with the formal dispute resolution (“FDR”) process we commenced in response to the Complete Response Letter (“CRL”) received from the U.S. Food and Drug Administration (“FDA”) relating to our new drug application (“NDA”) for XPHOZAH (tenapanor) for the control of serum phosphorus in adult patients with chronic kidney disease (“CKD”) on dialysis (“Hyperphosphatemia Indication”) and the inability to access necessary capital when needed on acceptable terms, or at all, could force us to limit, reduce or terminate our efforts to commercialize IBSRELA or to seek and obtain approval for XPHOZAH for the Hyperphosphatemia Indication.

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

•We are pursuing regulatory approval for tenapanor for the Hyperphosphatemia Indication. There can be no assurances that we will be successful in obtaining such regulatory approval.
•Even if we are successful in obtaining regulatory approval for tenapanor for the Hyperphosphatemia Indication, the expense and time required to do so could adversely impact our ability to successfully commercialize XPHOZAH for the Hyperphosphatemia Indication.
•IBSRELA, and/or, if approved and commercialized, XPHOZAH, may cause undesirable side effects or have other properties that could limit the commercial success of the product.
•As a company, we have limited experience in the marketing, sale and distribution of pharmaceutical products; and there are significant risks in building and managing a commercial organization.
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

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,408	$72,428
Short-term investments	27,604	44,261
Accounts receivable	5,623	502
Inventory	4,529	—
Prepaid commercial manufacturing	17,793	9,406
Prepaid expenses and other current assets	5,150	7,052
Total current assets	114,107	133,649
Right-of-use assets	11,054	12,752
Property and equipment, net	1,541	2,362
Other assets	4,908	1,150
Total assets	$131,610	$149,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,294	$4,277
Accrued compensation and benefits	6,405	5,422
Current portion of long-term debt	26,373	32,264
Current portion of operating lease liability	3,691	3,492
Accrued expenses and other current liabilities	7,936	7,366
Total current liabilities	48,699	52,821
Operating lease liability, net of current portion	7,857	9,748
Deferred revenue, non-current	12,421	4,727
Deferred royalty obligation	9,591	—
Total liabilities	78,568	67,296
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 153,797,834 and 130,182,535 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	15	13
Additional paid-in capital	821,075	795,540
Accumulated deficit	(767,939)	(712,930)
Accumulated other comprehensive loss	(109)	(6)
Total stockholders’ equity	53,042	82,617
Total liabilities and stockholders’ equity	$131,610	$149,913
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$1,564	$—	$2,014	$—
Product supply revenue	952	—	966	126
Licensing revenue	10	3	14	5,005
Collaborative development revenue	—	1,310	—	2,764
Total revenues	2,526	1,313	2,994	7,895
Operating expenses:
Cost of revenue	138	—	223	1,000
Research and development	9,741	26,021	18,592	46,477
Selling, general and administrative	18,862	20,124	38,201	37,255
Total operating expenses	28,741	46,145	57,016	84,732
Loss from operations	(26,215)	(44,832)	(54,022)	(76,837)
Interest expense	(787)	(1,202)	(1,533)	(2,302)
Other income, net	70	847	554	798
Loss before provision for income taxes	(26,932)	(45,187)	(55,001)	(78,341)
Provision for income taxes	6	2	8	3
Net loss	$(26,938)	$(45,189)	$(55,009)	$(78,344)
Net loss per common share, basic and diluted	$(0.19)	$(0.45)	$(0.40)	$(0.79)
Shares used in computing net loss per share - basic and diluted	145,544,372	100,040,083	138,279,945	98,617,564
Comprehensive loss:
Net loss	$(26,938)	$(45,189)	$(55,009)	$(78,344)
Unrealized losses on available-for-sale securities	(21)	11	(103)	8
Comprehensive loss	$(26,959)	$(45,178)	$(55,112)	$(78,336)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months ended June 30, 2022 and 2021
(Unaudited)
(in thousands, except shares)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022	136,330,360	$14	$805,265	$(741,001)	$(88)	$64,190
Issuance of common stock upon vesting of restricted stock units	2,882,673	—	—	—	—	—
Issuance of common stock in at the market offering	14,584,801	1	12,556	—	—	12,557
Stock-based compensation	—	—	3,254	—	—	3,254
Unrealized losses on available-for-sale securities	—	—	—	—	(21)	(21)
Net loss	—	—	—	(26,938)	—	(26,938)
Balance as of June 30, 2022	153,797,834	$15	$821,075	$(767,939)	$(109)	$53,042

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	130,182,535	$13	$795,540	$(712,930)	$(6)	$82,617
Issuance of common stock under employee stock purchase plan	127,100	—	83	—	—	83
Issuance of common stock upon vesting of restricted stock units	2,996,142	—	—	—	—	—
Issuance of common stock in at the market offering	20,492,057	2	18,476	—	—	18,478
Stock-based compensation	—	—	6,976	—	—	6,976
Unrealized losses on available-for-sale securities	—	—	—	—	(103)	(103)
Net loss	—	—	—	(55,009)	—	(55,009)
Balance as of June 30, 2022	153,797,834	$15	$821,075	$(767,939)	$(109)	$53,042

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2021	98,688,577	$10	$718,728	$(587,920)	$(7)	$130,811
Issuance of common stock upon exercise of options	194,799	—	543	—	—	543
Issuance of common stock upon vesting of restricted stock units	44,684	—	—	—	—	—
Issuance of common stock in at the market offering	4,038,957	—	28,174	—	—	28,174
Stock-based compensation	—	—	3,219	—	—	3,219
Unrealized gains on available-for-sale securities	—	—	—	—	11	11
Net loss	—	—	—	(45,189)	—	(45,189)
Balance as of June 30, 2021	102,967,017	$10	$750,664	$(633,109)	$4	$117,569

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	93,599,975	9	680,872	(554,765)	(4)	$126,112
Issuance of common stock under employee stock purchase plan	102,208	—	478	—	—	478
Issuance of common stock upon exercise of options	205,306	—	563	—	—	563
Issuance of common stock upon vesting of restricted stock units	79,784	—	—	—	—	—
Issuance of common stock in at the market offering	8,979,744	1	62,445	—	—	62,446
Stock-based compensation	—	—	6,306	—	—	6,306
Unrealized gains on available-for-sale securities	—	—	—	—	8	8
Net loss	—	—	—	(78,344)	—	(78,344)
Balance as of June 30, 2021	102,967,017	$10	$750,664	$(633,109)	$4	$117,569

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(55,009)	$(78,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	407	787
Amortization of deferred financing costs	226	316
Amortization of deferred compensation for services	105	145
Amortization of premium on investment securities	16	274
Non-cash lease expense	1,698	1,318
Stock-based compensation	6,976	6,306
Change in derivative liabilities	18	(713)
Debt refinancing costs	102	—
Gain on sale of equipment	(853)	—
Non-cash interest associated with debt discount accretion	151	141
Changes in operating assets and liabilities:
Accounts receivable	(5,121)	—
Inventory	(4,529)	—
Prepaid commercial manufacturing	(12,197)	(8,481)
Prepaid expenses and other assets	1,848	1,102
Accounts payable	17	(3,039)
Accrued compensation and benefits	983	267
Operating lease liabilities	(1,692)	(1,361)
Accrued and other liabilities	259	2,607
Deferred revenue	7,694	182
Net cash used in operating activities	(58,901)	(78,493)
Investing activities
Proceeds from maturities and redemptions of investments	42,300	60,550
Purchases of investments	(25,762)	(48,314)
Proceeds from sale of property and equipment	1,268	—
Purchases of property and equipment	—	(1,517)
Net cash provided by investing activities	17,806	10,719
Financing activities
Proceeds from 2022 Loan, net of issuance costs	26,971	—
Repayment of 2018 Loan, net of settlement costs	(33,038)	—
Proceeds from the sale of future royalties, net of issuance costs	9,581	—
Proceeds from issuance of common stock in at the market offering, net of issuance costs	18,478	62,446
Proceeds from issuance of common stock under equity incentive and stock purchase plans	83	1,041
Net cash provided by financing activities	22,075	63,487
Net decrease in cash and cash equivalents	(19,020)	(4,287)
Cash and cash equivalents at beginning of period	72,428	91,032
Cash and cash equivalents at end of period	$53,408	$86,745
Supplementary disclosure of cash flow information:
Cash paid for interest	$1,360	$1,936
Cash paid for income taxes	$6	$3
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$14,379
Issuance of derivative in connection with issuance of loan payable	$375	$—
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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022, or for any other interim period or future year.
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
Liquidity
As of June 30, 2022, we had cash and investments of approximately $81.0 million. We have incurred operating losses since inception and our accumulated deficit as of June 30, 2022 is $767.9 million. Our current level of cash and investments alone is not sufficient to meet our plans for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these financial statements. We plan to address our operating cash flow requirements with our current cash and investments, cash generated from sales of IBSRELA, our potential receipt of anticipated milestones from our collaboration partners, our potential receipt of anticipated payments from our Japanese collaboration partner under the second amendment to our License Agreement, our ability to access the capital markets, as well as through the implementation of cash preservation activities to reduce or defer discretionary spending.

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

Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 1 to our audited financial statements for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K. Our significant accounting policies for the three and six months ended June 30, 2022 also included the policies discussed below related to accounts receivable, inventory, revenue and cost of revenue for commercial product sales. With the exception of those noted below, there have been no material changes in our significant accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Accounts Receivable
Accounts receivable is reported net of allowances for returns, chargebacks and contractual discounts offered to our customers. Our estimate of the allowance for doubtful accounts is based on an evaluation of the aging of our receivables. Trade receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, we have determined that an allowance for doubtful accounts is not required. As of June 30, 2022 our accounts receivable balance is comprised of $4.1 million from our collaborators and $1.5 million from commercial customers. As of December 31, 2021 our accounts receivable balance was comprised of $0.5 million from our collaborators.
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

Product Sales, Net
We account for our commercial product sales, net in accordance with Topic 606 - Revenue from Contracts with Customers. We received approval from the U.S. Food and Drug Administration (“FDA”) in September 2019 to market IBSRELA, the first and only sodium hydrogen exchanger 3 (“NHE3”) inhibitor for the treatment of irritable bowel syndrome with constipation ("IBS-C") in adults, in the United States ("U.S."). We began selling IBSRELA in the U.S. in March 2022. We distribute IBSRELA principally through a limited number of wholesalers and specialty pharmacy providers (collectively, our "Customers"). Our Customers subsequently sell IBSRELA to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

Reserves for Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration, including rebates, discounts, patient copay assistance programs, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of gross accounts receivable if the amount is payable to our Customers or a current liability if the amount is payable to a party other than a Customer. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our historical experience, current contractual and statutory requirements, specific known market events and trends. Overall, these reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more historical experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the IBSRELA product launch.
Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program ("Medicaid") and the Medicare Coverage Gap Program ("Medicare"). Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the condensed balance sheets. We estimate our Medicaid and Medicare rebates based upon the estimated payor mix, and statutory discount rates. Our estimates for payor mix are guided by payor information received from specialty pharmacies, expected utilization for wholesaler sales to pharmacies, and available industry payor information.
Chargebacks: Chargebacks are discounts that occur when certain contracted purchasers purchase directly from our wholesalers at a discounted price. The wholesaler, in turn, charges back the difference between the price initially paid to us by the wholesaler and the discounted price paid to the wholesaler by the contracted purchaser. Amounts for estimated chargebacks are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for wholesaler chargebacks is estimated based on known chargeback rates, known sales to wholesalers, and estimated utilization by types of contracted purchasers.
Discounts and Fees: Our payment terms are generally 30 to 60 days. Wholesalers and specialty pharmacies are offered various forms of consideration, including service fees. Wholesalers may also receive prompt pay discounts for payment within a specified period. We expect prompt pay discounts to be earned when offered and therefore, we deduct the full amount of these discounts and service fees from product sales when revenue is recognized, resulting in a reduction of product revenue and accounts receivable.
Other Reserves: Patients who have commercial insurance may receive co-pay assistance when product is dispensed by pharmacies to patients. We estimate the amount of co-pay assistance provided to eligible patients based on the terms of the program and redemption information provided by third-party claims processing organizations and are recorded in accounts payable and accrued expenses and other current liabilities on the condensed balance sheets.
Cost of Revenue
Cost of revenue consists of the cost of commercial goods sold to our Customers, international partners under product supply agreements, and royalty expense based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the three and six months ended June 30, 2022 were expensed prior to the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA.
Cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (the "AZ Termination Agreement") is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners as a result of the development and commercialization of tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $11.9 million as cost of revenue under the AZ Termination Agreement.

Non-cash Interest Expense on Deferred Royalty Obligation
The net proceeds we receive from the sale of certain future royalties are amortized to non-cash interest expense over the estimated life of the associated agreement using the effective interest method. As we earn royalties and remit those royalties pursuant to the agreement, the balance of the deferred royalty obligation will be effectively repaid over the life of agreement. To determine the amortization of our deferred royalty obligation, we are required to estimate the total amount of future royalty payments we expect to earn. There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within our control. We periodically assess the amount of royalty payments we expect to receive which are subject to the agreement and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation.
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
NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and investments as of June 30, 2022 and December 31, 2021 are summarized below (in thousands):

	June 30, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$2,975	$—	$—	$2,975
Money market funds	50,433	—	—	50,433
Total cash and cash equivalents	53,408	—	—	53,408
Short-term investments:
Commercial paper	$16,931	$—	$(49)	$16,882
U.S. government-sponsored agency bonds	8,768	—	(45)	8,723
Corporate bonds	1,011	—	(12)	999
Asset-backed securities	1,003	—	(3)	1,000
Total short-term investments	27,713	—	(109)	27,604
Total cash equivalents and investments	$81,121	$—	$(109)	$81,012

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$1,253	$—	$—	$1,253
Money market funds	71,175	—	—	71,175
Total cash and cash equivalents	72,428	—	—	72,428
Short-term investments
Commercial paper	$31,936	$1	$(2)	$31,935
Corporate bonds	7,025	—	(3)	7,022
Asset backed securities	5,306	—	(2)	5,304
Total short-term investments	44,267	1	(7)	44,261
Total cash equivalents and investments	$116,695	$1	$(7)	$116,689
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
All short-term available-for-sale securities held as of June 30, 2022 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, we write it down through the statement of operations and comprehensive loss to its fair value and establishes that value as a new cost basis for the investment. We did not identify any of our available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of June 30, 2022, no investment was in a continuous unrealized loss position for more than one year and we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$50,433	$50,433	$—	$—
Commercial paper	16,882	—	16,882	—
U.S. government-sponsored agency bonds	8,723	—	8,723	—
Corporate bonds	999	—	999	—
Asset-backed securities	1,000	—	1,000	—
Total	$78,037	$50,433	$27,604	$—

Liabilities:
Derivative liabilities for exit fees	$1,091	$—	$—	$1,091
Total	$1,091	$—	$—	$1,091

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$71,175	$71,175	$—	$—
Commercial paper	31,935	—	31,935	—
Corporate bonds	7,022	—	7,022	—
Asset-backed securities	5,304	—	5,304	—
Total	$115,436	$71,175	$44,261	$—

Liabilities:
Derivative liability for exit fee	$698	$—	$—	$698
Total	$698	$—	$—	$698

Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, we estimate fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We classify U.S. government-sponsored agency bonds, U.S. treasury notes, corporate bonds, commercial paper, and asset-backed securities as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities, such as the 2018 Exit Fee and 2022 Exit Fee, as defined and discussed in Note 9. Derivative Liability, are classified as Level 3.

The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both June 30, 2022 and December 31, 2021, due to their short-term nature.

Fair Value of Debt

The interest rates of our deferred royalty obligation and term loan facility approximate the rate at which we could obtain alternative financing. Therefore, the carrying amount of the deferred royalty obligation and the term loan facility approximated their fair values at June 30, 2022 and December 31, 2021. See Note 7. Deferred Royalty Obligation and Note 8. Borrowing for a description of the Level 3 inputs used to estimate the fair value of each respective liability.

NOTE 4. INVENTORY
We began capitalizing inventory during the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. Inventory consisted of the following (in thousands):

June 30, 2022
Raw materials	$460
Work in process	3,606
Finished goods	463
Total	$4,529
Prepaid commercial manufacturing of $17.8 million and $9.4 million as of June 30, 2022 and December 31, 2021, respectively, consist of prepayments to third party contract manufacturing organizations for the manufacture of IBSRELA for production orders which we expect work to commence within the next 12 months. Prepayments for commercial manufacturing of $3.8 million as of June 30, 2022 that are expected to be converted into inventory after 12 months are included in other assets on our Condensed Balance Sheets.

NOTE 5. PRODUCT REVENUE, NET
We received approval from the FDA in September 2019 to market IBSRELA, the first and only NHE3 inhibitor for the treatment of IBS-C in adults, in the U.S. We began selling IBSRELA in the U.S. in March 2022. We recorded net revenue for IBSRELA of $1.6 million and $2.0 million during the three and six months ended June 30, 2022, respectively.
Sales to AmerisourceBergen Drug Corporation, Cardinal Health, and McKesson Corporation made up 40.2%, 22.7%, and 24.6% of our gross product revenue during the three months ended June 30, 2022 and 35.1%, 21.7%, and 22.5% during the six months ended June 30, 2022.
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates	Other Fees, Copay and Returns	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Activity related to 2022 sales	84	329	322	735
Credits/deductions issued	(41)	(15)	(133)	(189)
Balance as of June 30, 2022	$43	$314	$189	$546
There were no product sales or gross-to-net accruals during the three and six months ended June 30, 2021.
NOTE 6. COLLABORATION AND LICENSING AGREEMENTS
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

Under the terms of the 2019 KKC Agreement, KKC paid us a non-refundable, non-creditable upfront fee of $10.0 million in two installments as follows: the first installment of $5.0 million within 30 days of November 11, 2019 (the “Effective Date”), and the second installment of $5.0 million on the first anniversary of the Effective Date. The original term of the 2019 KKC Agreement commenced on the Effective Date and was to end on the earliest of: (i) 2 years following the Effective Date, (ii) the nomination of a program DC for both programs, (iii) the nomination of one program DC and the decision by the parties to cease research for the other program, or (iv) the decision by the parties to cease research for both programs. We entered into three amendments to the 2019 KKC Agreement, which have resulted in the extension of the original term. Under the third amendment to the 2019 KKC Agreement entered into on June 28, 2022, the current term will end on February 28, 2023.
We have no material future obligations under the 2019 KKC Agreement and recorded no revenue under the 2019 KKC Agreement during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, we recognized $1.3 million and $2.8 million, respectively, as collaborative development revenue under the 2019 KKC Agreement in the accompanying condensed statement of operations and comprehensive loss.
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
Under the terms of the 2017 KKC Agreement, KKC paid us an up-front license fee of $30.0 million. We may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $10.0 million has been received and recognized as revenue as of June 30, 2022. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $62.3 million at the currency exchange rate on June 30, 2022, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation, the future royalties and commercial milestone payments we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. The variable consideration related to the remaining milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2022.
On April 11, 2022, we entered into a second amendment (the "Amendment") to the 2017 KKC Agreement. Under the terms of the Amendment, we and KKC have agreed to a reduction in the royalty rate payable to us by KKC upon net sales of tenapanor in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation, the future commercial milestones and royalties we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, KKC has agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment due following KKC's filing with the Japanese Ministry of Health, Labour and Welfare of its application for marketing approval for tenapanor and the second payment due following KKC’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan. The variable consideration related to the reduction in the royalty rate has not been included in the transaction price as these were fully constrained at June 30, 2022.

During the three and six months ended June 30, 2022 we recognized no licensing revenue upon the achievement of development milestones. During the three and six months ended June 30, 2021, we recognized zero and $5.0 million respectively, as licensing revenue upon the initiation of phase 3 clinical studies by KKC in Japan to evaluate tenapanor for hyperphosphatemia. During the three and six months ended June 30, 2022, we recognized $952 thousand and $966 thousand, respectively, as product supply revenue related to the manufacturing supply of tenapanor and other materials to KKC pursuant to the 2017 KKC Agreement. During the three and six months ended June 30, 2021, we recognized zero and $126 thousand, respectively, as product supply revenue pursuant to the 2017 KKC Agreement.
As detailed below under the heading Deferred revenue - non-current, we have received prepayments from KKC for the manufacturing of tenapanor drug substance that will be used to satisfy KKC needs.
Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”)
In December 2017, we entered into an exclusive license agreement with Fosun Pharma (the “Fosun Agreement”), for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and IBS-C. Under the terms of the Fosun Agreement, Fosun paid us a $12.0 million upfront license fee. We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $3.0 million has been received and recognized as revenue as of June 30, 2022, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2022.
We have recorded no revenue during the three and six months ended June 30, 2022 or 2021 related to the Fosun Agreement.
Knight Therapeutics, Inc. (“Knight“)
In March 2018, we entered into an exclusive license agreement with Knight (the “Knight Agreement”) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. Under the terms of the Knight Agreement, Knight paid us a $2.3 million upfront payment. We may also be eligible to receive approximately CAD22.2 million for development and commercialization milestones, or approximately $17.2 million at the currency exchange rate on June 30, 2022, of which $0.7 million has been received and recognized as revenue as of June 30, 2022. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at June 30, 2022.
AstraZeneca AB (“AstraZeneca”)
In June 2015, we entered into a termination agreement with AstraZeneca (the “AstraZeneca Termination Agreement”) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a licensee of tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of June 30, 2022, to date in aggregate, we have recognized $11.9 million of the $75.0 million, which has been recorded as cost of revenue, and have paid AstraZeneca $11.6 million. During the three and six months ended June 30, 2022 we recognized and recorded as cost of revenue $0.2 million and $0.3 million, respectively, related to the AstraZeneca Termination Agreement. During the three and six months ended June 30, 2021 we recognized zero and $1.0 million, respectively, as cost of revenue related to the AstraZeneca Termination Agreement.

Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period. The June 30, 2022 and 2021 current deferred revenue balance is attributable entirely to the 2019 KKC Agreement and the non-current deferred revenue balances are attributable entirely to the 2017 KKC Agreement (in thousands):

Deferred revenue - current	2022	2021
Balance at January 1,	$—	$4,177
Decreases due to revenue recognized in the period for which cash has been received	—	(2,765)
Balance at June 30,	$—	$1,412

Deferred revenue - non-current	2022	2021
Balance at January 1,	$4,727	$—
Increases due to cash received during the period	3,829	2,947
Increases to amounts invoiced, for which cash has not yet been received	3,865	—
Balance at June 30,	$12,421	$2,947

NOTE 7. DEFERRED ROYALTY OBLIGATION

On June 28, 2022, we and HealthCare Royalty Partners IV, L.P. (“HCR”) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (the “HCR Agreement”). Under the terms of the HCR Agreement, HCR has agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the “Royalty Interest Payments”) that we may receive under our 2017 License Agreement with KKC based upon KKC's net sales of tenapanor in Japan. As consideration for the sale of the Royalty Interest Payments, HCR paid to us a $10.0 million upfront payment, and we are eligible to receive a $5.0 million payment following KKC's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, and another $5.0 million payment in the event net sales by KKC in Japan exceed a certain annual target level by the end of 2025.

The HCR Agreement is effective until terminated by the mutual agreement of the parties and contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to prosecution, maintenance, defense and enforcement of certain patent rights in Japan, restrictions regarding our ability to forgive, release or reduce any Royalty Interest Payments due to us under the 2017 KKC Agreement, to create or incur any liens with respect to the Royalty Interest Payments, the 2017 KKC Agreement or certain patents, or to sell, license or transfer certain patents in the field and territory described in the 2017 KKC Agreement.

In addition, the HCR Agreement contains customary events of default with respect to which we may incur indemnification obligations to HCR for any losses incurred by HCR and related parties as a result of the event of default, subject to a specified limitation of liability cap. Under the HCR Agreement, an event of default will occur if, among other things, any of the representations and warranties included in the HCR Agreement proves not to have been true and correct in all material respects, at the time it was made, we breach any of our covenants under the HCR Agreement, subject to specified cure periods with respect to certain breaches, we are in breach or default under the 2017 KKC Agreement in any manner which is likely to cause a material adverse effect on the Royalty Interest Payments, the occurrence of a termination of the 2017 KKC Agreement under certain circumstances or we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, or we are unable to pay our debts as they become due.

We received the $10.0 million upfront payment from HCR during June 2022 and recorded it as a deferred royalty obligation on our condensed balance sheet. As part of the sale, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, will be amortized to non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. As future royalties are remitted to us by KKC, and subsequently from us to HCR, the balance of the deferred royalty obligation will be effectively repaid over the life of the HCR Agreement. To determine the amortization of the deferred royalty obligation, we are required to estimate the total amount of future royalty payments to be received from KKC for sales of tenapanor in Japan. There are a number of factors that could materially affect the amount and timing of royalty payments from KKC, most of which are not within our control. We will periodically assess the estimated royalty payments from KKC and, to the extent that the amount or timing of such payments is materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of June 30, 2022, our effective interest rate used to amortize the liability is 34.4%. During the three and six months ended June 30, 2022, we did not recognize a material amount of non-cash interest expense for the amortization of the deferred royalty obligation.

NOTE 8. BORROWING

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

As discussed in Note 9. Derivative Liability, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash upon the occurrence of certain conditions (the "2018 Exit Fee"). Our obligations for the 2018 Exit Fee remain outstanding following the full repayment of the 2018 Loan in February 2022.

SLR Investment Corp. Loan Agreement

On February 23, 2022 (the “Closing Date”), we entered into a loan and security agreement (the “2022 Loan Agreement”) with SLR Investment Corp. as collateral agent (the “Agent”), and the lenders listed in the 2022 Loan Agreement (collectively the “2022 Lenders”). The 2022 Loan Agreement provides for a senior secured loan facility, with $27.5 million (the “Term A Loan”) funded on the Closing Date and an additional $22.5 million that we may borrow on or prior to July 25, 2023; provided that (i) we have received approval by the FDA for our NDA for the control of serum phosphorus in chronic kidney disease patients on dialysis by December 31, 2022, and (ii) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement (the “Term B Loan”, and collectively, the Term A Loan and the Term B Loan, the “2022 Loan”). On August 1, 2022, we entered into an amendment to the 2022 Loan Agreement with SLR Investment Corp. that extends the date by which we must receive approval by the FDA for our NDA for the control of serum phosphorus in chronic kidney disease patients on dialysis in order to borrow the additional $22.5 million from December 31, 2022 to March 31, 2023. The 2022 Term A Loan funds were used to repay the 2018 Loan with the 2018 Lenders. The 2022 Loan has a maturity date of March 1, 2027.

Borrowings under the 2022 Loan bear interest at a floating per annum rate equal to 7.95% plus the greater of (i) one tenth percent (0.10%) and (ii) the one-month rate published by the Intercontinental Exchange Benchmark Administration Ltd or its successor. We are permitted to make interest-only payments on the 2022 Loan through March 31, 2024. Accordingly, beginning on April 1, 2024, we will be required to make monthly payments of interest plus repay the 2022 Loan in consecutive equal monthly installments of principal over 36 months. We were obligated to pay $0.2 million, upon the closing of the Term A Loan, and we are obligated to pay $0.1 million on the earliest of (i) the funding date of the Term B Loan, (ii) July 25, 2023, and (iii) the prepayment, refinancing, substitution, or replacement of the Term A Loan on or prior to July 25, 2023. We are obligated to pay a final fee equal to 4.95% of the aggregate original principal amount of the 2022 Loan funded upon the earliest to occur of the maturity date, the acceleration of the 2022 Loan, and the prepayment, refinancing, substitution, or replacement of the 2022 Loan. We may voluntarily prepay the outstanding 2022 Loan balance, subject to a prepayment premium of (i) 3% of the outstanding principal amount of the 2022 Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the outstanding principal amount of the 2022 Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the outstanding principal amount of the 2022 Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date. The 2022 Loan is secured by substantially all of our assets, except for our intellectual property and certain other customary exclusions. Additionally, in connection with the 2022 Loan, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (the “2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis, tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire 10 years from the Closing Date.

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

In addition, the 2022 Loan Agreement contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the 2022 Term Loan, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Loan balance as a current liability as of June 30, 2022 due to the determination of the existence of substantial doubt about our ability to continue operating as a going concern discussed in Note 1. Organization and Basis of Presentation: Liquidity and our assessment that the material adverse change clause under the 2022 Loan Agreement is not within our control. The lenders have not invoked the material adverse change clause as of the date of issuance of these financial statements.

As of June 30, 2022, our future payment obligations related to the 2022 Loan, excluding interest payments and the 2022 final fee, are as follows (in thousands):

Total repayment obligations	$28,862
Less: Unamortized discount	(1,259)
Less: Unaccreted value of final fee	(1,230)
Long-term debt	26,373
Less: Current portion of long-term debt	(26,373)
Long-term debt, net of current portion	$—

NOTE 9.  DERIVATIVE LIABILITY
2018 Exit Fee
In May 2018, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash (the “2018 Exit Fee”) upon any change of control transaction in respect of the Company or if we obtain both (i) FDA approval of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C, which was obtained on September 12, 2019 when the FDA approved IBSRELA® (tenapanor), a 50 milligram, twice daily oral pill for the treatment of IBS-C in adults (the “2018 Exit Fee Agreement”). Notwithstanding the February 2022 prepayment of the 2018 Loan our obligation to pay the 2018 Exit Fee will expire on May 16, 2028. We concluded that the 2018 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2018 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets. As of both June 30, 2022 and December 31, 2021, the estimated fair value of the 2018 Exit Fee was $0.7 million.
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
2022 Exit Fee
On February 23, 2022, in connection with entering into the 2022 Loan Agreement, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (the “2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis (the "Revenue Milestone"), tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets. As of June 30, 2022, the estimated fair value of the 2022 Exit Fee is $0.4 million.
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
Changes in the fair value of our exit fee derivative liabilities recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our statements of operations and were as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	2022	2021
Balance at January 1,	$698	$1,376
2022 Exit Fee addition at fair value	375	—
Changes in estimated fair value:
2018 Exit Fee	$(29)	$(713)
2022 Exit Fee	$47	$—
Balance at June 30,	$1,091	$663

NOTE 10. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
The following table provides additional details of our facility leases presented in our condensed balance sheets (dollars in thousands):

Facilities	June 30, 2022	December 31, 2021
Right-of-use assets	$11,054	$12,752

Current portion of lease liabilities	3,691	3,492
Operating lease liability, net of current portion	7,857	9,748
Total	$11,548	$13,240

Weighted-average remaining life (years)	2.9	3.4
Weighted-average discount rate	6.8%	6.9%
Lease costs, which are included in operating expenses in our statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$1,064	$837	$2,128	$1,510
Cash paid for operating lease	$1,064	$766	$2,122	$1,554
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of June 30, 2022 (in thousands):

Remainder of 2022	$2,170
2023	4,440
2024	4,589
2025	1,321
2026	252
Total undiscounted operating lease payments	12,772
Imputed interest expenses	(1,224)
Total operating lease liabilities	11,548
Less: Current portion of operating lease liability	(3,691)
Operating lease liability, net of current portion	$7,857

NOTE 11. STOCKHOLDERS’ EQUITY
At the Market Offerings Agreement
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 ("Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at the market offerings” (the "2020 Open Market Sales Agreement"). The 2020 Open Market Sales Agreement was fully utilized as of December 31, 2021. During the six months ended June 30, 2021 we sold 9.0 million shares and received gross proceeds of $63.8 million at a weighted average sales price of approximately $7.10 per share under the 2020 Open Market Sales Agreement.
In August 2021, we filed an additional prospectus supplement under the Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are not required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. During the six months ended June 30, 2022 we sold 20.5 million shares and received gross proceeds of $18.9 million at a weighted average sales price of approximately $0.92 per share under the 2021 Open Market Sales Agreement.
NOTE 12. EQUITY INCENTIVE PLANS
Stock-Based Compensation
Stock-based compensation expense recognized for stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and our employee stock purchase program (the "ESPP") are recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$2,220	$2,132	$4,728	$4,127
Research and development	973	1,087	2,096	2,179
Total	$3,193	$3,219	$6,824	$6,306
As of June 30, 2022, the balance of inventory included in our condensed balance sheet includes $0.2 million stock-based compensation. During the three and six months ending June 30, 2022, the amount of stock-based compensation released from inventory into cost of revenue was not material.
As of June 30, 2022, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock option grants	$13,096	2.7
RSU grants	$3,524	2.9
ESPP	$21	0.2

Stock Options
A summary of our stock option activity and related information for the six months ended June 30, 2022 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2021	10,417	$7.00
Options granted	4,773	$0.88
Options exercised	—	$—
Options forfeited or canceled	(1,190)	$7.04
Balance at June 30, 2022	14,000	$4.91
Exercisable at June 30, 2022	7,085	$6.91
Restricted Stock Units
A summary of our RSUs activity and related information for the six months ended June 30, 2022 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2021	3,529	$2.04
Granted	1,980	$0.81
Vested	(3,714)	$1.26
Forfeited	(121)	$2.85
Non-vested restricted stock units at June 30, 2022	1,674	$2.26
Employee Stock Purchase Plan
In February 2022, we sold approximately 0.1 million shares of our common stock under the ESPP. The shares were purchased by employees at a purchase price of $0.65 per share resulting in proceeds to us of approximately $0.1 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the six months ended June 30, 2022, we issued no shares of our common stock to members of the board of directors in accordance with the program.
NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the six months ended June 30, 2022 and 2021, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2022	2021	2022	2021
Net loss	$(26,938)	$(45,189)	$(55,009)	$(78,344)
Denominator:
Weighted average common shares outstanding - basic and diluted	145,544	100,040	138,280	98,618
Net loss per share - basic and diluted	$(0.19)	$(0.45)	$(0.40)	$(0.79)
For the periods presented, all common stock equivalents are excluded from the computation of diluted loss per share, as the result would be anti-dilutive, including the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	$13,099	$12,447	$13,182	$12,211
Restricted stock units	3,520	1,125	3,963	1,006
ESPP shares issuable	200	230	176	188
Total	$16,819	$13,802	$17,321	$13,406
NOTE 14. CONTINGENCIES
From time to time we may be involved in claims arising in connection with our business. Based on information currently available, management believes that the amount, or range, of reasonably possible losses in connection with any pending actions against us will not be material to our financial condition or cash flows, and no contingent liabilities were accrued as of June 30, 2022 or 2021.
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

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We realized our first product sales of IBSRELA® (tenapanor) in March 2022. As of June 30, 2022, we had an accumulated deficit of $767.9 million.

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

Our Commercial Product
IBSRELA for IBS-C

Our unique discovery platform and deep understanding of the primary mechanism of sodium transport in the intestine resulted in our discovery and development of IBSRELA, a first-in-class, U.S. Food and Drug Administration (“FDA”) approved, sodium hydrogen exchanger 3 ("NHE3") inhibitor for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal disorder characterized by both abdominal pain and altered bowel movements, estimated to affect 11 million people in the U.S. IBS-C is associated with significantly impaired quality of life, reduced productivity, and substantial economic burden.

For our commercial launch of IBSRELA, we built a commercial organization highly experienced in launching novel therapies into specialty areas. We recognized our first sales of IBSRELA in the U.S. in March 2022. The established nature of the market, limited number of players, concentration of prescribers, recognized unmet need, and favorable response to the novel mechanism IBSRELA product profile enable a targeted promotional effort centered on the 9,000 health care providers that account for 50% of IBS-C prescriptions. Central to the go to market strategy for IBSRELA is a highly experienced specialty sales force, many with existing relationships across their GI target base, full company engagement, and innovative peer-to-peer and digital initiatives leveraging the rapidly evolving market dynamics in how HCPs receive information and interact with industry.

Our Product Pipeline

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

On April 25, 2022, we announced that OND had provided an interim response to our second level of appeal of the CRL. The OND noted that additional input from the Cardiovascular and Renal Drug Advisory Committee (“Advisory Committee”) in general, and specifically, from experts, including expert clinicians, would be valuable in further considering the clinical meaningfulness of the phosphate lowering effect observed in our phase 3 clinical program for XPHOZAH. Accordingly, the OND directed the Division of Cardiology and Nephrology to convene the Advisory Committee, and indicated that a response to our appeal could be expected within thirty calendar days after the conclusion of the Advisory Committee meeting. On June 21, 2022 we announced that the FDA has informed us that a meeting of the Advisory Committee is tentatively scheduled for November 16, 2022. There can be no assurances that the response from the Advisory Committee will be positive, or if the outcome of the Advisory Committee is positive, that approval of our NDA will ultimately be granted by the FDA.

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

On April 25, 2022, we reported that we have completed our data analyses of the Phase 2 dose ranging clinical trial for RDX013 evaluating the safety and efficacy of our potassium secretagogue for the treatment of hyperkalemia, or elevated potassium, in chronic kidney disease patients who are not on dialysis. While the results of the study demonstrated an acceptable safety and tolerability profile for RDX013 and supported proof of concept in its ability to lower serum potassium levels, with statistically significant reductions compared to placebo after eight days of treatment, the study did not meet its primary endpoint of significantly reducing serum potassium levels compared to placebo after four weeks of treatment. We currently expect that the next steps for the program will be to evaluate a new formulation that potentially enhances subject compliance and the efficacy of RDX013 in an additional Phase 2 clinical study at such time as we have determined our available resources support conducting such an additional clinical study after prioritization of the commercialization of IBSRELA and preparations for the Advisory Committee meeting for XPHOZAH.

RDX020 Program: Small molecule for Treating Metabolic Acidosis

We have an ongoing discovery program targeting the inhibition of bicarbonate exchange for the treatment of metabolic acidosis, a highly prevalent comorbidity in CKD patients that is strongly correlated with disease progression and adverse outcomes. We have identified lead compounds that are potent, selective and proprietary inhibitors of bicarbonate secretion. Our research organization was eliminated as part of our October 2021 restructuring, and therefore, we currently expect to continue to advance this discovery program utilizing third-party resources managed by internal non-clinical expertise.

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

Knight has exclusive rights for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million upfront payment. We may also be eligible to receive approximately CAD22.2 million for development and commercialization milestones, or approximately $17.2 million at the currency exchange rate on June 30, 2022, of which $0.7 million has been received and recognized as revenue as of June 30, 2022. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at June 30, 2022.

KKC has exclusive rights for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the agreement with KKC, we received a $30.0 million upfront payment from KKC, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $10.0 million has been received and recognized as revenue as of June 30, 2022. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $62.3 million at the currency exchange rate on June 30, 2022, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation, the future royalties and commercial milestone payments we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement.
On April 11, 2022, we entered into a second amendment (the "Amendment") to the 2017 KKC Agreement. Under the terms of the Amendment, we and KKC have agreed to a reduction in the royalty rate payable to us by KKC upon net sales of tenapanor in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation, the future royalties we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, KKC has agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment due following KKC's filing with the Japanese Ministry of Health, Labour and Welfare of its application for marketing approval for tenapanor and the second payment due following KKC’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan.
Fosun Pharma has exclusive rights for the development and commercialization of tenapanor in China for both hyperphosphatemia and IBS-C. Under the terms of the Fosun Agreement, Fosun paid us a $12.0 million upfront license fee. We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $3.0 million has been received and recognized as revenue as of June 30, 2022, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.
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

During the six months ended June 30, 2022, we adopted the following critical accounting policies and significant judgements and estimates:
Product Sales, Net
We account for our commercial product sales, net in accordance with Topic 606 - Revenue from Contracts with Customers. We received approval from the FDA in September 2019 to market IBSRELA, the first and only NHE3 inhibitor for the treatment of IBS-C in adults, in the United States (the "U.S."). We began selling IBSRELA in the U.S. in March 2022. We distribute our products principally through a limited number of distributors and specialty pharmacy providers (collectively, our "Customers"). Our Customers subsequently sell our products to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration, including rebates, discounts, patient copay assistance programs, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of gross accounts receivable if the amount is payable to our Customers or a current liability if the amount is payable to a party other than a Customer. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our historical experience, current contractual and statutory requirements, specific known market events and trends. Overall, these reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more historical experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the IBSRELA product launch. Rebates are generally invoiced and paid quarterly in arrears.

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program ("Medicaid") and the Medicare Coverage Gap Program ("Medicare"). Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the condensed balance sheets. We estimate our Medicaid and Medicare rebates based upon the estimated payor mix, and statutory discount rates. Our estimates for payor mix are guided by payor information received from specialty pharmacies, expected utilization for wholesaler sales to pharmacies, and available industry payor information.
Chargebacks: Chargebacks are discounts that occur when certain contracted purchasers purchase directly from our wholesalers at a discounted price. The wholesaler, in turn, charges back the difference between the price initially paid to us by the wholesaler and the discounted price paid to the wholesaler by the contracted purchaser. Amounts for estimated chargebacks are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for wholesaler chargebacks is estimated based on known chargeback rates, known sales to wholesalers, and estimated utilization by types of contracted purchasers.
Discounts and Fees: Our payment terms are generally 30 to 60 days. Wholesalers and specialty pharmacies are offered various forms of consideration, including service fees. Wholesalers may also receive prompt pay discounts for payment within a specified period. We expect prompt pay discounts to be earned when offered and therefore, we deduct the full amount of these discounts and service fees from product sales when revenue is recognized, resulting in a reduction of product revenue and accounts receivable.
Other Reserves: Patients who have commercial insurance may receive co-pay assistance when product is dispensed by pharmacies to patients. We estimate the amount of co-pay assistance provided to eligible patients based on the terms of the program and redemption information provided by third-party claims processing organizations and are recorded in accounts payable and accrued expenses and other current liabilities on the condensed balance sheets.

Non-cash Interest Expense on Deferred Royalty Obligation
The net proceeds we receive from the sale of certain future royalties are amortized to non-cash interest expense over the estimated life of the associated agreement using the effective interest method. As we earn royalties and remit those royalties pursuant to the agreement, the balance of the deferred royalty obligation will be effectively repaid over the life of agreement. To determine the amortization of our deferred royalty obligation, we are required to estimate the total amount of future royalty payments we expect to earn. There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within our control. We periodically assess the amount of royalty payments we expect to receive which are subject to the agreement and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation.
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
Cost of Revenue
Cost of revenue consists of the cost of commercial goods sold to Customers, collaboration partners under product supply agreements, and royalty expense based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the three and six months ended June 30, 2022 were expensed prior to the fourth quarter of 2021, when our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. We believe our cost of goods sold for the three and six months ended June 30, 2022 would have been $140 thousand and $149 thousand higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of June 30, 2022, we had approximately $31.2 million of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of IBSRELA are recognized as revenue.
Cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (the "AZ Termination Agreement") is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $11.9 million as cost of revenue under the AZ Termination Agreement.

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
Other Income, net
Other income, net consists of interest income earned on our cash and cash equivalents and available-for-sale investments, the periodic revaluation of the exit fee related to our loan, gains on sales of property and equipment, and currency exchange gains and losses.

RESULTS OF OPERATIONS
The results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2022, for any other interim period, or for any other future year.
Comparison of the three and six months ended June 30, 2022 and 2021
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Product sales, net	$1,564	$—	$1,564	(a)	$2,014	$—	$2,014	(a)
Product supply revenue	952	—	952	(a)	966	126	840	666.7%
Licensing revenue	10	3	7	233.3%	14	5,005	(4,991)	(99.7)%
Collaborative development revenue	—	1,310	(1,310)	(100.0)%	—	2,764	(2,764)	(100.0)%
Total revenues	$2,526	$1,313	$1,213	92.4%	$2,994	$7,895	$(4,901)	(62.1)%
(a) Percent change is not meaningful.
The increase to total revenues during the three months ended June 30, 2022 is primarily attributable to $1.6 million of net product sales for IBSRELA to our Customers in connection with the commercial launch of IBSRELA, as well as $1.0 million product supply revenue for which there was no comparable revenue during the three months ended June 30, 2021. Partially offsetting these increases was the full recognition of upfront payments associated with the 2019 KKC Agreement through the end of 2021.
The decrease to total revenues during the six months ended June 30, 2022 is primarily attributable to a $5.0 million development milestone that was earned during the prior year that did not recur during the current year, as well as the full recognition of upfront payments associated with the 2019 KKC Agreement through the end of 2021, for which there was no comparable revenue during the six months ended June 30, 2022. Partially offsetting these decreases is recognition of $2.0 million of net product sales for sales of IBSRELA to our Customers in connection with the commercial launch of IBSRELA.
Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$138	$—	$138	(a)	$223	$1,000	$(777)	(77.7)%
Research and development	9,741	26,021	(16,280)	(62.6)%	18,592	46,477	(27,885)	(60.0)%
Selling, general and administrative	18,862	20,124	(1,262)	(6.3)%	38,201	37,255	946	2.5%
Total operating expenses	$28,741	$46,145	$(17,404)	(37.7)%	$57,016	$84,732	$(27,716)	(32.7)%
(a) Percent change is not meaningful.

Cost of Revenue
The fluctuations in cost of revenue for the three and six months ended June 30, 2022 are primarily attributable to payments due to AstraZeneca under the AZ Termination Agreement related to the commercial sales of IBSRELA during the three and six months ended June 30, 2022 and a development milestone we earned during the six months ended June 30, 2021. In addition, during the three and six months ended June 30, 2022, we incurred cost of revenue from sales of IBSRELA to our Customers in connection with the commercial launch of IBSRELA.

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
External R&D expenses	$4,607	$17,499	$(12,892)	(73.7)%	$7,547	$29,007	$(21,460)	(74.0)%
Employee-related expenses	3,575	6,512	(2,937)	(45.1)%	7,752	13,732	(5,980)	(43.5)%
Facilities, equipment and depreciation expenses	716	1,439	(723)	(50.2)%	1,830	2,723	(893)	(32.8)%
Other	843	571	272	47.6%	1,463	1,015	448	44.1%
Total research and development expenses	$9,741	$26,021	$(16,280)	(62.6)%	$18,592	$46,477	$(27,885)	(60.0)%

The decrease in our external R&D expenses for the three months ended June 30, 2022 is primarily the result of lower clinical study costs from the OPTIMIZE study, lower tenapanor manufacturing expense as we have begun to capitalize costs associated with the production of IBSRELA to inventory, and lower expenses for research following the elimination of our research function in the fourth quarter of 2021. The decrease in our employee-related expenses for the three and six months ended June 30, 2022 is due to lower compensation and benefits expenses for our research and development workforce following restructuring actions in 2021.
Selling, General and Administrative
The fluctuations in general and administrative expenses for the three and six months ended June 30, 2022 is primarily due to the timing of costs associated with building and staffing our commercial infrastructure and teams as we prepared for the U.S. launch of IBSRELA. The changes consisted of headcount and related personnel costs and external spending for disease awareness initiatives, commercial infrastructure and strategy.
Interest Expense
Below is a summary of our interest expense (dollars in thousands):

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Interest expense	$(787)	$(1,202)	$415	(34.5)%	$(1,533)	$(2,302)	$769	(33.4)%
The decrease in interest expense for the three and six months ended June 30, 2022 was primarily due to lower principal outstanding on our loan payable.
Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Three Months Ended June 30,		Change 2022 vs. 2021		Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Other income, net	$70	$847	$(777)	(91.7)%	$554	$798	$(244)	(30.6)%
The decrease in other income, net for the three and months ended June 30, 2022 is primarily due to revaluation of our 2018 Exit Fee during the three months ended June 30, 2021 following the receipt of the CRL from the FDA. Partially offsetting this decrease are sales of certain lab equipment and supplies for a net gain of $1.1 million.

Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and investments (in thousands):

	June 30, 2022	December 31, 2021	Change $	Change %
Cash and cash equivalents	$53,408	$72,428	$(19,020)	(26.3)%
Short-term investments	27,604	44,261	(16,657)	(37.6)%
Total liquid funds	$81,012	$116,689	$(35,677)	(30.6)%
As of June 30, 2022, we had cash, cash equivalents and investments totaling $81.0 million compared to $116.7 million as of December 31, 2021. We have incurred operating losses since inception and our accumulated deficit as of June 30, 2022 is $767.9 million. Our current level of cash and investments alone is not sufficient to meet our plans for the next twelve months following the filing of these financial statements on August 4, 2022. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these financial statements. We plan to address our operating cash flow requirements with our current cash and investments, cash generated from the product launch of IBSRELA, our potential receipt of anticipated milestone payments from our collaboration partners, our potential receipt of anticipated payments from KKC under the Amendment, our ability to access the capital markets, and execute asset monetization strategies, as well as through the implementation of cash preservation activities to reduce or defer discretionary spending.
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
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 ("Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at the market offerings” (the "2020 Open Market Sales Agreement"). The 2020 Open Market Sales Agreement was fully utilized as of December 31, 2021. During the six months ended June 30, 2021 we sold 9.0 million shares and received gross proceeds of $63.8 million at a weighted average sales price of approximately $7.10 per share under the 2021 Open Market Sales Agreement.
In August 2021, we filed an additional prospectus supplement under the Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are not required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. During the six months ended June 30, 2022 we sold 20.5 million shares and received gross proceeds of $18.9 million at a weighted average sales price of approximately $0.92 per share under the 2021 Open Market Sales Agreement.

In February 2022, we entered into a loan and security agreement (the “2022 Loan Agreement”) with SLR Investment Corp. The 2022 Loan Agreement provides for a senior secured term loan facility, with $27.5 million funded at closing and an additional $22.5 million that we may borrow on or prior to July 25, 2023; provided that (i) we have received approval by the FDA for our NDA for tenapanor for the control of serum phosphorus in chronic kidney disease patients on dialysis by December 31, 2022, and (ii) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement. The initial funding of $27.5 million is being used to repay the 2018 Loan and to fund our ongoing operations. On August 1, 2022, we entered into an amendment to the 2022 Loan Agreement with SLR Investment Corp. that extends the date by which we must receive approval by the FDA for our NDA for the control of serum phosphorus in chronic kidney disease patients on dialysis in order to borrow the additional $22.5 million from December 31, 2022 to March 31, 2023. We had $25.0 million principal from the 2018 Loan outstanding as of the closing date. In connection with entering into the 2022 Loan Agreement, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (the “2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis (the "Revenue Milestone"), tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets.
Our primary sources of cash have been from the sale and issuance of common stock (in both public offerings and private placements) and private placements of convertible preferred stock, funds from our collaboration partnerships and funds from our 2018 Loan Agreement and 2022 Loan Agreement.
Our primary uses of cash have been to fund operating expenses, primarily research and development expenditures, pre-commercial and commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Our future funding requirements are difficult to forecast and will depend on many factors, including:
•the extent to which we are able to generate product revenue from sales of IBSRELA;
•whether we are successful in our efforts under the FDR process, including the Advisory Committee meeting to be convened as part of the FDR process, to secure approval for our NDA for XPHOZAH, or to reach resolution with the FDA regarding a path to address the deficiencies in the NDA noted in the CRL and ADL, and the time and cost associated with such path;
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

•the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, including costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
•the payment of interest and principal related to the 2022 Loan Agreement.
Please see the risk factors set forth in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q for additional risks associated with our capital requirements.
CASH FLOW ACTIVITIES
The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change $	Change %
Net cash used in operating activities	$(58,901)	$(78,493)	$19,592	(25.0)%
Net cash provided by investing activities	17,806	10,719	7,087	66.1%
Net cash provided by financing activities	22,075	63,487	(41,412)	(65.2)%
Net decrease in cash and cash equivalents	$(19,020)	$(4,287)	$(14,733)	343.7%
Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2022 decreased by $19.6 million primarily as a result of our net loss which was $23.3 million less than during the six months ended June 30, 2021. Partially offsetting the net loss improvement were changes to our operating assets and liabilities related to expenditures for commercial manufacturing and inventory for the production of IBSRELA.
Cash Flows from Investing Activities
Net cash provided by investing activities increased by $7.1 million due to the timing of our investment maturities and purchases, as well as $1.3 million proceeds from sale of laboratory equipment and supplies during the six months ended June 30, 2022.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased by $41.4 million primarily due to net proceeds from issuance of our common stock pursuant to the at the market offerings of $62.4 million during the six months ended June 30, 2021 compared to $18.5 million during the six months ended June 30, 2022. In addition, during the six months ended June 30, 2022, we received net proceeds of $27.0 million pursuant to the 2022 Loan Agreement, $9.6 million in proceeds for the sale of certain future royalties, and repaid $33.0 million, net of settlement costs, to repay the 2018 Loan.
Off-Balance Sheet Arrangements
As of June 30, 2022 and 2021, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are subject to market risks, including interest rate fluctuation exposure through our investments, in the ordinary course of our business. However, the goals of our investment policy are the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds and short-term debt securities. Because of the short-term maturities of our cash equivalents, we do not believe that an increase in interest rates would have any material negative impact on the fair value of our cash equivalents.

As of June 30, 2022, we had cash, cash equivalents and investments of $81.0 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the 2022 Loan bear interest at a floating per annum rate equal to 7.95% plus the greater of (i) one tenth percent (0.10%) and (ii) the one-month rate published by the Intercontinental Exchange Benchmark Administration Ltd ("ICE") or its successor. A hypothetical increase in one-month ICE of 100 basis points above the current one-month ICE rates would have increased our interest expense by approximately $0.1 million for the three and six months ended June 30, 2022. As of June 30, 2022, we had an aggregate principal amount of $27.5 million outstanding pursuant to our 2022 Loan Agreement.
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
As of June 30, 2022, we had no open forward foreign currency exchange contracts.
ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2022, we implemented certain internal controls in connection with our product launch. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the “Securities Class Actions”). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between August 6, 2020, and July 19, 2021. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On September 28, 2021, several shareholders filed motions to consolidate the two putative class actions and to be appointed lead plaintiff and have their selection of counsel be appointed lead counsel, and on July 19, 2022, the court issued an order to consolidate the two putative class actions and appointed the lead plaintiff and lead counsel. The parties have agreed upon a proposed schedule for the lead plaintiff to file a consolidated amended complaint and for defendants to file a motion to dismiss. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2022, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of June 30, 2022.
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
Risks Related to our Financial Condition and Capital Requirements

We have incurred significant losses since our inception and we will incur losses in the future, which makes it difficult to assess our future viability; although our financial statements have been prepared on a going concern basis, our current level of cash and investments alone is not sufficient to meet our operating plans for the next twelve months, raising substantial doubt regarding our ability to continue as a going concern.

We recently commenced the commercialization of our first product, IBSRELA® (tenapanor) for the treatment of irritable bowel syndrome with constipation (“IBS-C”), and have generated limited revenue from product sales to date.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and other expenses related to our ongoing operations. As of June 30, 2022, we had an accumulated deficit of $767.9 million.

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

We will require substantial additional financing for the foreseeable future as we invest in the commercialization of IBSRELA and prepare for and participate in a Cardiovascular and Renal Drugs Advisory Committee (“Advisory Committee”) meeting in connection with the formal dispute resolution ("FDR") process commenced in response to the Complete Response Letter (“CRL”) received from the U.S. Food and Drug Administration (“FDA”) relating to our New Drug Application (“NDA”) for tenapanor for the Hyperphosphatemia Indication and the inability to access necessary capital when needed on acceptable terms, or at all, could force us to limit, reduce or terminate our efforts to commercialize IBSRELA or to seek and obtain approval for tenapanor for the Hyperphosphatemia Indication.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing tenapanor. Following the receipt of the CRL, we implemented two restructuring plans in order to reduce operating costs and to better align our workforce with the needs of our business. Notwithstanding the restructurings, we believe that we will continue to expend substantial resources for the foreseeable future, including, costs associated with our efforts to commercialize IBSRELA, which we began selling in the U.S. in March 2022, cost associated with our efforts to pursue approval for our NDA for tenapanor for the Hyperphosphatemia Indication through the FDR process, and Advisory Committee meeting; conducting pediatric clinical trials for IBSRELA and XPHOZAH, if approved, and manufacturing for IBSRELA and, if approved, XPHOZAH. Our future funding requirements will depend on many factors, including, but not limited to:

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

If we fail to satisfy the continued listing requirements of The Nasdaq Global Market ("Nasdaq") such as the minimum stockholders’ equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. For example, on each of February 28, 2022 and May 23, 2022, we received a letter from Nasdaq indicating that Nasdaq had determined that we had failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Global Market maintain a minimum closing bid price of at least $1.00 per share (the “Listing Requirement”). We received a letter from Nasdaq dated March 31, 2022, indicating that we had regained compliance with the Listing Requirement after the closing bid price for its common stock listed on Nasdaq equaled or exceeded $1.00 per share for ten (10) consecutive business days. However, we have not yet regained compliance with the Listing Requirement following the second letter we received on May 23, 2022 letter, and there can be no assurances that we will regain compliance with the Listing Requirement during the 180 day grace period afforded us by Nasdaq. On April 29, 2022, we filed our definitive Proxy Statement with the U.S. Securities and Exchange Commission (the “SEC”) indicating our intention to seek approval from our stockholders during our Annual Meeting of Stockholders to be held on June 15, 2022, for a proposal to grant our Board of Directors authority to effect a reverse stock split of our authorized common stock and issued and outstanding common stock by amending our Amended and Restated Certificate of Incorporation

by September 15, 2022 and within a range of not less than 1-for-2 and not more than 1-for-10, if our Board of Directors deems it within our best interests. This proposal failed to receive a sufficient number of votes for approval from our stockholders during our Annual Meeting of Stockholders and the adjournment thereof. We are monitoring the bid price of our common stock and will consider options available to us to regain compliance with the Listing Requirement. There can be no assurances that we will have other options available to regain compliance with the Listing Requirement. If we fail to regain compliance with this requirement, or any other of the continued listing requirements of The Nasdaq Global Market, Nasdaq may take steps to de-list our common stock.

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
Such a de-listing would likely have an adverse effect on the price of our common stock and would impair the ability of our stockholders to sell or purchase our common stock. We may take actions to avoid such a de-listing or in the event of a de-listing, we may take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed or to become listed again, stabilize the market price or improve the liquidity or trading volume of our common stock, prevent our common capitalization and stockholder’s equity from dropping below the Nasdaq minimum requirements, or prevent other future non-compliance with Nasdaq’s continued listing requirements.

We have generated limited revenue from product sales and may never be profitable.

We began selling IBSRELA in the U.S. in March 2022, and have generated limited revenue from product sales to date. We have no other products approved for sale and have received a CRL from the FDA for our NDA for the Hyperphosphatemia Indication and an Appeal Denied Letter (“ADL”) in response to our first level of appeal of the CRL to the FDA Office of Cardiology, Hematology, Endocrinology and Nephrology (“OCHEN”). Additionally, we have received an Interim Response (the “Interim Response”) to our second level of appeal to the Office of New Drugs (“OND”), Center for Drug Evaluation and Research (CDER), in which OND indicated that additional input from the Advisory Committee, in general, and specifically from experts, including clinicians would be valuable in further considering the clinical meaningfulness of the phosphate lowering effect observed in our phase 3 clinical program for XPHOZAH. OND has directed the Division of Cardiology and Nephrology of OCHEN (the “Division”) to convene the Advisory Committee, and a tentative date for the Advisory Committee meeting has been set for November 16, 2022. There can be no assurances that the response from the Advisory Committee will be positive, or thatthat approval of our NDA will ultimately be granted by the FDA. To date, we have generated limited product revenue from product sales of IBSRELA. There can be no assurances that we will be successful in increasing the amount of product revenue from sales of IBSRELA. There can be no assurances that we will generate sufficient product revenue from sales of IBSRELA and, if approved, XPHOZAH, to cover our expenses. Our ability to generate product revenue from sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

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
The amount of potential revenue we may achieve from the commercialization of IBSRELA is subject to these and other factors, and may be unpredictable from quarter-to-quarter. If the number of patients in the market for IBSRELA or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate physician and patient acceptance of IBSRELA or adequate coverage and reimbursement for IBSRELA, we may not generate sufficient revenue from sales of IBSRELA. Any failure of IBSRELA to achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success for would adversely affect our results of operations.

We are pursuing regulatory approval for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, and there can be no assurances that we will be successful in obtaining such regulatory approval.

We are pursuing regulatory approval for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. On July 28, 2021, we received a CRL from the Division regarding our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. According to the CRL, the FDA has determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and of unclear of clinical significance. Following an End-of-Review Type A meeting (“End of Review Meeting”) in October 2021, with the Division, we submitted a Formal Dispute Resolution Request (“FDRR”) in December 2021. The FDRR was focused on demonstrating that the data submitted in the NDA supported the clinical significance of the treatment effect of tenapanor. On February 4, 2022, we received an ADL from OCHEN. On February 18, 2022, we submitted an appeal of the ADL to the FDA’s Center for Drug Evaluation and Research, Office of New Drugs (“OND”), and on April 15, 2022, we received an Interim Response from OND. The Interim Response indicated that OND would direct the Division to convene the Advisory Committee to provide additional input for consideration by OND, and the Advisory Committee meeting has been tentatively scheduled for November 16, 2022. OND expects to provide a response to the FDR within thirty (30) days after the conclusion of the Advisory Committee meeting. There can be no assurances that the response from the Advisory Committee will be positive, or that approval of the NDA will ultimately be granted by the FDA.

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
Undesirable side effects caused by IBSRELA, and/or, if approved, XPHOZAH, could cause us or regulatory authorities to interrupt, delay or halt the commercialization of the product. Despite our receipt of marketing approval for IBSRELA and the completion of our Phase 3 clinical program for XPHOZAH, the prevalence and/or severity of side effects caused by IBSRELA, and/or if approved, XPHOZAH, could result in a number of potentially significant negative consequences could occur, including:

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

As a company, we have limited experience in the marketing, sale and distribution of pharmaceutical products; and there are significant risks in building and managing a commercial organization.

As a company, we have limited experience in building and managing a commercial organization, or in the marketing, sale and distribution of pharmaceutical products. There can be no assurances that we will be successful in our efforts to retain, and incentivize qualified individuals, generate sufficient sales leads, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team.

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

On February 23, 2022, we entered into a loan and security agreement with SLR Investment Corp. (the “Lender”) pursuant to which the Lender agreed to provide us a $50.0 million term loan facility with a maturity date of March 1, 2027. The loan was funded in the amount of $27.5 million on February 23, 2022 and the remaining $22.5 million may be funded upon the satisfaction of both (i) receipt from the FDA of approval of the NDA for tenapanor for the Hyperphosphatemia Indication on or prior to December 31, 2022 and (ii) our achievement of certain product revenue milestone targets described in the 2022 Loan Agreement. On August 1, 2022, we entered into an amendment to the 2022 Loan Agreement with SLR Investment Corp. that extends the date by which we must receive approval by the FDA for our NDA for the Hyperphosphatemia Indication in order to borrow the additional $22.5 million from December 31, 2022 to March 31, 2023. Until we have repaid all funded indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, these caps may not cover or provide adequate payment for IBSRELA, and if approved and commercialized, XPHOZAH. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Additionally, XPHOZAH, if approved for the Hyperphosphatemia Indication will compete with phosphate binders used for the same or similar indication`. If approved, our label for XPHOZAH may include data comparing the effectiveness of tenapanor to phosphate binders used for the same indication. The various types of phosphate binders commercialized in the United States include the following: Calcium carbonate (many over-the-counter brands including Tums and Caltrate); Calcium acetate (several prescription brands including PhosLo and Phoslyra); Lanthanum carbonate (Fosrenol); Sevelamer hydrochloride (Renagel); Sevelamer carbonate (Renvela); Sucroferric oxyhydroxide (Velphoro); and Ferric citrate (Auryxia).

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
•loss of revenue; and
•the inability to commercialize or co-promote IBSRELA, and/or, if approved, XPHOZAH.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date. If such an event were to occur and cause interruptions in our operations, it could result in material disruption to our business. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable. Moreover, if a computer security breach affects our systems or those of our collaborators, CROs or other contractors, or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the United States and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with KKC for commercialization of tenapanor for hyperphosphatemia in Japan; with Fosun Pharma for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; and in Canada with Knight for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions. We have received a CRL from the FDA regarding our NDA for the Hyperphosphatemia Indication. While we are pursuing an appeal through the FDR process, and an Advisory Committee has been tentatively scheduled for November 16, 2022, there can be no assurances that the outcome of the Advisory Committee will be positive, or that approval of the NDA for the Hyperphosphatemia Indication will ultimately be granted by the FDA. Even if we are successful in obtaining approval for the NDA, the delay in obtaining such approval may result in delay in the regulatory process for our partners, which could have a material adverse effect on our business and results of operations.

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

Our CMOs manufacture tenapanor API outside of the United States, and we may seek and obtain approval to commercialize IBSRELA or XPHOZAH outside of the United States, and as a result, a variety of risks associated with international operations could materially adversely affect our business.

We or our collaboration partners may decide to seek marketing approval for IBSRELA or XPHOZAH outside the United States. Additionally we have contractual arrangements with CMOs involving the manufacture of tenapanor API outside of the United States, and we may otherwise engage in business outside the United States, including entering into additional contractual agreements with third-parties. We are subject to additional risks related to entering these international business markets and relationships, including:

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

We and manufacturers and suppliers with whom we may contract are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials, including the components of our tenapanor and our product candidates. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. We cannot guarantee that the safety procedures utilized by third-party manufacturers and suppliers with whom we may contract will comply with the standards prescribed by laws and regulations or will eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

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

•warning or untitled letters, or fines;
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing of IBSRELA and XPHOZAH. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of product for commercial sale, or product candidates for clinical trials, including our existing contract manufacturers are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our products or product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or comparable regulatory filing on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the manufacture of our product or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel.

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

Some participants in clinical studies of tenapanor have reported adverse effects after being treated with tenapanor, including diarrhea, abdominal distension, flatulence and dizziness. We are required to report certain information about adverse medical events if our products may have caused or contributed to those adverse events. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

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

With the commercial launch of IBSRELA, we participate in the Medicaid Drug Rebate Program ("MDRP") and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. Medicaid drug rebates are based on pricing data that we are obligated to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) and the best price (“BP”) for each drug. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered drugs under Medicaid. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We will be obligated to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.

In order to be eligible to have drug products paid for with federal funds under Medicaid and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA/FSS program, we are obligated to report the Non-Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We are also required to pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.

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

If our intellectual property related to IBSRELA, XPHOZAH, RDX013 or any future product candidates is not adequate or if we are not able to successfully enforce our intellectual property rights, the commercial value of IBSRELA, or our product candidates may be adversely affected and we may not be able to compete effectively in our market.

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
•the success or lack of success with regards to the Advisory Committee meeting convened as a part of our FDR related to our NDA seeking marketing approval for tenapanor for the Hyperphosphatemia Indication, and announcements of regulatory decisions regarding our NDA;
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

Our ability to attract and retain collaboration partners or customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, presidential elections, other political influences and inflationary pressures. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary environment and rising interest rates. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. We cannot anticipate all the ways in which the global economic climate and global financial market conditions could adversely impact our business in the future.

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
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Effective February 23, 2022, we entered into a loan and security agreement pursuant to which the Lenders agreed to provide us a loan facility for up to $50.0 million. Covenants in the loan and security agreement limit our ability to pay dividends or make other distributions. For additional information refer to “NOTE 8. BORROWING” in the notes to our condensed financial statements in Part I, Item 1, Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
The 2022 Loan Agreement with SLR Investment Corp. provides us the right to borrow an additional $22.5 million on or prior to July 25, 2023; provided that (i) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement and (ii) that we have received approval by the FDA for our NDA for the Hyperphosphatemia Indication by a particular date. On August 1, 2022, we entered into an amendment to the 2022 Loan Agreement to extend the date for approval of our NDA for the Hyperphosphatemia Indication from December 31, 2022 to March 31, 2023.

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1†	Royalty and Sales Milestone Interest Acquisition Agreement dated June 29, 2022, by and between Ardelyx, Inc. and Healthcare Royalty Partners IV, L.P.				X

10.2	First Amendment to the Loan and Security Agreement dated August 1, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.				X

10.3#	Second Amended and Restated Non-Employee Director Compensation Program				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Statements of Cash Flows for the three and six months ended June 30, 2022 and 2021, and (iv) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.

†    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.

#    Indicates management contract or management or non-employee director compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 4, 2022	By:	/s/ Robert Felsch
Robert Felsch
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)