Form 10-Q
period 2022-09-30
ARDELYX, INC.
filed 2022-11-03
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of October 31, 2022, was 187,459,645.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•our expectations regarding our participation in a Cardiovascular and Renal Drugs Advisory Committee on November 16, 2022 (“Advisory Committee”) meeting in connection with the formal dispute resolution (“FDR”) process commenced in response to the Complete Response Letter (“CRL”) received from the U.S. Food and Drug Administration (“FDA”) relating to our new drug application (“NDA”) for XPHOZAH® (tenapanor) for the control of serum phosphorus in adult patients with chronic kidney disease on dialysis (“CKD”) (the “Hyperphosphatemia Indication”);
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
•We will require substantial additional financing for the foreseeable future as we invest in the commercialization of IBSRELA and prepare for and participate in a Cardiovascular and Renal Drugs Advisory Committee (“Advisory Committee”) meeting scheduled for November 16, 2022. The Advisory Committee meeting is being convened in connection with the formal dispute resolution (“FDR”) process we commenced in response to the Complete Response Letter (“CRL”) received from the U.S. Food and Drug Administration (“FDA”) relating to our new drug application (“NDA”) for XPHOZAH (tenapanor) for the control of serum phosphorus in adult patients with chronic kidney disease (“CKD”) on dialysis (“Hyperphosphatemia Indication”). The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or, delay, limit, reduce or terminate our efforts to seek and obtain approval for XPHOZAH for the Hyperphosphatemia Indication, or if approved, the commercialization of XPHOZAH. .

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
•We rely completely on third parties to manufacture IBSRELA and XPHOZAH. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of IBSRELA, and, if approved and commercialized, of XPHOZAH, and our future development efforts for tenapanor may be materially harmed.
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

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,628	$72,428
Short-term investments	28,995	44,261
Accounts receivable	5,208	502
Inventory	1,250	—
Prepaid commercial manufacturing	16,145	9,406
Prepaid expenses and other current assets	6,649	7,052
Total current assets	119,875	133,649
Right-of-use assets	10,182	12,752
Property and equipment, net	1,294	2,362
Other assets	13,321	1,150
Total assets	$144,672	$149,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,113	$4,277
Accrued compensation and benefits	7,165	5,422
Current portion of long-term debt	26,541	32,264
Current portion of operating lease liability	3,791	3,492
Deferred revenue	4,003	—
Accrued expenses and other current liabilities	7,338	7,366
Total current liabilities	51,951	52,821
Operating lease liability, net of current portion	6,878	9,748
Deferred revenue, non-current	8,560	4,727
Deferred royalty obligation related to the sale of future royalties	10,422	—
Total liabilities	77,811	67,296
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 187,399,645 and 130,182,535 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	19	13
Additional paid-in capital	857,788	795,540
Accumulated deficit	(790,832)	(712,930)
Accumulated other comprehensive loss	(114)	(6)
Total stockholders’ equity	66,861	82,617
Total liabilities and stockholders’ equity	$144,672	$149,913
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$4,885	$—	$6,899	$—
Product supply revenue	92	285	1,058	411
Licensing revenue	9	2	23	5,007
Collaborative development revenue	—	886	—	3,650
Total revenues	4,986	1,173	7,980	9,068
Operating expenses:
Cost of revenue	732	—	955	1,000
Research and development	7,467	23,695	26,059	70,172
Selling, general and administrative	18,667	19,714	56,868	56,969
Total operating expenses	26,866	43,409	83,882	128,141
Loss from operations	(21,880)	(42,236)	(75,902)	(119,073)
Interest expense	(886)	(1,216)	(2,409)	(3,518)
Non-cash interest expense related to the sale of future royalties	(831)	—	(841)	—
Other income (expense), net	704	(134)	1,258	664
Loss before provision for income taxes	(22,893)	(43,586)	(77,894)	(121,927)
Provision for income taxes	—	1	8	4
Net loss	$(22,893)	$(43,587)	$(77,902)	$(121,931)
Net loss per common share, basic and diluted	$(0.14)	$(0.42)	$(0.53)	$(1.21)
Shares used in computing net loss per share - basic and diluted	165,104,789	104,144,606	147,319,818	100,480,156
Comprehensive loss:
Net loss	$(22,893)	$(43,587)	$(77,902)	$(121,931)
Unrealized (losses) gains on available-for-sale securities	(5)	(1)	(108)	7
Comprehensive loss	$(22,898)	$(43,588)	$(78,010)	$(121,924)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months ended September 30, 2022 and 2021
(Unaudited)
(in thousands, except shares)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2022	153,797,834	$15	$821,075	$(767,939)	$(109)	$53,042
Issuance of common stock under employee stock purchase plan	181,256	—	112	—	—	112
Issuance of common stock for services	711,675	—	390	—	—	390
Issuance of common stock upon vesting of restricted stock units	95,555	—	—	—	—	—
Issuance of common stock in at the market offering	32,613,325	4	34,363	—	—	34,367
Stock-based compensation	—	—	1,848	—	—	1,848
Unrealized losses on available-for-sale securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(22,893)	—	(22,893)
Balance as of September 30, 2022	187,399,645	$19	$857,788	$(790,832)	$(114)	$66,861

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	130,182,535	$13	$795,540	$(712,930)	$(6)	$82,617
Issuance of common stock under employee stock purchase plan	308,356	—	195	—	—	195
Issuance of common stock for services	711,675	—	390	—	—	390
Issuance of common stock upon vesting of restricted stock units	3,091,697	—	—	—	—	—
Issuance of common stock in at the market offering	53,105,382	6	52,839	—	—	52,845
Stock-based compensation	—	—	8,824	—	—	8,824
Unrealized losses on available-for-sale securities	—	—	—	—	(108)	(108)
Net loss	—	—	—	(77,902)	—	(77,902)
Balance as of September 30, 2022	187,399,645	$19	$857,788	$(790,832)	$(114)	$66,861

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2021	102,967,017	$10	$750,664	$(633,109)	$4	$117,569
Issuance of common stock under employee stock purchase plan	284,456	—	341	—	—	341
Issuance of common stock for services	25,989	—	190	—	—	190
Issuance of common stock upon exercise of options	126,004	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units	34,410	—	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(106)	—	—	(106)
Issuance of common stock in at the market offering	3,333,708	1	4,742	—	—	4,743
Stock-based compensation	—	—	2,262	—	—	2,262
Unrealized losses on available-for-sale securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(43,587)	—	(43,587)
Balance as of September 30, 2021	106,771,584	$11	$758,114	$(676,696)	$3	$81,432

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	93,599,975	9	680,872	(554,765)	(4)	$126,112
Issuance of common stock under employee stock purchase plan	386,664	—	819	—	—	819
Issuance of common stock for services	25,989	—	190	—	—	190
Issuance of common stock upon exercise of options	331,310	—	584	—	—	584
Issuance of common stock upon vesting of restricted stock units	114,194	—	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(106)	—	—	(106)
Issuance of common stock in at the market offering	12,313,452	2	67,187	—	—	67,189
Stock-based compensation	—	—	8,568	—	—	8,568
Unrealized gains on available-for-sale securities	—	—	—	—	7	7
Net loss	—	—	—	(121,931)	—	(121,931)
Balance as of September 30, 2021	106,771,584	$11	$758,114	$(676,696)	$3	$81,432

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(77,902)	$(121,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,035	2,312
Non-cash lease expense	2,570	2,257
Stock-based compensation	8,824	8,568
Change in derivative liabilities	54	(696)
Debt refinancing costs	102	—
Gain on sale of equipment	(1,260)	—
Non-cash interest expense	1,055	212
Changes in operating assets and liabilities:
Accounts receivable	(4,706)	(287)
Inventory	(9,774)	—
Prepaid commercial manufacturing	(10,549)	(4,954)
Prepaid expenses and other assets	754	1,027
Accounts payable	(1,164)	(1,363)
Accrued compensation and benefits	1,743	(902)
Operating lease liabilities	(2,571)	(2,033)
Accrued and other liabilities	(375)	5,411
Deferred revenue	7,836	(703)
Net cash used in operating activities	(84,328)	(113,082)
Investing activities
Proceeds from maturities and redemptions of investments	59,000	103,550
Purchases of investments	(43,824)	(72,736)
Proceeds from sale of property and equipment	1,798	—
Purchases of property and equipment	—	(1,962)
Net cash provided by investing activities	16,974	28,852
Financing activities
Proceeds from 2022 Loan, net of issuance costs	26,971	—
Repayment of 2018 Loan, net of settlement costs	(33,038)	—
Proceeds from the sale of future royalties, net of issuance costs	9,581	—
Proceeds from issuance of common stock in at the market offering, net of issuance costs	52,845	67,189
Proceeds from issuance of common stock under equity incentive and stock purchase plans	195	1,403
Payments for taxes related to net share settlement of equity awards	—	(106)
Net cash provided by financing activities	56,554	68,486
Net decrease in cash and cash equivalents	(10,800)	(15,744)
Cash and cash equivalents at beginning of period	72,428	91,032
Cash and cash equivalents at end of period	$61,628	$75,288
Supplementary disclosure of cash flow information:
Cash paid for interest	$2,079	$2,920
Cash paid for income taxes	$6	$4
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$14,379
Issuance of common stock for services	$390	$190
Issuance of derivative in connection with issuance of loan payable	$375	$—

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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022, or for any other interim period or future year.
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
Liquidity
As of September 30, 2022, we had cash and investments of approximately $90.6 million. We have incurred operating losses since inception and our accumulated deficit as of September 30, 2022 is $790.8 million. Our current level of cash and investments alone is not sufficient to meet our plans for the next twelve months following the issuance of these financial statements. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these financial statements. We plan to address our operating cash flow requirements with our current cash and investments, cash generated from sales of IBSRELA, our potential receipt of anticipated milestones from our collaboration partners, our potential receipt of anticipated payments from our Japanese collaboration partner under the second amendment to our License Agreement, our ability to access the capital markets, as well as through the implementation of cash preservation activities to reduce or defer discretionary spending.

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

Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 1 to our audited financial statements for the fiscal year ended December 31, 2021, included in our Annual Report on Form 10-K. Our significant accounting policies for the three and nine months ended September 30, 2022 also included the policies discussed below related to accounts receivable, inventory, revenue and cost of revenue for commercial product sales. With the exception of those noted below, there have been no material changes in our significant accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Accounts Receivable
Accounts receivable is reported net of allowances for returns, chargebacks and contractual off-invoice and prompt-pay discounts offered to our customers. Our estimate of the allowance for doubtful accounts is based on an evaluation of the aging of our receivables. Trade receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, we have determined that an allowance for doubtful accounts is not required. As of September 30, 2022 our accounts receivable balance is comprised of $0.5 million from our collaboration agreements and $4.7 million from commercial customers. As of December 31, 2021 our accounts receivable balance was comprised of $0.5 million from our collaborators.
Inventory
We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. Prior to the regulatory approval of drug product candidates, we incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products or could be sold to our international partners under product supply agreements. We began to capitalize inventory costs associated with IBSRELA during the fourth quarter of 2021, when our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA, which was when it was determined that the inventory had a probable future economic benefit.
Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include the cost of materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. We primarily use actual costs to determine the cost basis for inventory. The determination of whether inventory costs will be realizable requires management review of the expiration dates of IBSRELA compared to our forecasted sales. If actual market conditions are less favorable than projected by management, write-downs of inventory may be required, which would be recorded as cost of revenue in the condensed statement of operations and comprehensive loss. A portion of inventory is included in other assets on our condensed balance sheets as a non-current asset. The non-current balance represents product that is not expected to be sold or used within the next 12 months.

Product Sales, Net
We account for our commercial product sales, net in accordance with Topic 606 - Revenue from Contracts with Customers. We received approval from the U.S. Food and Drug Administration (“FDA”) in September 2019 to market IBSRELA, the first and only sodium hydrogen exchanger 3 (“NHE3”) inhibitor for the treatment of irritable bowel syndrome with constipation ("IBS-C") in adults, in the United States ("U.S."). We began selling IBSRELA in the U.S. in March 2022. We distribute IBSRELA principally through major wholesalers, specialty pharmacies and group purchasing organizations ("GPOs") (collectively, our "Customers"). Our Customers subsequently sell IBSRELA to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

Reserves for Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration, including discounts which may be settled in the form of off-invoice discounts, chargebacks, or rebates depending on the customer, wholesaler fees, group purchasing organization administrative fees, patient copay assistance programs, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of gross accounts receivable if settlement is expected to occur through a reduction in the amounts paid by our customers or a current liability if settlement is expected to occur through a payment from us. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our historical experience, current contractual and statutory requirements, specific known market events and trends. Overall, these reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more historical experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the IBSRELA product launch.
Rebates: Rebates include wholesaler fees, GPO fees, as well as mandated discounts under the Medicaid Drug Rebate Program ("Medicaid") and the Medicare Coverage Gap Program ("Medicare"). Estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the condensed balance sheets. We estimate our Medicaid and Medicare rebates based upon the estimated payor mix, and statutory discount rates. Our estimates for payor mix are guided by payor information received from specialty pharmacies, expected utilization for wholesaler sales to pharmacies, and available industry payor information.
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
Discounts and Fees: Our payment terms are generally 30 to 60 days. Wholesalers, GPOs and specialty pharmacies are offered various forms of consideration, including off-invoice discounts which may be paid to GPOs and specialty pharmacies. Wholesalers and GPOs may also receive prompt pay discounts for payment within a specified period. We expect discounts to be earned when offered and therefore, we deduct the full amount of these discounts from product sales when revenue is recognized, resulting in a reduction of product revenue and accounts receivable.
Other Reserves: Patients who have commercial insurance may receive copay assistance when product is dispensed by pharmacies to patients. We estimate the amount of copay assistance provided to eligible patients based on the terms of the program and redemption information provided by third-party claims processing organizations and are recorded in accounts payable and accrued expenses and other current liabilities on the condensed balance sheets. Other reserves include estimated product returns which are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue as well as gross accounts receivable. We estimate our product returns reserve based upon our historical experience, and specific known market events and trends
Cost of Revenue
Cost of revenue consists of the cost of commercial goods sold to our Customers and international partners under product supply agreements, as well as royalty expense based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the three and nine months ended September 30, 2022 were expensed prior to the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA.

Cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (the "AZ Termination Agreement") is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners as a result of the development and commercialization of tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $12.4 million as cost of revenue under the AZ Termination Agreement.
Non-cash Interest Expense on Deferred Royalty Obligation
The net proceeds we receive from the sale of certain future royalties are recorded as deferred royalty obligation related to the sale of future royalties on our balance sheets. As we earn royalties and remit those royalties pursuant to the agreement, the balance of the deferred royalty obligation will be effectively repaid over the life of agreement and non-cash interest expense related to the sale of future royalties is recorded using the effective interest method. To determine the amortization of our deferred royalty obligation, we are required to estimate the total amount of future royalty payments we expect to earn. There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within our control. We periodically assess the amount of royalty payments we expect to receive which are subject to the agreement and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation.
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
NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and investments as of September 30, 2022 and December 31, 2021 are summarized below (in thousands):

	September 30, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$652	$—	$—	$652
Money market funds	60,976	—	—	60,976
Total cash and cash equivalents	61,628	—	—	61,628
Short-term investments:
Commercial paper	$20,616	$—	$(78)	$20,538
U.S. government-sponsored agency bonds	1,480	—	(1)	1,479
Corporate bonds	1,005	—	(9)	996
U.S. treasury notes	6,008	—	(26)	5,982
Total short-term investments	29,109	—	(114)	28,995
Total cash equivalents and investments	$90,737	$—	$(114)	$90,623

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$1,253	$—	$—	$1,253
Money market funds	71,175	—	—	71,175
Total cash and cash equivalents	72,428	—	—	72,428
Short-term investments
Commercial paper	$31,936	$1	$(2)	$31,935
Corporate bonds	7,025	—	(3)	7,022
Asset backed securities	5,306	—	(2)	5,304
Total short-term investments	44,267	1	(7)	44,261
Total cash equivalents and investments	$116,695	$1	$(7)	$116,689
Cash equivalents consist of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. We invest our cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity on our condensed balance sheets. We use the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in other income (expense), net, in the statement of operations and comprehensive loss.
All short-term available-for-sale securities held as of September 30, 2022 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired, we write it down through the statement of operations and comprehensive loss to its fair value and establish that value as a new cost basis for the investment. We did not identify any of our available-for-sale securities as other-than-temporarily impaired in any of the periods presented. As of September 30, 2022, no investment was in a continuous unrealized loss position for more than one year and we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$60,976	$60,976	$—	$—
Commercial paper	20,538	—	20,538	—
U.S. government-sponsored agency bonds	1,479	—	1,479	—
Corporate bonds	996	—	996	—
U.S. treasury notes	5,982	—	5,982	—
Total	$89,971	$60,976	$28,995	$—

Liabilities:
Derivative liabilities for exit fees	$1,127	$—	$—	$1,127
Total	$1,127	$—	$—	$1,127

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$71,175	$71,175	$—	$—
Commercial paper	31,935	—	31,935	—
Corporate bonds	7,022	—	7,022	—
Asset-backed securities	5,304	—	5,304	—
Total	$115,436	$71,175	$44,261	$—

Liabilities:
Derivative liability for exit fee	$698	$—	$—	$698
Total	$698	$—	$—	$698

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

The carrying amounts reflected in the condensed balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both September 30, 2022 and December 31, 2021, due to their short-term nature.

Fair Value of Debt

The principal amount outstanding under our term loan facilities is subject to a variable interest rate. Therefore, we believe the carrying amount of the term loan facility approximates fair value as of September 30, 2022 and December 31, 2021. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.

The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of September 30, 2022 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by KKC over the life of the agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

NOTE 4. INVENTORY
We began capitalizing inventory during the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. Inventory consisted of the following (in thousands):

September 30, 2022
Raw materials	$5,798
Work in process	2,907
Finished goods	1,069
Total	$9,774
Reported as:
Inventory	$1,250
Other assets	8,524
Total	$9,774
Prepaid commercial manufacturing of $16.1 million and $9.4 million as of September 30, 2022 and December 31, 2021, respectively, consist of prepayments to third party contract manufacturing organizations for the manufacture of IBSRELA for production orders which we expect work to commence within the next 12 months. Prepayments for commercial manufacturing of $3.8 million as of September 30, 2022 that are expected to be converted into inventory after 12 months are included in other assets on our condensed balance sheets.

NOTE 5. PRODUCT REVENUE, NET
We received approval from the FDA in September 2019 to market IBSRELA, the first and only NHE3 inhibitor for the treatment of IBS-C in adults, in the U.S. We began selling IBSRELA in the U.S. in March 2022. We recorded net revenue for IBSRELA of $4.9 million and $6.9 million during the three and nine months ended September 30, 2022, respectively.
Sales to AmerisourceBergen Drug Corporation, Cardinal Health, and McKesson Corporation made up 26.4%, 25.2%, and 20.2% of our gross product revenue during the three months ended September 30, 2022 and 28.9%, 24.2%, and 20.9% during the nine months ended September 30, 2022.
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates	Other Fees, Copay and Returns	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Activity related to 2022 sales	358	1,158	1,115	2,631
Credits/deductions issued	(250)	(438)	(576)	(1,264)
Balance as of September 30, 2022	$108	$720	$539	$1,367
There were no product sales or gross-to-net accruals during the three and nine months ended September 30, 2021.

NOTE 6. COLLABORATION AND LICENSING AGREEMENTS
Kyowa Kirin Co., Ltd. (“KKC”)
2019 KKC Agreement
In November 2019, we entered into a research collaboration and option agreement with KKC (the “2019 KKC Agreement”) for research associated with identifying two preclinical compounds that are ready for designation as development compounds (“DCs”). Pursuant to the 2019 KKC Agreement, upon completion of the research and designation by the research steering committee of one or more DCs, KKC has the right to execute one or more separate collaborative agreements relating to the development and commercialization of one or both DCs in certain specified territories.

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
We have no material future obligations under the 2019 KKC Agreement and recorded no revenue under the 2019 KKC Agreement during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, we recognized $0.9 million and $3.7 million, respectively, as collaborative development revenue under the 2019 KKC Agreement in the accompanying condensed statement of operations and comprehensive loss.
2017 KKC Agreement
In November 2017, we entered into an exclusive license agreement with KKC (the “2017 KKC Agreement”), under which we granted KKC an exclusive license to develop and commercialize certain NHE3 inhibitors including tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer. We retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those stated above. Pursuant to the 2017 KKC Agreement, KKC is responsible for all costs and expenses incurred in the development and commercialization of tenapanor for all licensed indications in Japan. We are responsible for supplying the tenapanor drug substance for KKC’s use in development and commercialization throughout the term of the 2017 KKC Agreement, provided that KKC may exercise an option to manufacture the tenapanor drug substance under certain conditions.
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
Under the terms of the 2017 KKC Agreement, KKC paid us an up-front license fee of $30.0 million. We may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $10.0 million has been received and recognized as revenue as of September 30, 2022. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $58.7 million at the currency exchange rate on September 30, 2022, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation, the future royalties and commercial milestone payments we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. The variable consideration related to the remaining milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2022. Please see Note 16 Subsequent Events related to the October 31, 2022 KKC submission of a NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis.

On April 11, 2022, we entered into a second amendment to the 2017 KKC Agreement (the "2022 Amendment"). Under the terms of the 2022 Amendment, we and KKC have agreed to a reduction in the royalty rate payable to us by KKC upon net sales of tenapanor in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation, the future commercial milestones and royalties we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, KKC has agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment due following KKC's filing with the Japanese Ministry of Health, Labour and Welfare of its application for marketing approval for tenapanor and the second payment due following KKC’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan. The variable consideration related to the reduction in the royalty rate has not been included in the transaction price as these were fully constrained at September 30, 2022.
During the three and nine months ended September 30, 2022 we recognized no licensing revenue related to the 2017 KKC Agreement. During the three and nine months ended September 30, 2021, we recognized zero and $5.0 million respectively, as licensing revenue upon the initiation of phase 3 clinical studies by KKC in Japan to evaluate tenapanor for hyperphosphatemia. During the three and nine months ended September 30, 2022, we recognized $83 thousand and $1.0 million, respectively, as product supply revenue related to the manufacturing supply of tenapanor and other materials to KKC pursuant to the 2017 KKC Agreement. During the three and nine months ended September 30, 2021, we recognized $0.3 million and $0.4 million, respectively, as product supply revenue pursuant to the 2017 KKC Agreement.
As detailed below under the heading Deferred revenue - non-current, we have received prepayments from KKC for the manufacturing of tenapanor drug substance that will be used to satisfy KKC needs.
Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”)
In December 2017, we entered into an exclusive license agreement with Fosun Pharma (the “Fosun Agreement”), for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and IBS-C. Under the terms of the Fosun Agreement, Fosun paid us a $12.0 million upfront license fee. We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $3.0 million has been received and recognized as revenue as of September 30, 2022, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2022.
During the three and nine months ended September 30, 2022, we recognized $9 thousand as product supply revenue pursuant to the terms of the Fosun Agreement. We recorded no revenue during the three and nine months ended September 30, 2021 related to the Fosun Agreement.
Knight Therapeutics, Inc. (“Knight“)
In March 2018, we entered into an exclusive license agreement with Knight (the “Knight Agreement”) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. Under the terms of the Knight Agreement, Knight paid us a $2.3 million upfront payment. We may also be eligible to receive approximately CAD22.2 million for development and commercialization milestones, or approximately $16.1 million at the currency exchange rate on September 30, 2022, of which $0.7 million has been received and recognized as revenue as of September 30, 2022. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at September 30, 2022.
During the three and nine months ended September 30, 2022, we recognized $9 thousand and $23 thousand, respectively, as licensing revenue under the terms of the Knight Agreement. During the three and nine months ended September 30, 2021, we recognized $2 thousand and $7 thousand respectively, under the terms of the Knight Agreement.

AstraZeneca AB (“AstraZeneca”)
In June 2015, we entered into a termination agreement with AstraZeneca (the “AstraZeneca Termination Agreement”) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a licensee of tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of September 30, 2022, to date in aggregate, we have recognized $12.4 million of the $75.0 million, which has been recorded as cost of revenue, and have paid AstraZeneca $11.6 million. During the three and nine months ended September 30, 2022 we recognized and recorded as cost of revenue $0.5 million and $0.8 million, respectively, related to the AstraZeneca Termination Agreement. During the three and nine months ended September 30, 2021 we recognized zero and $1.0 million, respectively, as cost of revenue related to the AstraZeneca Termination Agreement.
Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period. The September 30, 2022 deferred revenue balance is attributable entirely to the 2017 KKC Agreement, while the current September 30, 2021 deferred revenue balance is attributable to the 2019 KKC Agreement and the non-current September 30, 2021 deferred revenue balance is attributable to the 2017 KKC Agreement (in thousands):

Deferred revenue - current	2022	2021
Balance at January 1,	$—	$4,177
Increases due to amounts reclassified from non-current, to be recognized in the next twelve months	3,961
Increases to amounts invoiced, for which cash has not yet been received	42	—
Decreases due to revenue recognized in the period for which cash has been received	—	(3,650)
Balance at September 30,	$4,003	$527

Deferred revenue - non-current	2022	2021
Balance at January 1,	$4,727	$—
Increases due to cash received during the period	7,694	2,947
Increases to amounts invoiced, for which cash has not yet been received	100	—
Decreases due to amounts reclassified as current, to be recognized in the next twelve months	(3,961)	—
Balance at September 30,	$8,560	$2,947

NOTE 7. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES

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

We received the $10.0 million upfront payment from HCR during June 2022 and recorded it as a deferred royalty obligation related to the sale of future royalties (the "deferred royalty obligation") on our condensed balance sheet. Due to our ongoing manufacturing obligations under the 2017 KKC Agreement, we account for the proceeds as imputed debt and therefore will recognize royalties received under the arrangement as non-cash royalty revenue. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from KKC. As part of the sale, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, are being amortized to non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. As future royalties are remitted to us by KKC, and subsequently from us to HCR, the balance of the deferred royalty obligation will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from KKC, most of which are not within our control. We will periodically assess the estimated royalty payments from KKC and, to the extent that the amount or timing of such payments is materially different than our original estimates, we will prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of September 30, 2022, our effective interest rate used to amortize the liability is 34.4%.

During the three and nine months ended September 30, 2022, we recognized approximately $0.8 million of non-cash interest expense for the amortization of the deferred royalty obligation. As of September 30, 2022, we have received no royalty payments from KKC and, therefore, the deferred royalty obligation has not begun to be reduced.

NOTE 8. BORROWING

Solar Capital and Western Alliance Bank Loan Agreement

On May 16, 2018, we entered into a loan and security agreement (as amended on October 9, 2020, March 1, 2021, May 5, 2021, and July 29, 2021) (the "2018 Loan Agreement") with Solar Capital Ltd. and Western Alliance Bank (collectively the “2018 Lenders”). The 2018 Loan Agreement provided for a loan facility for up to $50.0 million with a maturity date of November 1, 2022 (the “2018 Loan”). As of the Closing Date for the 2022 Loan, as discussed below, we owed $25.0 million in principal payments from the 2018 Loan, which we repaid in full at that time.

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

In addition, the 2022 Loan Agreement contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the 2022 Term Loan, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Loan balance as a current liability as of September 30, 2022 due to the determination of the existence of substantial doubt about our ability to continue operating as a going concern discussed in Note 1. Organization and Basis of Presentation: Liquidity and our assessment that the material adverse change clause under the 2022 Loan Agreement is not within our control. The lenders have not invoked the material adverse change clause as of the date of issuance of these financial statements.

As of September 30, 2022, our future payment obligations related to the 2022 Loan, excluding interest payments and the 2022 final fee, are as follows (in thousands):

Total repayment obligations	$28,862
Less: Unamortized discount	(1,185)
Less: Unaccreted value of final fee	(1,136)
Long-term debt	26,541
Less: Current portion of long-term debt	(26,541)
Long-term debt, net of current portion	$—

NOTE 9.  DERIVATIVE LIABILITY
2018 Exit Fee
In May 2018, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash (the “2018 Exit Fee”) upon any change of control transaction in respect of the Company or if we obtain both (i) FDA approval of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis and (ii) FDA approval of tenapanor for the treatment of patients with IBS-C, which was obtained on September 12, 2019 when the FDA approved IBSRELA® (tenapanor), a 50 milligram, twice daily oral pill for the treatment of IBS-C in adults (the “2018 Exit Fee Agreement”). Notwithstanding the February 2022 prepayment of the 2018 Loan our obligation to pay the 2018 Exit Fee will expire on May 16, 2028. We concluded that the 2018 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2018 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets. As of both September 30, 2022 and December 31, 2021, the estimated fair value of the 2018 Exit Fee was $0.7 million.
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
2022 Exit Fee
On February 23, 2022, in connection with entering into the 2022 Loan Agreement, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (the “2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis (the "Revenue Milestone"), tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets. As of September 30, 2022, the estimated fair value of the 2022 Exit Fee is $0.4 million.
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

Changes in the fair value of our exit fee derivative liabilities recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our statements of operations and were as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	2022	2021
Balance at January 1,	$698	$1,376
2022 Exit Fee addition at fair value	375	—
Changes in estimated fair value:
2018 Exit Fee	$(4)	$(696)
2022 Exit Fee	$58	$—
Balance at September 30,	$1,127	$680
NOTE 10. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
The following table provides additional details of our facility leases presented in our condensed balance sheets (dollars in thousands):

Facilities	September 30, 2022	December 31, 2021
Right-of-use assets	$10,182	$12,752

Current portion of lease liabilities	3,791	3,492
Operating lease liability, net of current portion	6,878	9,748
Total	$10,669	$13,240

Weighted-average remaining life (years)	2.7	3.4
Weighted-average discount rate	6.8%	6.9%
Lease costs, which are included in operating expenses in our statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$1,064	$1,096	$3,192	$2,606
Cash paid for operating lease	$1,072	$829	$3,194	$2,383

The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of September 30, 2022 (in thousands):

Remainder of 2022	$1,097
2023	4,440
2024	4,589
2025	1,321
2026	253
Total undiscounted operating lease payments	11,700
Imputed interest expenses	(1,031)
Total operating lease liabilities	10,669
Less: Current portion of operating lease liability	(3,791)
Operating lease liability, net of current portion	$6,878
NOTE 11. STOCKHOLDERS’ EQUITY
At the Market Offerings Agreement
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 ("Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at the market offerings” (the "2020 Open Market Sales Agreement"). As of December 31, 2021, we had sold 23.3 million shares and received the maximum gross proceeds of $100.0 million pursuant to the 2020 Open Market Sales Agreement.
In August 2021, we filed an additional prospectus supplement under the Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are not required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. During the three months ended September 30, 2022 we sold 32.6 million shares and received gross proceeds of $35.1 million at a weighted average sales price of approximately $1.08 per share under the 2021 Open Market Sales Agreement. During the nine months ended September 30, 2022 we sold 53.1 million shares and received gross proceeds of $54.0 million at a weighted average sales price of approximately $1.02 per share under the 2021 Open Market Sales Agreement. As of September 30, 2022, we have sold a total of 68.8 million shares and received aggregate gross proceeds of $79.0 million under the 2021 Open Market Sales Agreement.

NOTE 12. EQUITY INCENTIVE PLANS
Stock-Based Compensation
Stock-based compensation expense recognized for stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and our employee stock purchase program (the "ESPP") are recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$1,373	$1,532	$6,102	$5,659
Research and development	461	730	2,557	2,909
Total	$1,834	$2,262	$8,659	$8,568
As of September 30, 2022, the balance of inventory included in our condensed balance sheet includes $0.2 million stock-based compensation. During the three and nine months ending September 30, 2022, the amount of stock-based compensation released from inventory into cost of revenue was not material.
As of September 30, 2022, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock option grants	$11,082	2.6
RSU grants	$3,030	3.0
ESPP	$34	0.4
Stock Options
A summary of our stock option activity and related information for the nine months ended September 30, 2022 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2021	10,417	$7.00
Options granted	4,877	$0.88
Options exercised	—	$—
Options forfeited or canceled	(1,454)	$6.39
Balance at September 30, 2022	13,840	$4.91
Exercisable at September 30, 2022	7,801	$6.55

Restricted Stock Units
A summary of our RSUs activity and related information for the nine months ended September 30, 2022 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2021	3,529	$2.04
Granted	2,012	$0.81
Vested	(3,803)	$1.29
Forfeited	(306)	$2.25
Non-vested restricted stock units at September 30, 2022	1,432	$2.25
Employee Stock Purchase Plan
During the nine months ended September 30, 2022, we sold approximately 0.3 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $0.63 per share resulting in proceeds to us of approximately $0.2 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the nine months ended September 30, 2022, we issued 0.7 million shares of our common stock to members of the board of directors in accordance with the program.
NOTE 13. RESTRUCTURING
During 2021, we implemented restructuring plans in August 2021 and October 2021 following the receipt of a Complete Response Letter (“CRL”) from the U.S. FDA relating to our new drug application (“NDA”) for XPHOZAH® (tenapanor) and following the conclusion of an End of Review Type A meeting with the FDA, respectively. Both restructuring plans were substantially completed in December 2021 and most of the cash payments related to the reduction in workforce were disbursed prior to December 31, 2021.
Impacted employees were eligible to receive severance benefits and additional Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a separation agreement, which included a general release of claims against us. In connection with restructuring, we incurred restructuring charges of $3.6 million during the three and nine months ended September 30, 2021 related to one-time termination notice and severance payments and other employee-related costs. We incurred no restructuring charges during the three and nine months ended September 30, 2022. We did not incur any significant contract termination costs pursuant to restructuring. Of the charges recognized as of September 30, 2021, $1.2 million was recorded in research and development expenses and $2.4 million was recorded in general and administrative expense in the accompanying statements of operations and comprehensive loss.
NOTE 14. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the nine months ended September 30, 2022 and 2021, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021
Net loss	$(22,893)	$(43,587)	$(77,902)	$(121,931)
Denominator:
Weighted average common shares outstanding - basic and diluted	165,105	104,145	147,320	100,480
Net loss per share - basic and diluted	$(0.14)	$(0.42)	$(0.53)	$(1.21)
For the periods presented, all common stock equivalents are excluded from the computation of diluted loss per share, as the result would be anti-dilutive, including the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	13,882	11,962	13,410	12,127
Restricted stock units	1,542	983	3,145	999
ESPP shares issuable	180	273	169	241
Total	15,604	13,218	16,724	13,367
NOTE 15. CONTINGENCIES

On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the “Securities Class Actions”). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between August 6, 2020, and July 19, 2021. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 29, 2022. Defendant’s motion to dismiss the amended complaint is due December 2, 2022. A hearing on the anticipated motion to dismiss has not yet been scheduled. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC. The complaints allege violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, and seek contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the anticipated motion(s) to dismiss in the Securities Class Actions. On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris action and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2022, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of September 30, 2022.

NOTE 16.  SUBSEQUENT EVENTS
On October 31, 2022, we announced that our collaboration partner, KKC, submitted a New Drug Application to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. This submission triggers KKC's obligation to make an aggregate of $35.0 million to us in milestone payments and payments under the 2022 Amendment. In accordance with the terms of the 2022 Amendment, we expect to receive these payments during the fourth quarter of 2022.
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

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We realized our first product sales of IBSRELA® (tenapanor) in March 2022. As of September 30, 2022, we had an accumulated deficit of $790.8 million.

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

Our Product Pipeline

Development Candidate XPHOZAH for The Control of Serum Phosphorus in Adult Patients with CKD on Dialysis

XPHOZAH is a first-in-class medicine being developed for the control of serum phosphorus in adult patients with CKD on dialysis. XPHOZAH has a unique mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. If approved, XPHOZAH would be the first therapy for phosphate management that blocks phosphorus absorption at the primary site of uptake. XPHOZAH is not a phosphate binder.

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

On April 25, 2022, we announced that OND had provided an interim response to our second level of appeal of the CRL. The OND noted that additional input from the Cardiovascular and Renal Drug Advisory Committee (“Advisory Committee”) in general, and specifically, from experts, including expert clinicians, would be valuable in further considering the clinical meaningfulness of the phosphate lowering effect observed in our phase 3 clinical program for XPHOZAH. Accordingly, the OND directed the Division of Cardiology and Nephrology to convene the Advisory Committee, and indicated that a response to our appeal could be expected within thirty calendar days after the conclusion of the Advisory Committee meeting. The Advisory Committee is scheduled for November 16, 2022. There can be no assurances that the response from the Advisory Committee will be positive, or if the outcome of the Advisory Committee is positive, that approval of our NDA will ultimately be granted by the FDA.

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

Knight has exclusive rights for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million upfront payment. We may also be eligible to receive approximately CAD22.2 million for development and commercialization milestones, or approximately $16.1 million at the currency exchange rate on September 30, 2022, of which $0.7 million has been received and recognized as revenue as of September 30, 2022. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at September 30, 2022.

KKC has exclusive rights for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the agreement with KKC, we received a $30.0 million upfront payment from KKC, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $10.0 million has been received and recognized as revenue as of September 30, 2022. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $58.7 million at the currency exchange rate on September 30, 2022, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation, the future royalties and commercial milestone payments we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement.
On April 11, 2022, we entered into a second amendment to the 2017 KKC Agreement (the "2022 Amendment"). Under the terms of the 2022 Amendment, we and KKC agreed to a reduction in the royalty rate payable to us by KKC upon net sales of tenapanor in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation, the future royalties we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, KKC has agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment due following KKC's filing with the Japanese Ministry of Health, Labour and Welfare of its application for marketing approval for tenapanor and the second payment due following KKC’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan.
Fosun Pharma has exclusive rights for the development and commercialization of tenapanor in China for both hyperphosphatemia and IBS-C. Under the terms of the Fosun Agreement, Fosun paid us a $12.0 million upfront license fee. We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $3.0 million has been received and recognized as revenue as of September 30, 2022, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.

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
During the nine months ended September 30, 2022, we adopted the following critical accounting policies and significant judgements and estimates:
Product Sales, Net
We account for our commercial product sales, net in accordance with Topic 606 - Revenue from Contracts with Customers. We received approval from the FDA in September 2019 to market IBSRELA, the first and only NHE3 inhibitor for the treatment of IBS-C in adults, in the United States ("U.S."). We began selling IBSRELA in the U.S. in March 2022. We distribute IBSRELA principally through major wholesalers, specialty pharmacies and group purchasing organizations ("GPOs") (collectively, our "Customers"). Our Customers subsequently sell IBSRELA to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

Reserves for Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration, including discounts which may be settled in the form of off-invoice discounts, chargebacks, or rebates depending on the customer, wholesaler fees, group purchasing organization administrative fees, patient copay assistance programs, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of gross accounts receivable settlement is expected to occur through a reduction in the amounts paid by our customers or a current liability if settlement is expected to occur through a payment from us. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our historical experience, current contractual and statutory requirements, specific known market events and trends. Overall, these reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more historical experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the IBSRELA product launch.
Rebates: Rebates include wholesaler fees, GPO fees, as well as mandated discounts under the Medicaid Drug Rebate Program ("Medicaid") and the Medicare Coverage Gap Program ("Medicare"). Estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the condensed balance sheets. We estimate our Medicaid and Medicare rebates based upon the estimated payor mix, and statutory discount rates. Our estimates for payor mix are guided by payor information received from specialty pharmacies, expected utilization for wholesaler sales to pharmacies, and available industry payor information.
Chargebacks: Chargebacks are discounts that occur when certain contracted purchasers purchase directly from our wholesalers at a discounted price. The wholesaler, in turn, charges back the difference between the price initially paid to us by the wholesaler and the discounted price paid to the wholesaler by the contracted purchaser. Amounts for estimated chargebacks are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for wholesaler chargebacks is estimated based on known chargeback rates, known sales to wholesalers, and estimated purchases by types of contracted purchasers.
Discounts and Fees: Our payment terms are generally 30 to 60 days. Wholesalers, GPOs and specialty pharmacies are offered various forms of consideration, including off-invoice discounts which may be paid to GPOs and specialty pharmacies. Wholesalers and GPOs may also receive prompt pay discounts for payment within a specified period. We expect discounts to be earned when offered and therefore, we deduct the full amount of these discounts from product sales when revenue is recognized, resulting in a reduction of product revenue and accounts receivable.
Other Reserves: Patients who have commercial insurance may receive copay assistance when product is dispensed by pharmacies to patients. We estimate the amount of copay assistance provided to eligible patients based on the terms of the program and redemption information provided by third-party claims processing organizations and are recorded in accounts payable and accrued expenses and other current liabilities on the condensed balance sheets. Other reserves include estimated product returns which are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue as well as gross accounts receivable. We estimate our product returns reserve based upon our historical experience, and specific known market events and trends
Non-cash Interest Expense on Deferred Royalty Obligation
The net proceeds we receive from the sale of certain future royalties is recorded as deferred royalty obligation related to the sale of future royalties on our condensed balance sheets. As we earn royalties and remit those royalties pursuant to the agreement, the balance of the deferred royalty obligation will be effectively repaid over the life of agreement and non-cash interest expense related to the sale of future royalties is recorded using the effective interest method. To determine the amortization of our deferred royalty obligation, we are required to estimate the total amount of future royalty payments we expect to earn. There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within our control. We periodically assess the amount of royalty payments we expect to receive which are subject to the agreement and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation.

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
Cost of Revenue
Cost of revenue consists of the cost of commercial goods sold to Customers, collaboration partners under product supply agreements, and royalty expense based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the three and nine months ended September 30, 2022 were expensed prior to the fourth quarter of 2021, when our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. We believe our cost of revenue for the three and nine months ended September 30, 2022 would have been $0.2 million and $1.2 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of September 30, 2022, we had approximately $28.8 million of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of revenue sold in future periods when sales of IBSRELA are recognized as revenue.
Cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (the "AZ Termination Agreement") is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $12.4 million as cost of revenue under the AZ Termination Agreement.
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
Selling, General and Administrative
Selling, general and administrative expenses relate to sales and marketing, finance, human resources, legal and other administrative activities, including information technology investments. Selling, general and administrative expenses consist primarily of personnel costs, facilities costs not otherwise allocated to research and development, outside marketing, advertising and legal expenses and other general and administrative costs.
Interest Expense
Interest expense represents the interest paid on our loan payable.

Non-cash interest expense related to the sale of future royalties
Non-cash interest expense related to the sale of future royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future royalties using the effective interest method. As further described in Note 7. Deferred Royalty Obligation, in June 2022, we and HealthCare Royalty Partners IV, L.P. (“HCR”) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (the “HCR Agreement”). Under the terms of the HCR Agreement, HCR has agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the “Royalty Interest Payments”) that we may receive under our 2017 License Agreement with KKC based upon KKC's net sales of tenapanor in Japan. As part of the HCR Agreement, we received a $10.0 million upfront payment from HCR in June 2022 and recorded it as a deferred royalty obligation on our condensed balance sheet. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from KKC.
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
Comparison of the three and nine months ended September 30, 2022 and 2021
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Product sales, net	$4,885	$—	$4,885	(a)	$6,899	$—	$6,899	(a)
Product supply revenue	92	285	(193)	(67.7)%	1,058	411	647	157%
Licensing revenue	9	2	7	350%	23	5,007	(4,984)	(100)%
Collaborative development revenue	—	886	(886)	(100)%	—	3,650	(3,650)	(100)%
Total revenues	$4,986	$1,173	$3,813	325%	$7,980	$9,068	$(1,088)	(12)%
(a) There were no product sales during the prior year period.
The increase to total revenues during the three months ended September 30, 2022 is primarily attributable to $4.9 million of net product sales for IBSRELA to our Customers in connection with the commercial launch of IBSRELA. Partially offsetting this increase was the full recognition of upfront payments associated with the 2019 KKC Agreement through the end of 2021.
The decrease to total revenues during the nine months ended September 30, 2022 is primarily attributable to a $5.0 million development milestone that was earned during the prior year that did not recur during the current year, as well as the full recognition of upfront payments associated with the 2019 KKC Agreement through the end of 2021, for which there was no comparable revenue during the nine months ended September 30, 2022. Partially offsetting these decreases is recognition of $6.9 million of net product sales for sales of IBSRELA to our Customers in connection with the commercial launch of IBSRELA.
Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$732	$—	$732	(a)	$955	$1,000	$(45)	(5)%
Research and development	7,467	23,695	(16,228)	(68)%	26,059	70,172	(44,113)	(63)%
Selling, general and administrative	18,667	19,714	(1,047)	(5)%	56,868	56,969	(101)	—%
Total operating expenses	$26,866	$43,409	$(16,543)	(38)%	$83,882	$128,141	$(44,259)	(35)%
(a) There were no product sales during the prior year period.

Cost of Revenue
The fluctuations in cost of revenue for the three and nine months ended September 30, 2022 are primarily attributable to payments due to AstraZeneca under the AZ Termination Agreement related to the commercial sales of IBSRELA during the three and nine months ended September 30, 2022 and a development milestone we earned during the nine months ended September 30, 2021. In addition, during the three and nine months ended September 30, 2022, we incurred cost of revenue from sales of IBSRELA to our Customers in connection with the commercial launch of IBSRELA.

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
External R&D expenses	$2,693	$15,310	$(12,617)	(82)%	$10,240	$44,316	$(34,076)	(77)%
Employee-related expenses	3,462	6,702	(3,240)	(48)%	11,214	20,434	(9,220)	(45)%
Facilities, equipment and depreciation expenses	611	1,518	(907)	(60)%	2,441	4,240	(1,799)	(42)%
Other	701	165	536	325%	2,164	1,182	982	83%
Total research and development expenses	$7,467	$23,695	$(16,228)	(68)%	$26,059	$70,172	$(44,113)	(63)%

The decrease in our external R&D expenses for the three months ended September 30, 2022 is primarily the result of lower clinical study costs as a result of the completion of the OPTIMIZE study, lower tenapanor manufacturing expense as we have begun to capitalize costs associated with the production of IBSRELA to inventory, and lower expenses for research following the significant reduction in the research function in the fourth quarter of 2021. The decrease in our employee-related expenses for the three and six months ended September 30, 2022 is due to lower compensation and benefits expenses for our research and development workforce following restructuring actions in 2021.
Selling, General and Administrative

The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2022 is primarily due to a reduction in ongoing and one-time costs as a result of the restructuring action carried out during the third quarter of 2021, offset by increased costs associated with the commercial launch of IBSRELA during 2022. The changes consisted of headcount and related personnel costs and external spending for disease awareness initiatives, commercial infrastructure and strategy.
Interest Expense
Below is a summary of our interest expense (dollars in thousands):

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Interest expense	$(886)	$(1,216)	$330	(27)%	$(2,409)	$(3,518)	$1,109	(32)%
The fluctuation in interest expense for the three and nine months ended September 30, 2022 was due to higher principal outstanding on our loan payable in 2021 prior to principal repayments under our 2018 Loan commencing during the fourth quarter of 2021. We repaid the remaining principal balance of the 2018 Loan in the amount of $25.0 million and entered into the new 2022 Loan in the amount of $27.5 million in February 2022.

Non-Cash Interest Expense Related to the Sale of Future Royalties
Below is a summary of our interest expense (dollars in thousands):

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Non-cash interest expense related to the sale of future royalties	$(831)	$—	$(831)	(a)	$(841)	$—	$(841)	(a)
(a) There was no non-cash interest expense related to the sales of future royalties during the prior year period.
Non-cash interest expense related to the sales of future royalties or the three and nine months ended September 30, 2022 was due to the recognized amortization of the deferred royalty obligation that we recorded following the receipt of the $10.0 million upfront payment from HCR during June 2022.
Other Income (Expense), net
Below is a summary of our other income (expense), net (dollars in thousands):

	Three Months Ended September 30,		Change 2022 vs. 2021		Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Other income (expense), net	$704	$(134)	$838	(625)%	$1,258	$664	$594	89%
The increase in other income (expense), net for the three months ended September 30, 2022 is primarily due to unrealized gains on foreign currency. The increase in other income (expense), net for the nine months ended September 30, 2022 is primarily due to revaluation of our 2018 Exit Fee during the three months ended June 30, 2021 following the receipt of the CRL from the FDA. Also contributing to the fluctuations during the three and nine month periods are sales of certain lab equipment and supplies for a net gain of $1.5 million during the nine months ended September 30, 2022.
Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and investments (dollars in thousands):

	September 30, 2022	December 31, 2021	Change $	Change %
Cash and cash equivalents	$61,628	$72,428	$(10,800)	(15)%
Short-term investments	28,995	44,261	(15,266)	(34)%
Total liquid funds	$90,623	$116,689	$(26,066)	(22)%
As of September 30, 2022, we had cash, cash equivalents and investments totaling $90.6 million compared to $116.7 million as of December 31, 2021. We have incurred operating losses since inception and our accumulated deficit as of September 30, 2022 is $790.8 million. Our current level of cash and investments alone is not sufficient to meet our plans for the next twelve months following the filing of these financial statements on November 3, 2022. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these financial statements. We plan to address our operating cash flow requirements with our current cash and investments, cash generated from the product launch of IBSRELA, our potential receipt of anticipated milestone payments from our collaboration partners, our potential receipt of anticipated payments from KKC under the 2022 Amendment, our ability to access the capital markets, and execute asset monetization strategies, as well as through the implementation of cash preservation activities to reduce or defer discretionary spending.

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
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 ("Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at the market offerings” (the "2020 Open Market Sales Agreement"). As of December 31, 2021, we had sold 23.3 million shares and received the maximum gross proceeds of $100.0 million pursuant to the 2020 Open Market Sales Agreement.
In August 2021, we filed an additional prospectus supplement under the Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are not required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. During the three months ended September 30, 2022 we sold 32.6 million shares and received gross proceeds of $35.1 million at a weighted average sales price of approximately $1.08 per share under the 2021 Open Market Sales Agreement. During the nine months ended September 30, 2022 we sold 53.1 million shares and received gross proceeds of $54.0 million at a weighted average sales price of approximately $1.02 per share under the 2021 Open Market Sales Agreement. As of September 30, 2022, we have sold a total of 68.8 million shares and received aggregate gross proceeds of $79.0 million under the 2021 Open Market Sales Agreement.
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

As discussed in Note 16. Subsequent Events, on October 31, 2022, we announced that our collaboration partner, KKC, submitted a New Drug Application to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. This submission triggers the obligation to make an aggregate of $35.0 million to us in milestone payments and payments under the 2022 Amendment. In accordance with the terms of the 2022 Amendment, we expect to receive these payments during the fourth quarter of 2022.
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
•whether we are successful in our efforts under the FDR process, including the Advisory Committee meeting scheduled for November 16, 2022, and whether we are ultimately able to secure approval for our NDA for XPHOZAH, or to reach resolution with the FDA regarding a path to address the deficiencies in the NDA noted in the CRL, and the time and cost associated with such path;
•the availability of adequate third-party reimbursement for IBSRELA and, if approved, the sales price and the availability of adequate third-party reimbursement for XPHOZAH;
•the manufacturing, selling and marketing costs of IBSRELA and, if approved, XPHOZAH;
•our ability to maintain our existing collaboration partnerships and to establish additional collaboration partnerships, in-license/out-license, joint ventures or other similar arrangements and the financial terms of such agreements;
•the timing, receipt and amount of any milestones that may be received from our collaboration partners in connection with tenapanor, if any;
•the timing, receipt and amount of revenue, if any, that may be received from KKC in connection with the 2022 Amendment;
•the timing, receipt, and amount of sales of, or royalties we may receive as a result of sales of tenapanor by our collaboration partners in China and Canada, if any;
•the cash requirements for the development of product candidates, including RDX013 and RDX020;
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

CASH FLOW ACTIVITIES
The following table summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	$	%
Net cash used in operating activities	$(84,328)	$(113,082)	$28,754	(25)%
Net cash provided by investing activities	16,974	28,852	(11,878)	(41)%
Net cash provided by financing activities	56,554	68,486	(11,932)	(17)%
Net decrease in cash and cash equivalents	$(10,800)	$(15,744)	$4,944	(31)%
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2022 decreased by $28.8 million primarily as a result of decreased spending on research and development expenses during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Partially offsetting the net loss improvement were changes to our operating assets and liabilities related to expenditures for commercial manufacturing and inventory for the production of IBSRELA.
Cash Flows from Investing Activities
Net cash provided by investing activities decreased by $11.9 million due to the timing of our investment maturities and purchases, as well as $1.8 million proceeds from sale of laboratory equipment and supplies during the nine months ended September 30, 2022.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased by $11.9 million primarily due to net proceeds from issuance of our common stock pursuant to the at the market offerings of $67.2 million during the nine months ended September 30, 2021 compared to $52.8 million during the nine months ended September 30, 2022. In addition, during the nine months ended September 30, 2022, we received net proceeds of $27.0 million pursuant to the 2022 Loan Agreement, $9.6 million in proceeds for the sale of certain future royalties, and repaid $33.0 million, net of settlement costs, to repay the 2018 Loan.
Off-Balance Sheet Arrangements
As of September 30, 2022 and 2021, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as promulgated by the SEC.
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
As of September 30, 2022, we had cash, cash equivalents and investments of $90.6 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, and asset-backed securities collateralized by non-mortgage consumer receivables. The credit rating of our investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.

We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the 2022 Loan bear interest at a floating per annum rate equal to 7.95% plus the greater of (i) one tenth percent (0.10%) and (ii) the one-month rate published by the Intercontinental Exchange Benchmark Administration Ltd ("ICE") or its successor. A hypothetical increase in one-month ICE of 100 basis points above the current one-month ICE rates would have increased our interest expense by approximately $0.2 million for the three and nine months ended September 30, 2022. As of September 30, 2022, we had an aggregate principal amount of $27.5 million outstanding pursuant to our 2022 Loan Agreement.
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
As of September 30, 2022, we had no open forward foreign currency exchange contracts.
ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2022, we implemented certain internal controls in connection with our product launch. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the “Securities Class Actions”). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between August 6, 2020, and July 19, 2021. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 29, 2022. Defendant’s motion to dismiss the amended complaint is due December 2, 2022. A hearing on the anticipated motion to dismiss has not yet been scheduled. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC. The complaints allege violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, and seek contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the anticipated motion(s) to dismiss in the Securities Class Actions. On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris action and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2022, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of September 30, 2022.
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
Risks Related to our Financial Condition and Capital Requirements

We have incurred significant losses since our inception and will incur losses in the future, which makes it difficult for us to assess our future viability; although our financial statements have been prepared on a going concern basis, our current level of cash and investments alone is not sufficient to meet our operating plans for the next twelve months, raising substantial doubt regarding our ability to continue as a going concern.

We recently commenced the commercialization of our first product, IBSRELA® (tenapanor) for the treatment of irritable bowel syndrome with constipation (“IBS-C”), and have generated limited revenue from product sales to date.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and other expenses related to our ongoing operations. As of September 30, 2022, we had an accumulated deficit of $790.8 million.

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

We will require substantial additional financing for the foreseeable future as we invest in the commercialization of IBSRELA and prepare for and participate in a Cardiovascular and Renal Drugs Advisory Committee (“Advisory Committee”) meeting scheduled for November 16, 2022, in connection with the formal dispute resolution ("FDR") process commenced in response to the Complete Response Letter (“CRL”) received from the U.S. Food and Drug Administration (“FDA”) relating to our New Drug Application (“NDA”) for tenapanor for the Hyperphosphatemia Indication. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or delay, limit, reduce or terminate our efforts to seek and obtain approval for tenapanor for the Hyperphosphatemia Indication or, if approved, the commercialization of XPHOZAH.

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
•whether we are successful in our efforts under the FDR process, including the Advisory Committee meeting scheduled for November 16, 2022, and whether we are ultimately able to secure approval for our NDA for tenapanor for the Hyperphosphatemia Indication, or to reach resolution with the FDA regarding a path to address the deficiencies in the NDA noted in the CRL, and the time and cost associated with such path;
•the availability of adequate third-party reimbursement for IBSRELA and, if approved, the sales price and the availability of adequate third-party reimbursement for XPHOZAH;
•the manufacturing, selling and marketing costs associated with IBSRELA and, if approved, XPHOZAH;
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
•the timing, receipt, and amount of royalties we may receive as a result of sales of tenapanor by our collaboration partners in China and Canada, if any;
•the cash requirements for the development of product candidates, including RDX013 and RDX020;
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
Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to limit or reduce our commercialization of IBSRELA, or delay, limit, reduce or terminate our efforts to secure approval for XPHOZAH for the Hyperphosphatemia Indication or, if approved, the commercialization of XPOZAH, or delay or limit additional clinical trials for tenapanor. Additionally, our inability to access capital on a timely basis and on terms that are acceptable to us may force us to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of IBSRELA or the development and commercialization of XPHOZAH, if approved, through the use of alternative structures.

Our failure to meet the continued listing requirements of The Nasdaq Global Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Global Market ("Nasdaq") such as the minimum stockholders’ equity requirement or the minimum closing bid price requirement, Nasdaq may take steps to de-list our common stock. For example, on each of February 28, 2022 and May 23, 2022, we received a letter from Nasdaq indicating that Nasdaq had determined that we had failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Global Market maintain a minimum closing bid price of at least $1.00 per share (the “Listing Requirement”). On each of March 31, 2022 and September 19, 2022, we received a letter from Nasdaq, indicating that we had regained compliance with the Listing Requirement after the closing bid price for its common stock listed on Nasdaq equaled or exceeded $1.00 per share for ten (10) consecutive business days. There can be no assurances that we will continue to remain in compliance with the Listing Requirement. In the event that we are not able to comply with the Listing Requirement, there can be no assurances that we will be able to regain compliance with the Listing Requirement in the time frame that may be afforded us by Nasdaq. If we fail to regain compliance with this requirement, or any other of the continued listing requirements of The Nasdaq Global Market, Nasdaq may take steps to de-list our common stock.

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
Such a de-listing would likely have an adverse effect on the price of our common stock and would impair the ability of our stockholders to sell or purchase our common stock. We can provide no assurance that in the event of a delisting any action taken by us would allow our common stock to remain listed or to become listed again, stabilize the market price or improve the liquidity or trading volume of our common stock, prevent our common capitalization and stockholder’s equity from dropping below the Nasdaq minimum requirements, or prevent other future non-compliance with Nasdaq’s continued listing requirements.

We have generated limited revenue from product sales and may never be profitable.

We began selling IBSRELA in the U.S. in March 2022, and have generated limited revenue from product sales to date. We have no other products approved for sale and have received a CRL from the FDA for our NDA for tenapanor for the Hyperphosphatemia Indication and an Appeal Denied Letter (“ADL”) in response to our first level of appeal of the CRL to the FDA Office of Cardiology, Hematology, Endocrinology and Nephrology (“OCHEN”). Additionally, we have received an Interim Response (the “Interim Response”) to our second level of appeal to the Office of New Drugs (“OND”), Center for Drug Evaluation and Research (CDER), in which OND indicated that additional input from the Advisory Committee, in general, and specifically from experts, including clinicians would be valuable in further considering the clinical meaningfulness of the phosphate lowering effect observed in our phase 3 clinical program for tenapanor for the Hyperphosphatemia Indication. OND has directed the Division of Cardiology and Nephrology of OCHEN (the “Division”) to convene the Advisory Committee, and a the Advisory Committee meeting scheduled for November 16, 2022. There can be no assurances that the response from the Advisory Committee will be positive, or that approval of our NDA will ultimately be granted by the FDA. To date, we have generated limited product revenue from product sales of IBSRELA. There can be no assurances that we will be successful in increasing the amount of product revenue from sales of IBSRELA. There can be no assurances that we will generate sufficient product revenue from sales of IBSRELA and, if approved, XPHOZAH, to cover our expenses. Our ability to generate product revenue from sales or pursuant to milestone payments depends heavily on many factors, including but not limited to:

•our ability to successfully commercialize IBSRELA;
•obtaining market acceptance of IBSRELA as a viable treatment option for IBS-C;
•our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA by third-party payors;
•whether we are successful in our efforts during the Advisory Committee meeting and under the FDR process to secure approval for our NDA for tenapanor for the Hyperphosphatemia Indication, or whether we are otherwise able during the FDR to reach resolution with the FDA regarding a path to addressing the deficiencies in our NDA noted in the CRL, ADL and Interim Response and the time and cost associated with such path;
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

We began selling IBSRELA, our approved treatment for IBS-C in adults in the U.S. in March 2022. The overall commercial success of IBSRELA will depend on a number of factors, including the following:

•the ability of the third-party manufacturers we contract with to provide an adequate (in amount and quality) supply of product to support the market demand for IBSRELA;
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

We are pursuing regulatory approval for tenapanor for the Hyperphosphatemia Indication. There can be no assurances that we will be successful in obtaining such regulatory approval.

We are pursuing regulatory approval for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. To date, we have invested a significant amount of our efforts and financial resources in the research and development of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. On July 28, 2021, we received a CRL from the Division regarding our NDA for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis. According to the CRL, the FDA has determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and of unclear of clinical significance. In December 2021, we submitted a Formal Dispute Resolution Request (“FDRR”) in. The FDRR was focused on demonstrating that the data submitted in the NDA supported the clinical significance of the treatment effect of tenapanor. On February 4, 2022, we received an ADL from OCHEN. On February 18, 2022, we submitted an appeal of the ADL to the FDA’s Center for Drug Evaluation and Research, Office of New Drugs (“OND”), and on April 15, 2022, we received an Interim Response from OND. The Interim Response indicated that OND would direct the Division to convene the Advisory Committee to provide additional input for consideration by OND, and the Advisory Committee meeting has been scheduled for November 16, 2022. OND expects to provide a response to the FDR within thirty (30) days after the conclusion of the Advisory Committee meeting. There can be no assurances that the response from the Advisory Committee will be positive, or that approval of the NDA will ultimately be granted by the FDA.

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
•our ability to manage the commercialization of IBSRELA and XPHOZAH and the complex pricing and reimbursement negotiations that may arise with marketing products containing the same active ingredient at different doses for separate indications;
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

There is increased uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH for the Hyperphosphatemia Indication, which, if approved, will be marketed for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without injectable or intravenous equivalents in the bundled payment was initially delayed until January 1, 2014, and through several subsequent legislative actions was delayed until January 1, 2025. As a result, absent further legislation or regulation on this matter, beginning in 2025, oral ESRD-related drugs without injectable or intravenous equivalents may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on sales of XPHOZAH, if approved and commercialized, and on our business should XPHOZAH be brought into the bundle in 2025, or at any time, we may be unable to sell XPHOZAH for the Hyperphosphatemia Indication, if approved, to dialysis providers on a profitable basis.

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

On February 23, 2022, we entered into a loan and security agreement with SLR Investment Corp. (the “Lender”) pursuant to which the Lender agreed to provide us with a loan facility for up to $50.0 million with a maturity date of March 1, 2027, and on August 1, 2022, we entered into an amendment to the loan and security agreement (collectively, the “2022 Loan Agreement.”). The loan was funded in the amount of $27.5 million on February 23, 2022 and the remaining $22.5 million may be funded upon the satisfaction of both (i) receipt from the FDA of approval of the NDA for tenapanor for the Hyperphosphatemia Indication on or prior to March 31, 2023 and (ii) our achievement of certain product revenue milestone targets described in the 2022 Loan Agreement. Until we have repaid all funded indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

We are permitted to make interest only payments on the loan facility through March 2024, with principal repayments commencing on April 1, 2024, however, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lender to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to limit or reduce our commercialization activities for IBSRELA, or delay, limit, reduce or terminate our efforts to secure approval for XPHOZAH for the Hyperphosphatemia Indication or, if approved, the commercialization of XPOZAH. The Lender could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

Additionally, if we conduct additional clinical trials with RDX013 or any other product candidates, we could encounter delays in our future development if any clinical trials are suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus (“COVID-19”) pandemic or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, could disrupt our business. Economic and health conditions related to the COVID-19 pandemic in the United States and across most of the globe remain uncertain and continue to evolve. The continuing effects of the coronavirus pandemic may result in delays in the manufacture of tenapanor, or in the delivery of key intermediates or raw materials required to manufacture tenapanor or delays in clinical development activities by us, or our collaboration partners. Such effects could also materially and negatively impact our ability to successfully commercialize IBSRELA, and/or, if approved, XPHOZAH, or the ability of our collaboration partners to successfully commercialize such products, if approved for marketing and sale by the foreign regulatory authorities, including our ability, and that of our collaboration partners to educate physicians and patients about the benefits, administration and use of the product.

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
The full effects of the COVID-19 remain unknown. The extent to which the outbreak may continue to impact our business, including, our commercialization and manufacturing will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as access to physician offices for our commercial and medical teams, business closures, supply chain or business disruptions.

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

Our CMOs manufacture tenapanor API outside of the United States, and we may seek and obtain approval to commercialize IBSRELA and XPHOZAH outside of the United States, and as a result, a variety of risks associated with international operations could materially adversely affect our business.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which entered into force on May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

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

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Statements of Cash Flows for the three and nine months ended September 30, 2022 and 2021, and (iv) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: November 3, 2022	By:	/s/ Robert Felsch
Robert Felsch
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)