Form 10-K
period 2022-12-31
ARDELYX, INC.
filed 2023-03-02
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2022, based on the last reported sales price of the Registrant’s common stock on the Nasdaq Global Market of $0.59 per share was $89,227,062.
The number of shares of Registrant’s Common Stock outstanding as of February 28, 2023, was 206,492,664.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of December 31, 2022, the close of the Registrant’s 2022 fiscal year, are incorporated by reference into Part III of this Report.

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

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•our expectations regarding the timing of the resubmission of the new drug application (“NDA”) for XPHOZAH® (tenapanor) for the control of serum phosphorus in adult patients with chronic kidney disease patients (“CKD”) on dialysis to the U.S. Food and Drug Administration (“FDA”);
•our expectations regarding the development of a label for the commercialization of XPHOZAH and our belief regarding what indication may be included in such a label;
•our expectations regarding the potential for FDA approval for the NDA for XPHOZAH;
•our plans to address our operating cash flow requirements with our current cash and short-term investments, cash generated from the sales of IBSRELA®, and if approved, sales of XPHOZAH, the potential receipt of anticipated milestone payments from our collaboration partners, the potential receipt of anticipated payments from our Japanese collaboration partner under the second amendment to our License Agreement, with additional financing sources and through the implementation of cash preservation activities to reduce or defer discretionary spending;
•our plans with respect to RDX013 and RDX020;
•estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital; and
•other risks and uncertainties, including those under the caption “Risk Factors.”
We have based these forward-looking statements largely on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions, and these forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “ITEM 1A. RISK FACTORS” section and elsewhere in this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Annual Report on Form 10-K, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.

SUMMARY OF PRINCIPAL RISKS ASSOCIATED WITH OUR BUSINESS

The principal risks and uncertainties affecting our business include the following:

•We have incurred significant losses since our inception and will incur losses in the future, which makes it difficult for us to assess our future viability; although our financial statements have been prepared on a going concern basis, our current level of cash, cash equivalents and short-term investments alone is not sufficient to meet our operating plans for the next twelve months, raising substantial doubt regarding our ability to continue as a going concern.

•We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA, and prepare for and commercialize XPHOZAH in the U.S., if approved. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or, delay or limit the commercialization of XPHOZAH, if approved.

•We have generated limited revenue from product sales and may never be profitable.

•We are substantially dependent on the successful commercialization of IBSRELA, and there is no guarantee that we will achieve sufficient market acceptance for IBSRELA; secure adequate coverage and reimbursement for IBSRELA; or generate sufficient revenue from product sales of IBSRELA.

•We are pursuing regulatory approval for XPHOZAH. There can be no assurances that we will be successful in obtaining such regulatory approval.
•Even if we are successful in obtaining regulatory approval for XPHOZAH, there is no guarantee that we will achieve sufficient market acceptance for XPHOZAH; secure adequate coverage and reimbursement for XPHOZAH; or generate sufficient revenue from product sales of XPHOZAH.
•IBSRELA and/or, if approved and commercialized, XPHOZAH, may cause undesirable side effects or have other properties that could limit the commercial success of the product.
•Third-party payor coverage and reimbursement status of newly-commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and, if approved, for XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue.
•We rely completely on third parties to manufacture IBSRELA and XPHOZAH. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of IBSRELA and, if approved and commercialized, of XPHOZAH, and our future development efforts for tenapanor may be materially harmed.
•Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

NOTE REGARDING TRADEMARKS

ARDELYX®, IBSRELA®, and XPHOZAH® are trademarks of Ardelyx. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

ARDELYX, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2022

ITEM 1.    BUSINESS

Overview

We are a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative, first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent, and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a targeted, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (“IBS-C”). Tenapanor is in development for the control of serum phosphorus in adult patients with chronic kidney disease (“CKD”) on dialysis under the brand name XPHOZAH®. We also have a developmental stage asset, RDX013, for adult CKD and/or heart failure patients with hyperkalemia, or elevated serum potassium, and a discovery stage asset, RDX020, for adult CKD patients with metabolic acidosis, a serious electrolyte disorder.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We realized our first product sales of IBSRELA (tenapanor) in March 2022. As of December 31, 2022, we had an accumulated deficit of $780.1 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we invest in the commercialization of IBSRELA, seek to gain approval in the U.S. for XPHOZAH (tenapanor); prepare for and commercialize XPHOZAH in the U.S., if approved; and incur manufacturing and development cost for tenapanor. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, funds from our loan agreements with our lenders, as well as from sales of IBSRELA.
Our Commercial Product

IBSRELA for IBS-C

Our unique discovery platform and deep understanding of the primary mechanism of sodium transport in the intestine resulted in our discovery and development of IBSRELA, a first-in-class, U.S. Food and Drug Administration ("FDA") approved, sodium hydrogen exchange 3 ("NHE3") inhibitor for the treatment of IBS-C in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal ("GI") disorder characterized by both abdominal pain and altered bowel movements, and is estimated to affect 12 million people in the U.S. IBS-C is associated with significantly impaired quality of life, reduced productivity, and substantial economic burden.

We recognized our first sales of IBSRELA in the U.S. in March 2022. For our commercial launch of IBSRELA, we designed a market-responsive commercial strategy and built a commercial organization highly experienced in launching novel therapies into specialty areas. The dynamics of the IBS-C market reflected an established patient base, limited number of competitors all confined to a single mechanism of action, concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a favorable response to the IBSRELA product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on patients currently being managed for IBS-C by the approximately 9,000 high-writing healthcare providers that account for 50% of IBS-C prescriptions. Central to the go to market strategy for IBSRELA is a highly experienced specialty sales force, many with existing relationships across their GI target base, full company engagement, and innovative peer-to-peer and digital initiatives.

We expect competition for IBSRELA will come largely from the three prescription products indicated for IBS-C: Linzess (linaclotide), Amitiza (lubiprostone) and Trulance (plecanatide). Generic lubiprostone is also available in the U.S. Additionally, over-the-counter products, not indicated for IBS-C, are commonly used to treat the constipation component of IBS-C, alone and in combination with the IBS-C-indicated prescription therapies.

We have established commercial agreements with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. ("Fosun Pharma") in China and Knight Therapeutics, Inc. ("Knight") in Canada for IBSRELA for IBS-C. Knight is currently marketing IBSRELA in Canada.

Our Product Pipeline

Development Candidate XPHOZAH: A Potential New Approach for the Control of Serum Phosphorus in Adult Patients with CKD on Dialysis

XPHOZAH (tenapanor) is a first-in-class medicine being developed for the control of serum phosphorus, or hyperphosphatemia, in adult patients with CKD on dialysis. XPHOZAH has a unique mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. It is estimated that there are more than 550,000 adult patients with CKD on dialysis in the U.S., and approximately 80% of those patients are being treated with phosphate lowering therapies. Seventy-seven percent of patients treated with phosphate binders to treat hyperphosphatemia were unable to consistently maintain phosphorous levels <=5.5 mg/dL over a six-month period. If approved, XPHOZAH would be the first therapy for phosphate management that blocks phosphorus absorption at the primary site.

In June 2020, we submitted a new drug application (“NDA”) to the FDA for XPHOZAH. The NDA was supported by three Phase 3 trials involving more than 1,200 adult patients that evaluated the use of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, with two trials evaluating tenapanor as monotherapy and one trial evaluating tenapanor as part of a dual mechanism approach with phosphate binders. All three Phase 3 trials met their primary and key secondary endpoints.

On July 28, 2021, we received a Complete Response Letter ("CRL") from the FDA’s Division of Cardiology and Nephrology (“Division") regarding our NDA for XPHOZAH. In December 2021, we submitted a Formal Dispute Resolution Request ("FDRR") to the Office of Cardiology, Hematology, Endocrinology and Nephrology ("OCHEN"). At the request of the FDA's Office of New Drugs ("OND"), as part of our second level of appeal of the CRL, a Cardiovascular and Renal Drug Advisory Committee meeting on was held on November 16, 2022 with the committee voting that the benefits of XPHOZAH outweigh its risks nine to four as a monotherapy and ten to two, with one abstention, in combination with phosphate binder therapy. In December 2022, the OND granted our appeal of the CRL for the NDA for XPHOZAH and directed the Division to work with us to develop an appropriate label for the commercialization of XPHOZAH. We believe that a label could reflect an indication for patients whose hyperphosphatemia is insufficiently managed on binder therapy. On February 13, 2023, we participated in a Type A meeting with the Division where we discussed the resubmission of the NDA, and the information to be contained in the resubmitted NDA. We currently expect to resubmit the NDA for XPHOZAH early in the second quarter of 2023. Within thirty (30) days of resubmitting the NDA, we expect to receive notification from the Division as to the classification of the resubmission (Class 1 or Class 2) at which point the expected timing for review will also be known (2-months for a Class 1 and 6-months for a Class 2) as well as a goal review date. We currently believe that the FDA will act upon the XPHOZAH NDA in the second half of 2023, and, if approved, we expect to launch XPHOZAH in the second half of 2023.

We have established commercial agreements with Kyowa Kirin, Co. Ltd. ("KKC") in Japan, Fosun Pharma in China and Knight in Canada for tenapanor for hyperphosphatemia. In October 2022, KKC submitted an NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis.

Discovery and Developmental Assets

We have a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia, or elevated serum potassium. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking customary blood pressure medications known as renin-angiotensin-aldosterone system ("RAAS") inhibitors. RDX013 is a novel mechanism agent designed to target the underlying biological mechanisms of potassium secretion to lower elevated potassium. We have completed a Phase 2 dose ranging clinical trial evaluating the safety and efficacy of RDX013 for the treatment of hyperkalemia in CKD patients who are not on dialysis. While the results of the study demonstrated an acceptable safety and tolerability profile for RDX013 and supported proof of concept in its ability to lower serum potassium levels, with statistically significant reductions compared to placebo after eight days of treatment, the study did not meet its primary endpoint of significantly reducing serum potassium levels compared to placebo after four weeks of treatment.

We have a discovery program targeting the inhibition of bicarbonate exchange inhibitor for the treatment of metabolic acidosis, a highly prevalent comorbidity in CKD patients that is strongly correlated with disease progression and adverse outcomes. We have identified lead compounds that are potent, selective and proprietary inhibitors of bicarbonate secretion.

We do not currently expect to meaningfully advance either of these two assets until such time as we have determined our available resources can support additional activities after prioritization of the commercialization of IBSRELA and, if approved, XPHOZAH.

Our Commercial Strategy

We have developed a portfolio of novel products to address unmet medical needs across gastrointestinal and cardiorenal therapeutic areas and intend to commercialize our products in the U.S. We have established a high quality commercial organization highly experienced in bringing novel products to our customers, including patients, payors and healthcare providers. Our commercial capabilities, including marketing, access, patient services and sales are designed to support our commercialization of IBSRELA, and the commercialization of XPHOZAH, if approved. We have executed ex-U.S. collaborations with established industry leaders to efficiently bring XPHOZAH and IBSRELA to patients in specific territories outside of the U.S.

We continue to evaluate our strategy for the commercialization of IBSRELA and XPHOZAH in other ex-U.S. territories.
Collaboration Partners
We have exclusive rights to tenapanor in the U.S. and we have established agreements with KKC in Japan, Fosun Pharma in China and Knight in Canada for the development and commercialization of tenapanor for certain indications in their respective territories.

In March 2018, we entered into an exclusive license agreement with Knight (“Knight Agreement”) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million non-refundable, one-time payment in March 2018. We may also be eligible to receive approximately CAD 22.2 million for development and commercialization milestones, or approximately $16.3 million at the currency exchange rate on December 31, 2022, of which $0.7 million has been received and recognized as revenue as of December 31, 2022. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at December 31, 2022.

In November 2017, we entered into an exclusive license agreement with KKC (“2017 KKC Agreement”) for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the 2017 KKC Agreement, we received a $30.0 million upfront payment from KKC, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $20.0 million has been received and recognized as revenue as of December 31, 2022. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $64.6 million at the currency exchange rate on December 31, 2022, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement.
On April 11, 2022, we entered into a second amendment to the 2017 KKC Agreement ("2022 Amendment"). Under the terms of the 2022 Amendment, we and KKC agreed to a reduction in the royalty rate payable to us by KKC upon net sales of tenapanor in Japan. The royalty rate was reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, KKC agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment received in the fourth quarter of 2022 following KKC’s October 2022 filing with the Japanese Ministry of Health, Labour and Welfare of its application for marketing approval for tenapanor and the second payment due following KKC’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan.
In October 2022, we announced that KKC submitted a NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from KKC for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment.

In December 2017, we entered into an exclusive license agreement with Fosun Pharma (“Fosun Agreement”) for the development and commercialization of tenapanor in China for both hyperphosphatemia and IBS-C. Under the terms of the Fosun Agreement, Fosun paid us a $12.0 million upfront license fee. We may be entitled to receive development and commercialization milestones of up to $110.0 million, of which $3.0 million has been received and recognized as revenue as of December 31, 2022, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.

Corporate Restructurings
We implemented restructuring plans in August 2021 and October 2021 following the receipt of a CRL from the FDA relating to our NDA for XPHOZAH and following the conclusion of an End of Review Type A meeting with the FDA, respectively. Both restructuring plans were substantially completed in December 2021 and most of the cash payments related to the reduction in workforce were disbursed prior to December 31, 2021.
Impacted employees were eligible to receive severance benefits and additional Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a separation agreement, which included a general release of claims against us. In connection with restructuring, we incurred restructuring charges of $6.2 million, which were recorded during the twelve months ended December 31, 2021, related to one-time employee termination benefits, including severance payments and other employee-related costs. We did not incur any significant contract termination costs pursuant to restructuring. Of these charges, $2.7 million was recorded in research and development expenses and $3.5 million was recorded in general and administrative expense in the accompanying statements of operations and comprehensive loss. We incurred no restructuring charges during the twelve months ended December 31, 2022. We reported remaining estimated liabilities for the restructuring costs of zero and $0.5 million as accrued compensation and benefits in our Balance Sheet as of December 31, 2022 and 2021, respectively.
Corporate Financings
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 ("2020 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under an Open Market Sales Agreement with Jefferies LLC, as sales agent, deemed to be “at-the-market offerings” ("2020 Open Market Sales Agreement"). Pursuant to the 2020 Open Market Sales Agreement, Jefferies, as sales agent, received a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2020 Open Market Sales Agreement. We sold a cumulative total of 23.3 million shares and received the full gross proceeds of $100.0 million at a weighted average sales price of approximately $4.30 per share under the 2020 Open Market Sales Agreement.
In August 2021, we filed an additional prospectus supplement under the 2020 Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies ("2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are not required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of December 31, 2022, we have sold 79.8 million shares and received gross proceeds of $98.1 million at a weighted average sales price of approximately $1.23 per share under the 2021 Open Market Sales Agreement. During the period January 1, 2023 to January 12, 2023, we received additional gross proceeds of $20.0 million for the sale of an additional 7.7 million shares which were sold at a weighted average sales price of approximately $2.60 per share under the 2021 Open Market Sales Agreement. There have been no other sales under the 2021 Open Market Sales Agreement after December 31, 2022.

In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 ("2023 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at-the-market offerings” ("2023 Open Market Sales Agreement"). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. There have been no sales of our common stock under the 2023 Open Market Sales Agreement.
As of December 31, 2022, we had cash, cash equivalents and short-term investments totaling $123.9 million.
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
The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of our issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. If third parties prepare and file patent applications in the U.S. that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (“USPTO”) to determine priority of invention, which would result in substantial costs to us even if the eventual outcome is favorable to us.
The term of individual patents depends upon the legal term of the patents in countries in which they are obtained. In most countries, including the U.S., the patent term is generally 20 years from the earliest date of filing a non-provisional patent application in the applicable country. In the U.S., a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date.
In addition, in the U.S., the Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of a U.S. patent as partial compensation for the patent term lost during the FDA regulatory review process occurring while the patent is in force. A patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in the European Union and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.
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

Tenapanor Patents
Our tenapanor patent portfolio is wholly owned by us. This portfolio includes five issued U.S. patents, three issued patents in each of Israel and Mexico, two issued patents in each of European Patent Organization, Japan, Korea, and Hong Kong and one issued patent in each of the following territories: Australia, Brazil, India, and China. These issued patents cover the composition and certain methods of using tenapanor and are predicted, without extension or adjustment, to expire in December 2029. However, the term of U.S. patent no. 8,541,448 was extended under the Hatch-Waxman Act to August 1, 2033. The portfolio further includes patents covering the use of tenapanor for controlling serum phosphorus that have been issued in the U.S., Europe, Japan, China, Australia, Gulf Co-op countries, Hong Kong, Israel, Korea, Macao, Mexico, New Zealand, Russia, South Africa and Taiwan and are pending in other countries. These patents are predicted, without extension or adjustment, to expire in April 2034.
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
In the U.S., the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) and the FDA’s implementing regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the U.S.
The process required by the FDA before a drug may be marketed in the U.S. generally involves:
•completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, some performed in accordance with the FDA’s current Good Laboratory Practice (“GLP”) regulations;
•submission to the FDA of an Investigational New Drug (“IND”) application which must become effective before human clinical trials in the U.S. may begin;
•approval by an independent institutional review board, (“IRB”) or ethics committee at each clinical trial site before each trial may be initiated;

•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice ("GCP") regulations to establish the safety and efficacy of the drug candidate for each proposed indication;
•submission to the FDA of an NDA;
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
All clinical research performed in the U.S. in support of an NDA must be submitted in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with GCP and if the FDA is able to validate the data from the study through an onsite inspection, if necessary. GCP includes review and approval by an independent ethics committee, such as an IRB, and obtaining and documenting the freely given informed consent of each subject before study initiation. If the applicant seeks approval of an NDA solely on the basis of foreign data, the FDA will only accept such data if they are applicable to the U.S. population and U.S. medical practice, the studies have been performed by clinical investigators of recognized competence, and the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or through other appropriate means.
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

•Phase 3: Clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. Phase 3 clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.
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

Under the Prescription Drug User Fee Act, the FDA has a goal of responding to standard review NDAs for new molecular entities within ten months after the 60-day filing review period, or six months after the 60-day filing review period for priority review NDAs. For non-new molecular entities, the FDA has a goal of responding within ten months of receipt of standard review NDAs and six months of receipt for priority review NDAs. These timeframes are often extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, if deemed necessary, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) if it is determined that a REMS is necessary to ensure that the drug’s benefits outweigh its risks and a REMS to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-market programs. Once the FDA approves an NDA, or supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market.
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
The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term remuneration has been interpreted broadly to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act.

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.
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
Third-Party Coverage and Reimbursement
Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governments, including Medicare and Medicaid, and commercial managed care providers. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for our product candidates, if approved, will be made on a payor by payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our future sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
There is increased uncertainty related to insurance coverage and reimbursement for certain drugs, like XPHOZAH, which, if approved, will be marketed for the control of serum phosphorus in adult patients with CKD on dialysis. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the End Stage Renal Disease (“ESRD”) prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without injectable or intravenous equivalents in the bundled payment was initially delayed until January 1, 2014 and through several subsequent legislative actions was delayed until January 1, 2025. As a result, absent further legislation or regulation on this matter, beginning in 2025, oral ESRD-related drugs without injectable or intravenous equivalents may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on XPHOZAH and our business should XPHOZAH be brought into the bundle in 2025, or at any time, we may be unable to sell XPHOZAH, if approved, to dialysis providers on a profitable basis.
Healthcare Reform
In March 2010, Congress passed the Patient Protection and Affordable Care Act, a healthcare reform measure (“ACA”). The ACA was signed into law and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry.
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

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Additionally, individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

Government Price Reporting

Medicaid is a joint federal and state program for low-income and disabled beneficiaries. Medicare is a federal program covering individuals age 65 and over as well as those with certain disabilities. As a condition of having federal funds being made available for our covered drugs under Medicaid, we have enrolled in the Medicaid Drug Rebate Program (“MDRP”), which requires us to pay a rebate to state Medicaid programs for each unit of our covered drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) and the best price (“BP”) for each drug. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. Manufacturers who fail to provide information timely or are found to have knowingly submitted false information to the government may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program (“340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs.

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
Data Privacy and Security Laws
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. Further, certain foreign laws govern the privacy and security of personal data, including health-related data. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Other Regulations
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.
Impact of COVID-19

The global COVID-19 pandemic has impacted the operational decisions of companies worldwide. We have undertaken measures to protect our employees, partners, collaborators, and vendors, some of which impact our operations. To date, we have been able to continue our operations with our workforce, most of whom have the ability to work in company-provided offices or remotely, and our pre-existing infrastructure that supports secure access to our internal systems. For a discussion of risks of COVID-19 relating to our business, see “Part II: Other Information-Item 1A.- Risk Factors- Risks Related to Our Business- The ongoing effects of the COVID-19 pandemic, or any other outbreak of epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.” As of the date of issuance of this financial report, we are not aware of any specific event or circumstance that would require updates to our estimates and judgments or revisions to the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained.
Human Capital
The future success of our company depends on our ability to attract, retain, and further develop top talent. In preparation of our launch of IBSRELA in March 2022, we built an experienced commercial team and expanded our internal resources to support a commercial organization. Throughout this transition and expansion of our workforce, we have remained steadfastly committed to our core values, including our goal to develop and maintain an inclusive, diverse, and safe workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits.
At December 31, 2022, we had 133 full-time employees, 43 of whom were engaged directly in development and manufacturing, and 90 in marketing, sales and administrative activities. During 2022, our employee base increased by approximately 47, or 55%.
Inclusion and Diversity
Our culture is supported by an unwavering commitment to inclusion and diversity. As of December 31, 2022, approximately 56% of our workforce was female; 43% of our executive leadership team was female and 20% of our employees in managerial roles were female. As of December 31, 2022, minorities represented approximately 38% of our workforce, and 17% of our employees in managerial roles were minorities. We strive to foster a culture where mutual respect, inclusive behavior, and dignity are core to our individual expectations.
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

Health, Safety, and Wellness
The health, safety, and wellness of our employees is a priority in which we have always invested, and will continue to do so. These investments and the prioritization of employee health, safety, and wellness took on particular significance in light of COVID-19. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This included having the vast majority of our employees work from home. We have reopened our facilities and employees have returned to our facilities in the manner in which they are comfortable. We will continue to adopt and align our policies to focus on the health, safety and wellness of our employees, and the needs of our business.
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
Corporate Information
We were founded in October 2007 as a Delaware corporation under the name Nteryx. We changed our name to Ardelyx, Inc. in June 2008. We operate in one business segment, which is the development and commercialization of biopharmaceutical products. Our principal executive offices are located at 400 Fifth Avenue, Suite 210, Waltham, Massachusetts 02415, and our telephone number is (510) 745-1700. Our website address is www.ardelyx.com.
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

Risks Related to our Financial Condition and Capital Requirements

We have incurred significant losses since our inception and will incur losses in the future, which makes it difficult for us to assess our future viability; although our financial statements have been prepared on a going concern basis, our current level of cash and short-term investments alone is not sufficient to meet our operating plans for the next twelve months, raising substantial doubt regarding our ability to continue as a going concern.

In March 2022, we commenced the commercialization of our first product, IBSRELA® (tenapanor) for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adult patients and have generated limited revenue from product sales to date.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and other expenses related to our ongoing operations. As of December 31, 2022, we had an accumulated deficit of $780.1 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we commercialize IBSRELA, seek to gain approval for XPHOZAH® (tenapanor) for the control of serum phosphorus in adult patients with chronic kidney disease (“CKD”) on dialysis; prepare for, and commercialize XPHOZAH, if approved; incur manufacturing and development cost for tenapanor; and incur manufacturing and development costs for tenapanor. .
Ernst & Young LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2022, has included an explanatory paragraph in their opinion that accompanies our audited financial statements as of the year ended December 31, 2022, indicating our current liquidity position raises substantial doubt about our ability to continue as a going concern. We plan to address our operating cash flow requirements with our current cash and short-term investments, cash generated from the sales of IBSRELA, and if approved, cash generated from the sales of XPHOZAH, our potential receipt of anticipated milestone payments from our collaboration partners, our potential receipt of anticipated payments from our collaboration partner, Kyowa Kirin, Co., Ltd. (“KKC”) in connection with the transaction entered into with KKC in April 2022 (“2022 KKC Amendment”) which amended our License Agreement entered into with KKC in 2017; with additional financing sources and through the implementation of cash preservation activities to reduce or defer discretionary spending.
There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations for at least the next twelve months, our liquidity, financial condition and business prospects will be materially affected.
Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have substantial net operating loss and tax credit carryforwards for Federal and California income tax purposes. Such net operating losses and tax credits carryforwards may be reduced as a result of certain intercompany restructuring transactions. In addition, the future utilization of such net operating loss and tax credit carryforwards and credits will be subject to limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience additional ownership changes in the future, as a result of subsequent changes in our stock ownership, some of which are outside our control. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards, even if we achieve profitability

We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA, and prepare for and commercialize XPHOZAH in the U.S., if approved. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or delay or limit the commercialization of XPHOZAH, if approved.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing tenapanor. We believe that we will continue to expend substantial resources for the foreseeable future, including, costs associated with our efforts to commercialize IBSRELA, which we began selling in the U.S. in March 2022; costs associated with our efforts to pursue approval for our NDA for XPHOZAH; conducting pediatric clinical trials for IBSRELA and XPHOZAH, if approved; and manufacturing for IBSRELA and, if approved XPHOZAH. Our future funding requirements will depend on many factors, including, but not limited to:
•the extent to which we are able to generate product revenue from sales of IBSRELA;
•whether we are successful in securing approval for our NDA for XPHOZAH, and the time and cost associated with securing such approval;
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
•the timing, receipt and amount of any milestones that may be received from our collaboration partners in connection with tenapanor, if any
•the timing, receipt, and amount of revenue, if any, that may be received from KKC in connection with the 2022 KKC Amendment;
•the timing, receipt, and amount of royalties we may receive as a result of sales of tenapanor by our collaboration partners in China and Canada, if any;
•the cash requirements for the discovery and/or development of other potential product candidates, including RDX013 and RDX020;
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

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to limit or reduce our commercialization of IBSRELA, or delay or limit the commercialization of XPHOZAH, if approved, or delay or limit additional clinical trials for tenapanor. Additionally, our inability to access capital on a timely basis and on terms that are acceptable to us may force us to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of IBSRELA or XPHOZAH, if approved, through the use of alternative structures.

We have generated limited revenue from product sales and may never be profitable.
We began selling IBSRELA in the U.S. in March 2022, and have generated limited revenue from product sales to date. We have no other products approved for sale. We are preparing to resubmit our NDA for XPHOZAH following the U.S. Food and Drug Administration’s (“FDA”) Center for Drug Evaluation and Research, Office of New Drugs (“OND”) decision to grant our appeal of the Complete Response Letter (“CRL”) for the NDA for XPHOZAH.

There can be no assurances that our NDA for XPHOZAH will be approved by the FDA. There can be no assurances that we will be successful in increasing the amount of product revenue from sales of IBSRELA. There can be no assurances that we will generate sufficient product revenue from sales of IBSRELA and, if approved, XPHOZAH, to cover our expenses. Our ability to generate product revenue from sales or pursuant to milestone or royalty payments depends heavily on many factors, including but not limited to:
•our ability to successfully commercialize IBSRELA;
•obtaining market acceptance of IBSRELA as a viable treatment option for IBS-C;
•our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA by third-party payors;
•whether we are successful in our efforts to secure approval for our NDA for XPHOZAH;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support the market demand for IBSRELA and, if approved, XPHOZAH;
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

With respect to our commercialization of IBSRELA, and if we are successful in obtaining regulatory approval to market XPHOZAH, our revenue will be dependent, in part, upon the size of the markets in the U.S. and the label for which approval is granted, accepted price for the product, and the ability to get reimbursement at any price. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the U.S., there is additional uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which, if approved, will be marketed for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication. If we are successful in obtaining regulatory approval to market XPHOZAH for such indication, our ability to generate and sustain future revenues from sales of XPHOZAH, may be dependent upon whether and when XPHOZAH, along with other oral end stage renal disease (“ESRD”)-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur. See “Third-party payor coverage and reimbursement status of newly approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and, if approved, XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of adult patients for IBSRELA or, if approved XPHOZAH, is not as significant as we estimate, the indication approved by regulatory authorities for XPHOZAH is narrower than we expect, coverage and reimbursement for either IBSRELA or XPHOZAH, if approved, are not available in the manner and to the extent we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of IBSRELA or XPHOZAH, if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate adequate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.
Principal Risks Related to Our Business
We are substantially dependent on the successful commercialization of IBSRELA, and there is no guarantee that we will achieve sufficient market acceptance for IBSRELA, secure adequate coverage and reimbursement for IBSRELA, or generate sufficient revenue from product sales of IBSRELA.

We began selling IBSRELA in the U.S. in March 2022. The overall commercial success of IBSRELA will depend on a number of factors, including the following:
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

The amount of potential revenue we may achieve from the commercialization of IBSRELA is subject to these and other factors, and may be unpredictable from quarter-to-quarter. If the number of patients in the market for IBSRELA or the price that the market can bear is not as significant as we estimate, or if we are not able to secure adequate physician and patient acceptance of IBSRELA or adequate coverage and reimbursement for IBSRELA, we may not generate sufficient revenue from sales of IBSRELA. Any failure of IBSRELA to achieve market acceptance, sufficient third-party coverage or reimbursement, or commercial success would adversely affect our results of operations.
We are pursuing regulatory approval for XPHOZAH. There can be no assurances that we will be successful in obtaining such regulatory approval.

We are pursuing regulatory approval for XPHOZAH. To date, we have invested a significant amount of our efforts and financial resources in the research and development of XPHOZAH. On July 28, 2021, we received a CRL from the FDA’s Division of Cardiology and Nephrology (“Division”) regarding our NDA for XPHOZAH. According to the CRL, the Division determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and of unclear clinical significance. Following an End-of-Review Type A meeting (“End of Review Meeting”) in October 2021, with the Division, we submitted a Formal Dispute Resolution Request (“FDRR”) in December 2021. The FDRR was focused on demonstrating that the data submitted in the NDA supported the clinical significance of the treatment effect of tenapanor in the control of serum phosphorus in adult patients with CKD on dialysis. On February 4, 2022, we received an Appeal Denied Letter ("ADL") from the Office of Cardiology, Hematology, Endocrinology and Nephrology (“OCHEN”). On February 18, 2022, we submitted an appeal of the ADL to the OND. In April 2022, we received an interim response from the OND requesting additional input from the Cardiovascular and Renal Drug Advisory Committee (“CRDAC”). A CRDAC meeting was held in November 2022 with the Committee voting that the benefits of XPHOZAH outweigh its risks nine to four as a monotherapy and ten to two, with one abstention, in combination with phosphate binder therapy. In December 2022, the OND granted our appeal of the CRL for the NDA for XPHOZAH and directed the Division to work with us to develop an appropriate label for the commercialization of XPHOZAH. We believe that a label could reflect an indication for patients whose hyperphosphatemia is insufficiently managed on binder therapy. On February 13, 2023, we participated in a Type A meeting with the Division where we discussed the resubmission of the NDA, and the information to be contained in the resubmitted NDA. We currently expect to resubmit the NDA for XPHOZAH early in the second quarter of 2023. Within 30 days of resubmitting the NDA, we expect to receive notification from the Division as to the classification of the resubmission (Class 1 or Class 2) at which point the expected timing for review will also be known (2-months for a Class 1 and 6-months for a Class 2) as well as a goal review date. We currently that the FDA will act upon the XPHOZAH NDA in the second half of 2023, and that, if approved, we will launch XPHOZAH in the second half of 2023. There can be no assurances that the granting of our appeal to the CRL and resubmission of our NDA will result in approval of our NDA for XPHOZAH. Even if we are successful in obtaining approval for the NDA, the delay in obtaining such approval may result in delay in the regulatory process for our partners, which could have a material adverse effect on our business and results of operations.

Even if we are successful in obtaining regulatory approval for XPHOZAH, there is no guarantee that we will achieve sufficient market acceptance for XPHOZAH, secure adequate coverage and reimbursement for XPHOZAH or generate sufficient revenue from product sales of XPHOZAH.

We may not be successful in obtaining FDA approval for XPHOZAH, and if we are able to obtain approval, there is no guarantee that we will achieve sufficient market acceptance for XPHOZAH, secure adequate coverage and reimbursement for XPHOZAH or generate sufficient revenue from product sales of XPHOZAH. If we are successful in obtaining approval for XPHOZAH, the commercial success of XPHOZAH will depend on a number of factors, including the following:
•the ability of the third-party manufacturers we contract with to provide an adequate (in amount and quality) supply of product to support the market demand for both IBSRELA and XPHOZAH;
•whether or not the content and breadth of the label approved by the FDA for XPHOZAH may materially and adversely impact our ability to commercialize the product for the approved indication;

•whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur;
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

IBSRELA and/or, if approved and commercialized, XPHOZAH, may cause undesirable side effects or have other properties that could limit the commercial success of the product.

Undesirable side effects caused by IBSRELA and/or, if approved, XPHOZAH could cause us or regulatory authorities to interrupt, delay or halt the commercialization of the product. Despite our receipt of marketing approval for IBSRELA and the completion of our Phase 3 clinical program for XPHOZAH, the prevalence and/or severity of side effects caused by IBSRELA and/or, if approved and commercialized, XPHOZAH could result in a number of potentially significant negative consequences could occur, including:
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

Any of the foregoing events could prevent us, or a collaboration partner, from achieving or maintaining market acceptance of IBSRELA and/or, if approved, XPHOZAH, and could result in the loss of significant revenue to us, which would materially and adversely affect our results of operations and business.

As a company, we have limited experience in the marketing, sale and distribution of pharmaceutical products; and there are significant risks in building and managing a commercial organization.

As a company, we have limited experience in building and managing a commercial organization, or in the marketing, sale and distribution of pharmaceutical products. There can be no assurances that we will be successful in our efforts to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, comply with regulatory requirements applicable to the marketing and sale of drug products and effectively manage a geographically dispersed sales and marketing team.

If we fail or are delayed in the development of our internal sales, marketing and distribution capabilities, the commercialization of IBSRELA, and if approved, XPHOZAH could be adversely impacted.

Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and, if approved, XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue.
The pricing, coverage and reimbursement of IBSRELA and XPHOZAH, if approved, must be adequate to support a commercial infrastructure. The availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford treatments. Sales of IBSRELA and, if approved and commercialized, XPHOZAH, will depend substantially, both domestically and abroad, on the extent to which the costs of the product will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, we, or our collaboration partners, may not be able to successfully commercialize IBSRELA, or XPHOZAH, if approved. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the United States Department of Health and Human Services responsible for administering the Medicare program, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours.
There is increased uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which, if approved, may be marketed for the control of serum phosphorus in adult patients with CKD on dialysis or for another other related indication. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without injectable or intravenous equivalents in the bundled payment was initially delayed until January 1, 2014, and through several subsequent legislative actions was delayed until January 1, 2025. As a result, absent further legislation or regulation on this matter, beginning in 2025, oral ESRD-related drugs without injectable or intravenous equivalents may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on sales of XPHOZAH, if approved and commercialized, and on our business should XPHOZAH be brought into the bundle in 2025, or at any time, we may be unable to sell XPHOZAH, if approved, to dialysis providers on a profitable basis.

Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, Japan, China and other countries has and will continue to put pressure on the pricing and usage of IBSRELA and XPHOZAH, even if regulatory approval is received in such countries. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, these caps may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of IBSRELA, and if approved and commercialized, XPHOZAH, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We rely completely on third parties to manufacture IBSRELA and XPHOZAH. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of IBSRELA and, if approved and commercialized, XPHOZAH and our development efforts for tenapanor may be materially harmed.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture IBSRELA or XPHOZAH on a commercial scale, or to manufacture our drug supplies for use in the conduct of our nonclinical and clinical studies. The facilities used by our contract manufacturers to manufacture our drug supply are subject to inspection by the FDA. Our ability to control the manufacturing process of our product candidates is limited to the contractual requirements and obligations we impose on our contract manufacturer. Although they are contractually required to do so, we are completely dependent on our contract manufacturing partners for compliance with the regulatory requirements, known as current Good Manufacturing Practice requirements (“cGMPs”), for manufacture of both active drug substances and finished drug products.
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
If our contract manufacturers fail to adhere to applicable GMP or other regulatory requirements, experience delays or disruptions in the availability of raw materials or experience manufacturing or distribution problems, we may suffer significant consequences, including the inability to meet our product requirements for our clinical development programs, and if tenapanor is commercialized for any indication, such events could result in product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. As a result, or if maximum or available manufacturing capacities are insufficient to meet demand, our development or our commercialization efforts for IBSRELA and/or, if approved, XPHOZAH may be materially harmed.

Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On February 23, 2022, we entered into a loan and security agreement with SLR Investment Corp. (“Lender”) pursuant to which the Lender agreed to provide us with a loan facility for up to $50.0 million with a maturity date of March 1, 2027, and on August 1, 2022 and February 9, 2023, we entered into amendments to the loan and security agreement (collectively, the “2022 Loan Agreement.”). The loan was funded in the amount of $27.5 million on February 23, 2022 and the remaining $22.5 million may be funded by December 20, 2023 upon the satisfaction of both (i) receipt from the FDA of approval of the NDA for XPHOZAH on or prior to November 30, 2023 and (ii) our achievement of certain product revenue milestone targets described in the 2022 Loan Agreement. Until we have repaid all funded indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
We are permitted to make interest only payments on the loan facility through March 2024, with principal repayments commencing on April 1, 2024, however, this interest only period will be extended to March 2025 with principal repayments delayed to April 1, 2025 if (i) we secure approval from the FDA for our NDA for XPHOZAH by November 30, 2023 or (ii) we achieve certain product revenue targets described in the 2022 Loan Agreement for the year ended December 31, 2023. In addition, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lender to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to limit or reduce our activities necessary to commercialize IBSRELA and/or, if approved, XPHOZAH, or delay or limit clinical trials for tenapanor or other product candidates. The Lender could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.
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
In addition, identifying and qualifying patients to participate in any clinical trials is critical to the success of the clinical trials. The timing of any future clinical trials, including any additional RDX013 clinical trial that we may determine to conduct, will depend, in part, on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies because of concerns about adverse events observed with the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug, or our inclusion and exclusion criteria for our clinical trials may present challenges in identifying acceptable patients. As a result, the timeline for recruiting patients and conducting clinical trials may be delayed. These delays could result in increased costs, delays in advancing our development of the program, or termination of the clinical studies altogether. Any of these occurrences may significantly harm our business, financial condition and prospects.

We will rely on third parties to conduct all of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for additional products or commercialize our product candidates.
We do not have the ability to independently conduct nonclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as Contract Research Organizations (“CROs’), to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct our nonclinical studies and our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with current GLPs for nonclinical studies, and good clinical practices (“GCPs”) for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities for all of our products in nonclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency (“EMA”), or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which could add additional costs and could delay the regulatory approval process.
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
We are aware of three prescription products marketed for certain patients with IBS-C, including Linzess (linaclotide), Amitiza (lubiprostone) and Trulance (plecanatide). Generic lubiprostone is also available in the U.S.
XPHOZAH, if approved will compete with phosphate binders. The various types of phosphate binders commercialized in the U.S. include the following: Calcium acetate (several prescription brands including PhosLo and Phoslyra); Lanthanum carbonate (Fosrenol); Sevelamer hydrochloride (Renagel); Sevelamer carbonate (Renvela); Sucroferric oxyhydroxide (Velphoro); and Ferric citrate (Auryxia). All of the listed phosphate binders are available as generics in the U.S., with the exception of Velphoro and Auryxia. Additionally, over-the-counter calcium carbonate, such as Tums and Caltrate, is also used to bind phosphorus.
In addition to the currently available phosphate binders, we are aware of at least four other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics, AP-301 in Phase 2 being developed by Alebund Pharmaceutical (Hong Kong) Limited, and lanthanum dioxycarbonate (Renazorb), which has demonstrated pharmacodynamic bioequivalence to Fosrenol. Renazorb is being developed by Unicycive Therapeutics, which has announced its plans to file an NDA via the 505(b)(2) pathway in mid-2023. Additionally, Chugai and Alebund are developing EOS789, an inhibitor of phosphate transporters NaPi-2b, PiT-1, and PiT-2, thus far studied in a phase 1 clinical trial.
It is possible that our competitors' drugs may be less expensive and more effective than our product candidates, or may render our product candidates obsolete. It is also possible that our competitors will commercialize competing drugs or treatments before we or our collaboration partners can launch any products developed from our product candidates. We also may face increased competition in the future as new companies enter into our target markets.

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
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of IBSRELA and/or, if approved, XPHOZAH.
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and our commercial launch of IBSRELA and will face further risk following the commercial launch of XPHOZAH in the second half of 2023, if approved. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for the product;
•injury to our reputation;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•loss of revenue; and
•the inability to commercialize or co-promote IBSRELA and/or, if approved, XPHOZAH.

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
Recruiting and retaining qualified scientific, clinical, medical, manufacturing, and sales and marketing personnel is critical to our success. We are highly dependent on our executives, senior management and certain other key employees. The loss of the services of our executives, senior management or other key employees could impede the achievement of our development and commercial objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executives, senior management and other key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. We may be unable to hire, train or motivate these key personnel on acceptable terms given the intense competition among numerous biopharmaceutical companies for similar personnel, particularly in our geographic regions. If we are unable to continue to attract and retain high quality personnel, our ability to grow and pursue our business strategy will be limited.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business; affect our ability to operate in certain jurisdictions, or to collect, store, transfer use and share personal information; necessitate the acceptance of more onerous obligations in our contracts; result in liability; or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., the Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder (collectively “HIPAA”) imposes, among other things, certain standards relating to the privacy, security, transmission, and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act ("CCPA") went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risk associated with data breach litigation. Further, the California Privacy Rights Act ("CPRA") generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in

Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, in Europe, the European Union General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S.; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, companies have had to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Our information technology systems and infrastructure, and those of our current and any future collaborators, CROs, contractors and consultants and other third parties on which we rely, are vulnerable to attack, damage and interruption from computer viruses, malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, phishing attacks and other social engineering schemes, attachments to emails, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.
The risk of a security breach or disruption or data loss, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. We do not believe that we have experienced any significant system failure, accident or security breach to date, but if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our business. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable. Moreover, if a computer security breach affects our systems or those of our collaborators, CROs or other contractors, or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.
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
We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the U.S. and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with KKC for commercialization of tenapanor for hyperphosphatemia in Japan; with Fosun Pharma for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; and in Canada with Knight for commercialization of tenapanor for IBS-C and hyperphosphatemia. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions. We received a CRL from the FDA regarding our NDA for XPHOZAH.

Following the OND’s decision to grant our appeal of the CRL, we are preparing to resubmit our NDA for XPHOZAH. There can be no assurances that the granting of our appeal of the CRL and resubmission of our NDA will result in approval of our NDA for XPHOZAH. Even if we are successful in obtaining approval for the NDA, the delay in obtaining such approval may result in delay in the regulatory process for our partners, which could have a material adverse effect on our business and results of operations.
The ongoing effects of the COVID-19 pandemic, or any other outbreak of epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Outbreaks of epidemic, pandemic, or contagious diseases, such as the current novel coronavirus (“COVID-19”) pandemic or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, could disrupt our business. Economic and health conditions related to the COVID-19 pandemic in the U.S. and across most of the globe remain uncertain and continue to evolve. The continuing effects of the coronavirus pandemic may result in delays in the manufacture of tenapanor, or in the delivery of key intermediates or raw materials required to manufacture tenapanor or delays in clinical development activities by us, or our collaboration partners. Such effects could also materially and negatively impact our ability to successfully commercialize IBSRELA and/or, if approved, XPHOZAH, or the ability of our collaboration partners to successfully commercialize such products, if approved for marketing and sale by the foreign regulatory authorities, including our ability, and that of our collaboration partners to educate physicians and patients about the benefits, administration and use of the product.
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
The full effects of the COVID-19 remain unknown. The extent to which the outbreak may continue to impact our business, including, our commercialization and manufacturing will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as access to physician offices for our commercial and medical teams, business closures or supply chain or business disruptions.
We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.
We may consider strategic transactions, such as acquisitions of companies, asset purchases, and/or in-licensing of products, product candidates or technologies. In addition, if we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to further restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of IBSRELA, our continued efforts to seek approval for our NDA for XPHOZAH and/or the development of discovery and developmental assets through the use of alternative structures. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, spin outs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
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
Our CMOs manufacture tenapanor API outside of the U.S., and we may seek and obtain approval to commercialize IBSRELA and XPHOZAH outside of the U.S., and as a result a variety of risks associated with international operations could materially adversely affect our business.
We or our collaboration partners may decide to seek marketing approval for IBSRELA or XPHOZAH outside the U.S. Additionally, we have contractual agreements with CMOs involving the manufacture of tenapanor API outside of the U.S., and may otherwise engage in business outside of the U.S., including entering into additional contractual agreements with third parties. We are subject to additional risks related to entering these international business markets and relationships, including:
•different regulatory requirements for drug approvals in foreign countries;
•differing U.S. and foreign drug import and export rules;
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
•workforce uncertainty in countries where labor unrest is more common than in the U.S.;
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
We and manufacturers and suppliers with whom we may contract are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials, including the components of our tenapanor and our product candidates. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, and business operations, and could result in environmental damage requiring costly clean-up and resulting in liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. We cannot guarantee that the safety procedures utilized by third-party manufacturers and suppliers with whom we may contract will comply with the standards prescribed by laws and regulations or will eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.
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
If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our leased facilities, including our California facility, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
Risks Related to Government Regulation
Despite having received regulatory approval for IBSRELA, and even if we receive regulatory approval for XPHOZAH, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, IBSRELA and, if approved, XPHOZAH could be subject to other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Even if a drug is approved by the FDA or foreign regulatory authorities, the manufacturing processes, labeling, packaging, distribution, pharmacovigilance, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP regulations for any clinical trials that we conduct post-approval. As such, we and our third-party CMOs will be subject to continual review and periodic inspections to assess compliance with regulatory requirements. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. Regulatory authorities may also impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.
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
•warning or untitled letters or fines;
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
•restrictions on our or our CMOs’ operations; or
•product seizure or detention, or refusal to permit the import or export of products.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad.
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
We and our CMOs are subject to significant regulation with respect to manufacturing IBSRELA and XPHOZAH. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.
All entities involved in the preparation of product for commercial sale, or product candidates for clinical trials, including our existing contract manufacturers are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our products or product candidates that may not be detectable in final product testing. We or our CMOs must supply all necessary documentation in support of an NDA or comparable regulatory filing on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the manufacture of our product or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel.
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
The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. With respect to the commercialization of IBSRELA and/or, if approved, XPHOZAH we will be restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. We have implemented compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.
Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the FFDCA, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
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
IBSRELA and/or, if approved, XPHOZAH may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

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
We and our collaboration partners are subject to healthcare laws, regulation and enforcement; our failure or the failure of any such collaboration partners to comply with these laws could have a material adverse effect on our results of operations and financial conditions.
We and our collaboration partners are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. The laws that may affect our ability to operate as a commercial organization include:
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
Legislative or regulatory healthcare reforms in the U.S. may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market and distribute our products after clearance or approval is obtained.
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
In addition, the full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is currently unknown, and may adversely affect our business model. In the U.S., the ACA was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers that will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, results of operations and financial condition.

With the commercial launch of IBSRELA, we participate in the Medicaid Drug Rebate Program (“MDRP”) and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. Medicaid drug rebates are based on pricing data that we will be obligated to report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) and the best price (“BP”) for each drug. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered drugs under Medicaid. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program (“340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid. We participate in the 340B program, which is administered by the Health Resources and Services Administration (“HRSA”), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We are obligated to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs.

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
Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for IBSRELA and, if approved and launched, XPHOZAH, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. The terms, scope and complexity of these government pricing programs change frequently, as do interpretations of applicable requirements for pricing and rebate calculations. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In the event that CMS were to terminate our Medicaid rebate agreement, no federal payments would be available under Medicaid or Medicare for IBSRELA or, if approved and launched, XPHOZAH. We cannot offer any assurances that our submissions will not be found to be incomplete or incorrect.
Risks Related to Intellectual Property

Our success will depend on our ability to obtain, maintain and protect our intellectual property rights

Our success and ability to compete depend in part on our ability to obtain, maintain and enforce issued patents, trademarks and other intellectual property rights and proprietary technology in the U.S. and elsewhere. If we cannot adequately obtain, maintain and enforce our intellectual property rights and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have and our ability to compete, which could harm our business and ability to achieve profitability and/or cause us to incur significant expenses.

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

Failure to obtain, maintain and/or enforce intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the U.S. and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation, or misappropriation of our patents, trademarks, data, technology, and other intellectual property rights and products by others; and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated, or otherwise violated by others.

We rely in part on our portfolio of issued and pending patent applications in the U.S. and other countries to protect our intellectual property and competitive position. However, it is also possible that we may fail to identify patentable aspects of inventions made in the course of our development, manufacture and commercialization activities before it is too late to obtain patent protection on them. If we fail to timely file for patent protection in any jurisdiction, we may be precluded from doing so at a later date. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, should we become a licensee of a third party’s patents or patent applications, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained and/or enforced in a manner consistent with the best interests of our business. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Patents have a limited lifespan. In the U.S., the natural expiration of a utility patent is generally 20 years from the earliest effective non-provisional filing date. Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products or services. Patents, if issued, may be challenged, deemed unenforceable, invalidated, narrowed or circumvented. Proceedings challenging our patents or patent applications could result in either loss of the patent, or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. Any successful challenge to our patents and patent applications could deprive us of exclusive rights necessary for our commercial success. In addition, defending such challenges in such proceedings may be costly. Thus, any patents that we may own may not provide the anticipated level of, or any, protection against competitors. Furthermore, an adverse decision may result in a third party receiving a patent right sought by us, which in turn could affect our ability to develop, manufacture or commercialize our products or technologies.
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

We may become subject to third-party claims alleging infringement, misappropriation or violation of such third parties’ patents or other intellectual property rights and/or third-party claims seeking to invalidate our patents, which would be costly, time consuming and, if successfully asserted against us, delay or prevent the development, manufacture or commercialization of our products or product candidates.

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

In addition to infringement claims against us, third parties may also raise similar claims before administrative bodies in the U.S. or abroad. Such mechanisms include reexamination, post grant review, inter parties review, derivation or opposition proceedings before the United States Patent and Trademark Office (“USPTO”) or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. If third parties prepare and file patent applications in the U.S. that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the USPTO to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Such administrative proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our products or product candidates. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our products or technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

If our intellectual property related to IBSRELA, XPHOZAH, RDX013 or any future product candidates is not adequate or if we are not able to successfully enforce our intellectual property rights, the commercial value of IBSRELA, if approved, XPHOZAH, or other product candidates may be adversely affected and we may not be able to compete effectively in our market.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the U.S. or in foreign countries. Additionally, our research and development efforts may result in product candidates for which patent protection is limited or not available. Even if patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time before one year after that person is served an infringement complaint based on the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the U.S., Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to one or more of our product candidates but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to IBSRELA, XPHOZAH, RDX013 or any future product candidates is successfully challenged, then our ability to commercialize such product could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business. Further, we have reported that we have completed the data analysis from our Phase 2 clinical trial evaluating the safety and efficacy of RDX013 for the treatment of hyperkalemia, and that we currently expect that the next steps for the RDX013 program will be to evaluate a new formulation that potentially enhances subject compliance and the efficacy of RDX013 in an additional Phase 2 clinical study. We currently expect to delay further development of RDX013 until such time as we have determined that our available resources support conducting such additional formulation work and an additional clinical study. As a result of this delay in our development program for RDX013, the period of time during which we or our collaboration partners could market RDX013 under patent protection would be reduced.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering a product or product candidate, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability against our intellectual property related to a product or a product candidate, we would lose at least part, and perhaps all, of the patent protection on such product or product candidate. Such a loss of patent protection would have a material adverse impact on our business. Moreover, our competitors could counterclaim that we infringe their intellectual property, and some of our competitors have substantially greater intellectual property portfolios than we do.
We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain and/or enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, to assign their inventions to us, and endeavor to execute confidentiality agreements with all such parties, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached by such consultants, advisors or third parties, or by our former employees. The breach of such agreements by individuals or entities who were actively involved in the discovery and design of our products or potential drug candidates, or in the development of our discovery and design platform could require us to pursue legal action to protect our trade secrets and confidential information, which would be expensive, and the outcome of which would be unpredictable. If we are not successful in prohibiting the continued breach of such agreements, our business could be negatively impacted. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.
Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.
Although we have obtained patent term extension in the U.S. under the Hatch-Waxman Act, extending the term of marketing exclusivity for tenapanor, if we do not obtain patent term extension in foreign countries under similar legislation, our business may be materially harmed.
Following the approval by the FDA for our NDA to market tenapanor for IBS-C, we obtained patent term restoration under the Hatch-Waxman Act until August 1, 2033 for U.S. patent no. 8,541,448 covering our approved product or the use thereof. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Despite seeking patent term extension for tenapanor, we may not be granted patent term extension in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.
If we are unable to obtain patent term extension or restoration in any particular foreign country, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product in such foreign country will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties.
Europe’s planned Unified Patent Court may, in particular, present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”), for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.
Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.
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
•announcements of regulatory decisions regarding our NDA seeking marketing approval for XPHOZAH;
•the success or lack of success with regards to our commercial launch of XPHOZAH, if approved;
•results of regulatory inspections of our facilities or those of our CMOs, or specific label restrictions or patient populations for XPHOZAH’s use, if approved, or changes or delays in the regulatory review process;
•results of regulatory inspections of our facilities or those of our CMOs, or specific label restrictions or patient populations for XPHOZAH’s use, if approved, or changes or delays in the regulatory review process;
•announcements regarding whether XPHOZAH, if approved, alone or with other oral only medications, will be included in the ESRD prospective payment system, and the time and manner in which such transition is achieved;
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
•failure to meet any of our projected timelines or goals with regard to the commercialization of IBSRELA, the commercial launch of XPHOZAH, if approved, or the clinical development and commercialization of any of our product candidates;
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

•FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the U.S.;
•changes in financial estimates or recommendations by securities analysts;
•trading volume of our common stock;
•sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•sales of debt securities and sales or licensing of assets;
•general economic and market conditions and overall fluctuations in the U.S. equity markets; and
•the loss of any of our key scientific or management personnel.
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
We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”) and the related rules of the Securities and Exchange Commission (“SEC”) which generally require, among other things, our management to report on the effectiveness of our internal control over financial reporting, subject to certain exceptions applicable to non-accelerated filers. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts.

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
Our ability to attract and retain collaboration partners or customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the U.S., presidential elections, other political influences and inflationary pressures. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary environment and rising interest rates. For example, the 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. We cannot anticipate all the ways in which the global economic climate and global financial market conditions could adversely impact our business in the future.
We are exposed to risks associated with reduced profitability and the potential financial instability of our collaboration partners or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to reduce their support of our programs or financing activities. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. In addition, volatility in the financial markets could cause significant fluctuations in the interest rate and currency markets. We currently do not hedge for these risks. The foregoing events, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the U.S. result in widespread and prolonged unemployment, either regionally or on a national basis, or if certain provisions of the Patient Protection and ACA, as amended by the Health Care and Education Reconciliation Act, collectively known as the ACA, are repealed, a substantial number of people may become uninsured or underinsured. To the extent economic challenges result in fewer individuals pursuing or being able to afford our product candidates once commercialized, our business, results of operations, financial condition and cash flows could be adversely affected.
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
In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such a person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
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

The continuing impact of “Brexit” may have a negative effect on our business.
Following a national referendum and subsequent legislation the United Kingdom formally withdrew from the European Union, commonly referred to as “Brexit” and ratified a trade and cooperation agreement governing its future relationship with the European Union. Among other things, the agreement became effective in 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and governance. Because the agreement merely sets forth a framework that in many respects requires complex additional bilateral negotiations between the United Kingdom and the European Union significant uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.
We cannot yet predict the full implications of Brexit, including whether it will increase our operational costs or otherwise have a negative effect on our business, financial condition or results of operations, which could reduce the price of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our headquarters is currently located in Waltham, Massachusetts and consists of 12,864 square feet of leased office space under a lease agreement that expires in June 2026. In addition, we lease 72,500 square feet of office and laboratory space in Fremont, California under a lease agreement that expires in March 2025 and 4,768 square feet of office space in Milwaukee, Wisconsin under a lease agreement that expires in February 2026. Prior to October 2021, our headquarters were co-located in Fremont, California and Waltham, Massachusetts.
ITEM 3.    LEGAL PROCEEDINGS

On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the “Securities Class Actions”). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between August 6, 2020, and July 19, 2021. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 29, 2022. Defendants filed a motion to dismiss the amended complaint on December 2, 2022. In January and February 2023, in lieu of filing a response to defendant’s motion to dismiss, plaintiffs filed a motion seeking leave to further amend their compliant and defendants filed an opposition to the motion for leave to further amend the complaint. A hearing on the motion for leave to further amend the complaint is scheduled for mid-May 2023. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed in the U.S. District Court for the Northern District of California purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC. The complaints allege that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets for personally making and/or causing Ardelyx to make materially false and misleading statements regarding the Company’s business, operations and prospects. The complaint seeks contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934, as amended, from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the anticipated motion(s) to dismiss in the Securities Class Actions. On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris action and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of December 31, 2022, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of December 31, 2022.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
On June 19, 2014, our common stock commenced trading on The Nasdaq Global Market under the symbol “ARDX”. Prior to that date, there was no public trading market for our common stock. As of December 31, 2022, there were 27 holders of record of our common stock.
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
ITEM 6. [RESERVED]
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
OVERVIEW
We are a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent, and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a targeted, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (“IBS-C”). Tenapanor is in development for the control of serum phosphorus, or hyperphosphatemia, in adult patients with chronic kidney disease (“CKD”) on dialysis under the brand name XPHOZAH. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery stage asset, RDX020, for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We realized our first product sales of IBSRELA® (tenapanor) in March 2022. As of December 31, 2022, we had an accumulated deficit of $780.1 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we invest in the commercialization of IBSRELA, seek to gain approval in the U.S. for XPHOZAH® (tenapanor); prepare for and commercialize XPHOZAH in the U.S., if approved; and incur manufacturing and development cost for tenapanor. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, funds from our loan agreements with our lenders, as well as from sales of IBSRELA.
OUR COMMERCIAL PRODUCT
IBSRELA for IBS-C

Our unique discovery platform and deep understanding of the primary mechanism of sodium transport in the intestine resulted in our discovery and development of IBSRELA, a first-in-class, U.S. Food and Drug Administration (“FDA") approved, sodium hydrogen exchange 3 ("NHE3") inhibitor for the treatment of IBS-C in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal ("GI") disorder characterized by both abdominal pain and altered bowel movements, and is estimated to affect 12 million people in the U.S. IBS-C is associated with significantly impaired quality of life, reduced productivity, and substantial economic burden.

We recognized our first sales of IBSRELA in the U.S. in March 2022. For our commercial launch of IBSRELA, we designed a market-responsive commercial strategy and built a commercial organization highly experienced in launching novel therapies into specialty areas. The dynamics of the IBS-C market reflect an established patient base, limited number of competitors all confined to a single mechanism of action, concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a favorable response to the IBSRELA product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on patients currently being managed for IBS-C by the approximately 9,000 high-writing healthcare providers that account for 50% of IBS-C prescriptions. Central to the go to market strategy for IBSRELA is a highly experienced specialty sales force, many with existing relationships across their GI target base, full company engagement, and innovative peer-to-peer and digital initiatives.

We expect competition for IBSRELA will come largely from the three prescription products indicated for IBS-C: Linzess (linaclotide), Amitiza (lubiprostone) and Trulance (plecanatide). Generic lubiprostone is also available in the U.S. Additionally, over-the-counter products, not indicated for IBS-C are commonly used to treat the constipation component of IBS-C, alone and in combination with the IBS-C-indicated prescription therapies.

We have established commercial agreements with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. ("Fosun Pharma") in China and Knight Therapeutics, Inc. ("Knight") in Canada for IBSRELA for IBS-C. Knight is currently marketing IBSRELA in Canada.
OUR PRODUCT PIPELINE

Development Candidate XPHOZAH: A Potential New Approach for the Control of Serum Phosphorus in Adult Patients with CKD on Dialysis

XPHOZAH (tenapanor) is a first-in-class medicine being developed for the control of serum phosphorus, or hyperphosphatemia, in adult patients with CKD on dialysis. XPHOZAH has a unique mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. It is estimated that there are more than 550,000 adult patients with CKD on dialysis in the U.S. and approximately 80% of those patients are being treated with phosphate lowering therapies. Seventy-seven percent of patients treated with phosphate binders to treat hyperphosphatemia were unable to consistently maintain phosphorous levels <=5.5 mg/dL over a six-month period. If approved, XPHOZAH would be the first therapy for phosphate management that blocks phosphorus absorption at the primary site of uptake. It is not a phosphate binder.

In June 2020, we submitted a new drug application ("NDA") to the FDA for XPHOZAH. The NDA was supported by three Phase 3 trials involving more than 1,200 adult patients that evaluated the use of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, with two trials evaluating tenapanor as monotherapy and one trial evaluating tenapanor as part of a dual mechanism approach with phosphate binders. All three Phase 3 trials met their primary and key secondary endpoints.

On July 28, 2021, we received a Complete Response Letter ("CRL") from the FDA’s Division of Cardiology and Nephrology ("the Division") regarding our NDA for XPHOZAH. In December 2021 we submitted a Formal Dispute Resolution Request ("FDRR") to the Office of Cardiology, Hematology, Endocrinology and Nephrology ("OCHEN"). At the request of the FDA’s Office of New Drugs ("OND"), as part of our second level of appeal of the CRL, a Cardiovascular and Renal Drug Advisory Committee meeting on was held on November 16, 2022 with the committee voting that the benefits of XPHOZAH outweigh its risks nine to four as a monotherapy and ten to two, with one abstention, in combination with phosphate binder therapy. In December 2022, the OND granted our appeal to the CRL for the NDA for XPHOZAH and directed the Division to work with us to develop an appropriate label for the commercialization of XPHOZAH. We believe that a label could reflect an indication for patients whose hyperphosphatemia is insufficiently managed on binder therapy. On February 13, 2023, we participated in a Type A meeting with the Division where we discussed the resubmission of the NDA, and the information to be contained in the resubmitted NDA. We currently expect to resubmit the NDA for XPHOZAH early in the second quarter of 2023. Within thirty (30) days of resubmitting the NDA, we expect to receive notification from the Division as to the classification of the resubmission (Class 1 or Class 2) at which point the expected timing for review will also be known (2-months for a Class 1 and 6-months for a Class 2) as well as a goal review date. We currently that the FDA will act upon the XPHOZAH NDA in the second half of 2023, and that, if approved, we will launch XPHOZAH in the second half of 2023.

We have established commercial agreements with Kyowa Kirin, Co. Ltd. ("KKC") in Japan, Fosun Pharma in China and Knight in Canada for tenapanor for hyperphosphatemia. In October 2022, KKC submitted an NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis.

Discovery and Developmental Assets

We have a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia, or elevated serum potassium. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking customary blood pressure medications known as renin-angiotensin-aldosterone system ("RAAS") inhibitors. RDX013 is a novel mechanism agent designed to target the underlying biological mechanisms of potassium secretion to lower elevated potassium. We have completed a Phase 2 dose ranging clinical trial evaluating the safety and efficacy of RDX013 for the treatment of hyperkalemia in CKD patients who are not on dialysis. While the results of the study demonstrated an acceptable safety and tolerability profile for RDX013 and supported proof of concept in its ability to lower serum potassium levels, with statistically significant reductions compared to placebo after eight days of treatment, the study did not meet its primary endpoint of significantly reducing serum potassium levels compared to placebo after four weeks of treatment.

We have a discovery program targeting the inhibition of bicarbonate exchange inhibitor for the treatment of metabolic acidosis, a highly prevalent comorbidity in CKD patients that is strongly correlated with disease progression and adverse outcomes. We have identified lead compounds that are potent, selective and proprietary inhibitors of bicarbonate secretion.

We do not currently expect to meaningfully advance either of these two assets until such time as we have determined our available resources can support additional activities after prioritization of the commercialization of IBSRELA and, if approved, XPHOZAH.

FINANCIAL OPERATIONS OVERVIEW
Revenue
Our revenue to date has been generated primarily through license, research and development collaborative agreements with various collaboration partners. We realized our first commercial product sales of IBSRELA beginning in March 2022. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: the extent to which we are successful in our commercialization of IBSRELA; whether we are able to gain approval from the FDA for our NDA for XPHOZAH; our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA by third-party payors; whether and the extent to which we are successful in our commercialization of XPHOZAH, if approved; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our or our collaborators’ achievement of clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; addressing any competing technological and market developments; maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; attracting, hiring, and retaining qualified personnel; and the extent to which tenapanor is approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor, our ability to generate future revenue from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.
Cost of Revenue
Cost of revenue consists of the cost of commercial goods sold to our Customers and international partners under product supply agreements, as well as royalty expense based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the twelve months ended December 31, 2022 were expensed prior to the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. We believe our cost of revenue for the year ended December 31, 2022 would have been $1.9 million higher if we had not previously expensed certain material and production costs with respect to the units sold. As of December 31, 2022, we had approximately $28.0 million of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of revenue sold in future periods when sales of IBSRELA are recognized as revenue.

Cost of revenue includes payments due to AstraZeneca AB (“AstraZeneca”), which under the terms of a termination agreement entered into in 2015 (“AZ Termination Agreement”) is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $15.3 million as cost of revenue under the AZ Termination Agreement. See details in Note 7, Collaboration and Licensing Agreements, under AstraZeneca, in the notes to our financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K.

Research and Development
Pursuant to the October 2021 restructuring plan, we eliminated our internal research organization and we do not currently expect to meaningfully advance our discovery efforts with respect to our discovery and developmental assets until such time as we have determined our available resources can support additional activities after prioritization of the commercialization of IBSRELA and, if approved, XPHOZAH. We recognize all research and development expenses as they are incurred to support the discovery, research, development and manufacturing of our product candidates. Research and development expenses include, but are not limited to, the following:
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

•expenses associated with producing XPHOZAH prior to FDA approval;

•expenses associated with producing discovery and developmental assets prior to FDA approval;

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
Selling, General and Administrative
Selling, general and administrative expenses relate to sales and marketing, finance, human resources, legal and other administrative activities, including information technology investments. Selling, general and administrative expenses consist primarily of personnel costs, outside professional services, marketing, advertising and legal expenses, facilities costs not otherwise allocated to research and development and other general and administrative costs.
Interest Expense
Interest expense represents the interest paid on our loan payable.
Non-cash interest expense related to the sale of future royalties
Non-cash interest expense related to the sale of future royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future royalties using the effective interest method. As further described in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, in June 2022, we and HealthCare Royalty Partners IV, L.P. (“HCR”) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (“HCR Agreement”). Under the terms of the HCR Agreement, HCR agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the “Royalty Interest Payments”) that we may receive under our 2017 License Agreement with KKC based upon KKC's net sales of tenapanor in Japan for hyperphosphatemia. As part of the HCR Agreement, we received a $10.0 million upfront payment from HCR in June 2022 and recorded it as a deferred royalty obligation on our balance sheet. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from KKC.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A detailed discussion of our significant accounting policies can be found in Note 2, Summary of Significant Accounting Policies, in the notes to our financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K. Critical accounting policies are those that require significant judgment and/or estimates by management at the time that financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
We consider certain accounting policies related to revenue recognition, accrued research and development expenses and stock-based compensation to be critical policies to understanding the judgments and estimates applied in our reported financial results.
Product Sales, Net
We account for our commercial product sales, net in accordance with Topic 606–- Revenue from Contracts with Customers. We received approval from the FDA in September 2019 to market IBSRELA in the U.S. We began selling IBSRELA in the U.S. in March 2022. We distribute IBSRELA principally through major wholesalers, specialty pharmacies and group purchasing organizations ("GPOs") (collectively, our "Customers"). Our Customers subsequently sell IBSRELA to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

Reserves for Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration which may be settled in the form of off-invoice discounts, chargebacks, or rebates. Variable consideration includes discounts to customers and government programs, wholesaler fees, group purchasing organization administrative fees, patient copay assistance, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of gross accounts receivable if settlement is expected to occur through a reduction in the amounts paid by our Customers or a current liability if settlement is expected to occur through a payment from us. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our experience, current contractual and statutory requirements, specific known market events and trends. These reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the IBSRELA product launch.
Rebates: Rebates include wholesaler fees, GPO fees, as well as mandated discounts under the Medicaid Drug Rebate Program ("Medicaid") and the Medicare Coverage Gap Program ("Medicare"). Estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the balance sheets. We estimate our Medicaid and Medicare rebates based upon the estimated payor mix, and statutory discount rates. Our estimates for payor mix are guided by payor information received from specialty pharmacies, expected utilization for wholesaler sales to pharmacies, and available industry payor information.

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
Other Reserves: Patients who have commercial insurance may receive copay assistance when product is dispensed by pharmacies to patients. We estimate the amount of copay assistance provided to eligible patients based on the terms of the program and redemption information provided by third-party claims processing organizations and are recorded in accounts payable and accrued expenses and other current liabilities on the balance sheets. Other reserves include estimated product returns which are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue as well as accounts receivable. We estimate our product returns reserve based upon our experience, and specific known market events and trends.
Collaboration Revenue Recognition
We generate collaboration revenue primarily from research and collaboration and license agreements with customers. Goods and services in the agreements may include the grant of licenses for the use of our technology, the provision of services associated with the research and development of product candidates, manufacturing services, and participation in joint steering committees. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; research, development, regulatory and commercial milestone payments; reimbursement of research and development services; option payments; reimbursement of certain costs; payments for manufacturing supply services; and future royalties on net sales of licensed products.
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
Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, royalty revenue resulting from licensing arrangements has not been material.
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
Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include the cost of materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. We primarily use actual costs to determine the cost basis for inventory. The determination of whether inventory costs will be realizable requires management review of the expiration dates of IBSRELA compared to our forecasted sales. If actual market conditions are less favorable than projected by management, write-downs of inventory may be required, which would be recorded as cost of revenue in the statement of operations and comprehensive loss. As of December 31, 2022, we have not recorded any write-offs for excess and obsolete inventory. The portion of inventory that represents product that is not expected to be sold or used within the next 12 months is classified as non-current on our balance sheets.
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
Stock-Based Compensation
We estimate the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:
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
Expected Volatility—We use the historic volatility of our own stock over the retrospective period corresponding to the expected remaining term of the options, or the period since our shares were first quoted on The Nasdaq Global Market, if that is shorter, to compute our expected stock price volatility.
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
Performance-based RSUs ("PRSUs") are valued at grant-date fair market value. The vesting of the PRSUs is based on performance conditions. Performance conditions include: (i) a specific performance criteria and (ii) the employee’s continuous employment by the company for a stated period of time in order to earn the right to the related PRSUs to vest. We recognize compensation cost with respect to the vesting of the PRSUs on a ratable basis over the requisite service period, upon the performance conditions being deemed probable of achievement.

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
RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2022, 2021 and 2020
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Product sales, net	$15,600	$—	$—	$15,600	(a)	$—	(a)
Product supply revenue	1,527	907	1,501	620	68.4%	(594)	(39.6)%
Licensing revenue	35,031	5,013	706	30,018	598.8%	4,307	610.1%
Collaborative development revenue	—	4,177	5,364	(4,177)	(100.0)%	(1,187)	(22.1)%
Total revenues	$52,158	$10,097	$7,571	$42,061	416.6%	$2,526	33.4%
(a) There were no product sales during the prior year period.

Fiscal 2022 compared to 2021: The increase to total revenues was primarily attributable to $15.6 million of net product sales for IBSRELA to our Customers, as well as aggregate of $35.0 million in milestone payments and payments under the second amendment to the 2017 KKC Agreement which we earned upon KKC's submission of a New Drug Application to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. We also realized increased product supply revenue in connection with the 2017 KKC Agreement. Partially offsetting these increases was the full recognition of collaborative development revenue for upfront payments associated with the 2019 KKC Agreement through the end of 2021. There were no product sales during 2021 and 2020.
Fiscal 2021 compared to 2020: The increase to total revenues was primarily attributable to a $5.0 million development milestone which we earned and recognized as licensing revenue during the twelve months ended December 31, 2021 upon the initiation by KKC of Phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia. The increase was partially offset by lower collaborative development revenue and product supply revenue from KKC during the same period.

Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Cost of revenue	$4,117	$1,000	$145	$3,117	311.7%	$855	589.7%
Research and development	35,201	91,140	65,053	(55,939)	(61.4)%	26,087	40.1%
Selling, general and administrative	76,599	72,303	33,153	4,296	5.9%	39,150	118.1%
Total operating expenses	$115,917	$164,443	$98,351	$(48,526)	(29.5)%	$66,092	67.2%
Cost of Revenue
Fiscal 2022 compared to 2021: The increase in cost of revenue was primarily attributable to payments due to AstraZeneca under the AZ Termination Agreement for IBSRELA product sales, net and for the milestone payment we received under the second amendment to the 2017 KKC Agreement, which we earned upon KKC's submission of a New Drug Application to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. We also incurred $0.5 million for the cost of product shipped for product sales of IBSRELA during the twelve months ended December 31, 2022.
Fiscal 2021 compared to 2020: The increase in cost of revenue was attributable to payment to AstraZeneca under the AZ Termination Agreement related to the development milestone we earned upon the initiation by KKC of Phase 3 clinical studies in Japan to evaluate tenapanor for hyperphosphatemia.
Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
External R&D expenses	$13,378	$56,747	$37,624	$(43,369)	(76.4)%	$19,123	50.8%
Employee-related expenses	15,065	27,268	20,911	(12,203)	(44.8)%	6,357	30.4%
Facilities, equipment and depreciation expenses	3,097	5,803	5,738	(2,706)	(46.6)%	65	1.1%
Other	3,661	1,322	780	2,339	176.9%	542	69.5%
Total research and development expenses	$35,201	$91,140	$65,053	$(55,939)	(61.4)%	$26,087	40.1%
Fiscal 2022 compared to 2021: The decrease in our external R&D expenses was primarily the result of lower clinical study costs following the completion of the OPTIMIZE study, lower tenapanor manufacturing expense as we have begun to capitalize costs associated with the production of IBSRELA to inventory, and lower expenses for research following the elimination of our internal research organization in the fourth quarter of 2021. The decrease in our employee-related expenses for the twelve months ended December 31, 2022 is due to lower compensation and benefits expenses for our research and development workforce following restructuring actions in 2021. Similarly, the decrease in facilities, equipment and depreciation expenses is primarily due to a smaller proportion of such expenses being attributed to R&D following the restructuring in 2021. The increase in other expenses is primarily related to disease-related education grants during the twelve months ended December 31, 2022.
Fiscal 2021 compared to 2020: The increase in our external R&D expenses was the result of tenapanor manufacturing costs as well as clinical study costs from the advancement of our OPTIMIZE study which were partially offset by lower costs for the PHREEDOM clinical study. The increase in our employee-related expenses was related to compensation and benefits expenses for our research and development workforce. Employee-related expenses for twelve months ended December 31, 2021 include $2.7 million of severance payments and other employee-related costs as discussed in Note 14 - Restructuring to the financial statements included elsewhere in this Annual Report.

Selling, General and Administrative
Fiscal 2022 compared to 2021: The increase in selling, general and administrative expenses for the twelve months ended December 31, 2022 was primarily due to increased costs associated with the commercial launch of IBSRELA during 2022. The changes consisted of headcount and related personnel costs and external spending for disease awareness initiatives, commercial infrastructure and strategy. These increases were partially offset by a reduction in ongoing and one-time costs as a result of the restructuring action carried out during the third quarter of 2021.
Fiscal 2021 compared to 2020: The increase in general and administrative expenses was primarily due to increased costs associated with building and staffing our commercial infrastructure and teams as we prepared for a potential U.S. launch of XPHOZAH. The increase consisted of headcount and related personnel costs and an increase in external spending for disease awareness initiatives, commercial infrastructure and strategy. Selling, general and administrative expenses for the twelve months ended December 31, 2021 include $3.5 million severance payments and other employee-related costs as discussed in Note 14 - Restructuring to the financial statements included elsewhere in this Annual Report.
Interest Expense
Below is a summary of our interest expense (dollars in thousands):

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Interest expense	$(3,400)	$(4,502)	$(5,099)	$1,102	(24.5)%	$597	(11.7)%
Fiscal 2022 compared to 2021: The decrease in interest expense was due to lower principal outstanding on our loan payable in 2022 than in 2021 due to principal payments made on our 2018 Loan during the fourth quarter of 2021 through February 2022. In February 2022, we repaid the remaining outstanding principal balance of the 2018 Loan in the amount of $25.0 million and entered into the new 2022 Loan in the amount of $27.5 million which has an interest-only payment period through March 31, 2024.
Fiscal 2021 compared to 2020: The decrease in interest expense was primarily due to lower interest rates on our variable-rate term loan.
Non-Cash Interest Expense Related to the Sale of Future Royalties
Below is a summary of our non-cash interest expense related to the sale of future royalties (dollars in thousands):

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Non-cash interest expense related to the sale of future royalties	$(1,673)	$—	$—	$(1,673)	(a)	$—	(a)
(a) Percent change is not meaningful.
Fiscal 2022 compared to 2021: Non-cash interest expense related to the sale of future royalties reflects the recognized amortization of the deferred royalty obligation that we recorded following the receipt of the $10.0 million upfront payment from HCR in June 2022.

Other Income, net
Below is a summary of our other income (expense), net (dollars in thousands):

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Other income, net	$1,633	$687	$1,568	$946	137.7%	$(881)	(56.2)%
Fiscal 2022 compared to 2021: The increase in other income, net was primarily due to sales of certain lab equipment and supplies for a net gain of $1.5 million and increased investment income during the twelve months ended December 31, 2022. Partially offsetting these increases were fluctuations related to revaluation of our exit fees.
Fiscal 2021 compared to 2020: The changes in other income, net were primarily due to lower income earned on our investments, which was largely offset by the revaluation of our exit fee related to our term loan agreement following receipt of the FDA CRL on July 28, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Below is a summary of our cash, cash equivalents and short-term investments (in thousands):

	Year Ended December 31,		Change 2022 vs. 2021
	2022	2021	$	%
Cash and cash equivalents	$96,140	$72,428	$23,712	32.7%
Short-term investments	27,769	44,261	(16,492)	(37.3)%
Total liquid funds	$123,909	$116,689	$7,220	6.2%
As of December 31, 2022, we had cash and short-term investments of approximately $123.9 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of December 31, 2022 is $780.1 million. Our current level of cash and short-term investments alone is not sufficient to meet our plans for the next twelve months following the filing of these financial statements on March 2, 2023. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these financial statements. We plan to address our operating cash flow requirements with our current cash and short-term investments, cash generated from product sales of IBSRELA, and if approved, cash generated from sales of XPHOZAH, the potential receipt of anticipated milestone payments from our collaboration partners, the potential receipt of anticipated payments from KKC under the 2022 Amendment, with additional financing sources and through the implementation of cash preservation activities to reduce or defer discretionary spending.
There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations for at least the next twelve months following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event that we can no longer continue as a going concern.
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 ("2020 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under an Open Market Sales Agreement with Jefferies LLC ("Jefferies"), as sales agent, deemed to be “at the market offerings” "2020 Open Market Sales Agreement"). Pursuant to the 2020 Open Market Sales Agreement, Jefferies received a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2020 Open Market Sales Agreement. As of December 31, 2021, we had sold 23.3 million shares and received the maximum gross proceeds of $100.0 million pursuant to the 2020 Open Market Sales Agreement.

In August 2021, we filed an additional prospectus supplement under the 2020 Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies ("2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are not required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of December 31, 2022 we have sold 79.8 million shares and received gross proceeds of $98.1 million at a weighted average sales price of approximately $1.23 per share under the 2021 Open Market Sales Agreement. Subsequent to December 31, 2022, we received additional gross proceeds of $20.0 million for the sale of an additional 7.7 million shares which were settled between January 1, 2023 to January 12, 2023 and were sold at a weighted average sales price of approximately $2.60 per share under the 2021 Open Market Sales Agreement. There have been no other sales under the 2021 Open Market Sales Agreement after the January 12, 2023 settlement date.
In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 ("2023 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” ("2023 Open Market Sales Agreement"). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. There have been no sales of our common stock under the 2023 Open Market Sales Agreement.
In February 2022, we entered into a loan and security agreement (“2022 Loan Agreement”) with SLR Investment Corp ("SLR"). The 2022 Loan Agreement provides for a senior secured term loan facility, with $27.5 million funded at closing and an additional $22.5 million that we may borrow on or prior to July 25, 2023; provided that (i) we had received approval by the FDA for our NDA for XPHOZAH by December 31, 2022, and (ii) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement. In August 2022, we entered into an amendment to the 2022 Loan Agreement with SLR that extended the date by which we must receive approval by the FDA for our NDA for XPHOZAH in order to borrow the additional $22.5 million from December 31, 2022 to March 31, 2023. In February 2023, we further amended the 2022 Loan Agreement (“2023 Amendment”) such that, we may borrow the additional $22.5 million under the 2022 Loan Agreement until December 20, 2023; provided that (i) we have received FDA approval for our NDA for XPHOZAH by November 30, 2023, or (ii) we have achieved certain product revenue milestone targets described in the 2023 Amendment.
The initial funding of $27.5 million was used to repay the 2018 Loan and is funding our ongoing operations. We had $25.0 million principal from the 2018 Loan outstanding as of the closing date. In connection with entering into the 2022 Loan Agreement, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (“2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis ("Revenue Milestone"), tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying balance sheets.
In October 2022, we announced that our collaboration partner, KKC, submitted a New Drug Application to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. In accordance with the terms of the 2022 Amendment, KKC paid an aggregate of $35.0 million to us in milestone payments and payments associated with the 2022 Amendment during the quarter ended December 31, 2022.
Our primary sources of cash have been from the sale and issuance of common stock (in both public offerings and private placements), private placements of convertible preferred stock, funds from our collaboration partnerships, funds from our 2018 Loan Agreement and 2022 Loan Agreement, as well as from sales of IBSRELA.

Our primary uses of cash have been to fund operating expenses, primarily research and development expenditures, as well as pre-commercial and commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Our future funding requirements will depend on many factors, including, but not limited to:
•the extent to which we are able to generate product revenue from sales of IBSRELA;
•whether we are successful in securing approval for our NDA for XPHOZAH, and the time and cost associated with securing such approval;
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
•the timing, receipt and amount of any milestones that may be received from our collaboration partners in connection with tenapanor, if any
•the timing, receipt, and amount of revenue, if any, that may be received by KKC in connection with the 2022 KKC Amendment;
•the timing, receipt, and amount of royalties we may receive as a result of sales of tenapanor by our collaboration partners in China and Canada, if any;
•the cash requirements for the discovery and/or development of other potential product candidates, including RDX013 and RDX020;
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
CASH FLOW ACTIVITIES
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,			Change 2022 vs. 2021		Change 2021 vs. 2020
	2022	2021	2020	$	%	$	%
Net cash used in operating activities	$(70,044)	$(152,551)	$(81,435)	$82,507	(54.1)%	$(71,116)	87.3%
Net cash provided by (used in) investing activities	18,415	50,948	(31,442)	(32,533)	(63.9)%	82,390	(262.0)%
Net cash provided by financing activities	75,341	82,999	22,776	(7,658)	(9.2)%	60,223	264.4%
Net increase (decrease) in cash and cash equivalents	$23,712	$(18,604)	$(90,101)	$42,316	(227.5)%	$71,497	(79.4)%

Cash Flows from Operating Activities
Fiscal 2022 compared to 2021: Net cash used in operating activities during the twelve months ended December 31, 2022 decreased by $82.5 million primarily as a result of decreased spending on research and development expenses during the twelve months ended December 31, 2022 as compared to the twelve months ended December 31, 2021, as well net product sales of IBSRELA and $35.0 million of milestone payments and payments under the second amendment to the 2017 KKC Agreement which we earned in 2022 upon KKC's submission of a New Drug Application to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. Partially offsetting the net loss improvement were changes to our operating assets and liabilities related to expenditures for commercial manufacturing and inventory for the production of IBSRELA.
Fiscal 2021 compared to 2020: Net cash used in operating activities during the year ended December 31, 2021 increased by $71.1 million as a result of our increased net loss for the period. The increased net loss was primarily driven by costs associated with building and staffing our commercial infrastructure and teams as we prepared for the anticipated U.S. launch of XPHOZAH. In addition to the increased net loss, cash flows related to our operating assets and liabilities increased in the amount of $8.7 million.
Cash Flows from Investing Activities
Fiscal 2022 compared to 2021: Net cash provided by investing activities decreased by $32.5 million due to lower investment balances and the timing of our investment maturities, which was partially offset by $1.8 million proceeds from sale of laboratory equipment and supplies during the twelve months ended December 31, 2022.
Fiscal 2021 compared to 2020: Net cash provided by investing activities increased by $82.4 million as our investment maturities increased to exceed the cost to purchase investments.
Cash Flows from Financing Activities
Fiscal 2022 compared to 2021: Net cash provided by financing activities decreased by $7.7 million primarily due to $29.5 million lower proceeds from issuance of common stock under at-the-market offerings and well as increased payments in the amount of $13.6 million to repay the principal outstanding on the 2018 Loan. Partially offsetting these amounts were $27.0 million net proceeds received from the 2022 Loan and $9.6 million net proceeds from the sales of future royalties during the twelve months ended December 31, 2022
Fiscal 2021 compared to 2020: Net cash provided by financing activities increased by $60.2 million due to net proceeds from issuance of our common stock pursuant to our at-the-market offerings, which were partially offset by principal repayments for our 2018 Loan.
SMALLER REPORTING COMPANY AND NON-ACCELERATED FILER STATUS
On June 28, 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company ("SRC") definition, whereby we were determined to qualify as a SRC. On March 12, 2020, the SEC amended its rules to allow SRCs that have less than $100.0 million in annual revenue and a public float of less than $700.0 million to qualify as a non-accelerated filer. As a non-accelerated filer, we were not required to obtain an opinion of our independent auditors with respect to our internal controls over financial reporting as of December 31, 2020.
On June 30, 2022, our public float did not exceed $700.0 million and we had less than $100.0 million in annual revenue, thereby allowing us to qualify as a SRC and a non-accelerated filer as of December 31, 2022. We have determined to avail ourselves of most of the SRC scaled disclosure accommodations and we were not required to obtain an opinion of our independent auditors with respect to our internal controls over financial reporting for the period ended December 31, 2022.

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
As of December 31, 2022, we had cash, cash equivalents and short-term investments of $123.9 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including corporate bonds, commercial paper, U.S. treasury securities and U.S. government-sponsored agency bonds. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. As of December 31, 2022, borrowings under the 2022 Loan bear interest at a floating per annum rate equal to 7.95% plus the greater of (i) one tenth percent (0.10%) and (ii) the one-month rate published by the Intercontinental Exchange Benchmark Administration Ltd ("ICE") or its successor. A hypothetical increase in one-month ICE of 100 basis points above the current one-month ICE rates would have increased our interest expense by approximately $0.3 million for the year ended December 31, 2022. As of December 31, 2022 we had an aggregate principal amount of $26.7 million outstanding pursuant to our 2022 Loan Agreement.
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
As of December 31, 2022, we had no open forward foreign currency exchange contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ARDELYX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardelyx, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Ardelyx, Inc. (“Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Estimates of Reserves for Variable Consideration
Description of the Matter
As described in Note 2 to the financial statements, the Company recognizes revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration relating to off-invoice discounts, chargebacks or rebates, wholesaler fees, group purchasing organization administrative fees, patient copay assistance programs, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales which may not be known at the point of sale. Government-mandated rebates under the Medicaid Drug Rebate Program (“Medicaid”) and the Medicare Coverage Gap Program (“Medicare") are estimated based on estimated payor mix and statutory discount rates. Patient copay assistance program amounts are estimated based on terms of the program and redemption information provided by third-party claims processing organizations. Product returns are estimated based on the Company’s experience and specific known market events and trends. The Company’s total estimate of reserves for variable consideration was $2.8 million as of December 31, 2022. During 2022, the Company recorded $6.0 million in total reductions to gross commercial product sales as a result of reserves for variable consideration.

Auditing the Company’s estimates of reserves for variable consideration relating to Medicaid and Medicare claims, patient copay assistance and product returns involved evaluation of management’s subjective judgments regarding the reasonableness of various assumptions used. The Company has a limited history upon which to base such estimates, and changes in these estimated assumptions may have a material effect on the amount of reserves recorded for variable consideration.

How We Addressed the Matter in Our Audit
To test the Company’s estimates of reserves for variable consideration relating to Medicaid and Medicare claims, patient copay assistance and product returns, our audit procedures included, among others, evaluating the methodologies and assumptions used and testing the accuracy and completeness of the underlying data used in the Company’s analysis. We evaluated the assumptions used by management against third-party industry data and actual trends, evaluated the reasonableness of changes in estimated reserves during the year, and assessed the accuracy of the Company’s estimates against actual results. We also performed sensitivity analyses to determine the effect of changes in management’s assumptions on the amount of reserves recorded for variable consideration, where appropriate. Further, we evaluated the appropriateness of classification and disclosure of the Company’s reserves for variable consideration in the financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
San Mateo, California
March 2, 2023

ARDELYX, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$96,140	$72,428
Short-term investments	27,769	44,261
Accounts receivable	7,733	502
Inventory	3,282	—
Prepaid commercial manufacturing	13,567	9,406
Prepaid expenses and other current assets	5,112	7,052
Total current assets	153,603	133,649
Property and equipment, net	1,223	2,362
Inventory, non-current	25,064	—
Right-of-use assets	9,295	12,752
Other assets	881	1,150
Total assets	$190,066	$149,913
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,859	$4,277
Accrued compensation and benefits	7,548	5,422
Current portion of operating lease liability	3,894	3,492
Current portion of long-term debt	26,711	32,264
Deferred revenue	4,211	—
Accrued expenses and other current liabilities	12,380	7,366
Total current liabilities	65,603	52,821
Operating lease liability, net of current portion	5,855	9,748
Deferred revenue, non-current	9,025	4,727
Deferred royalty obligation related to the sale of future royalties	11,254	—
Total liabilities	91,737	67,296
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 198,575,016 and 130,182,535 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	20	13
Additional paid-in capital	878,500	795,540
Accumulated deficit	(780,137)	(712,930)
Accumulated other comprehensive loss	(54)	(6)
Total stockholders’ equity	98,329	82,617
Total liabilities and stockholders’ equity	$190,066	$149,913
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product sales, net	$15,600	$—	$—
Product supply revenue	1,527	907	1,501
Licensing revenue	35,031	5,013	706
Collaborative development revenue	—	4,177	5,364
Total revenues	52,158	10,097	7,571
Operating expenses:
Cost of revenue	4,117	1,000	145
Research and development	35,201	91,140	65,053
Selling, general and administrative	76,599	72,303	33,153
Total operating expenses	115,917	164,443	98,351
Loss from operations	(63,759)	(154,346)	(90,780)
Interest expense	(3,400)	(4,502)	(5,099)
Non-cash interest expense related to the sale of future royalties	(1,673)	—	—
Other income, net	1,633	687	1,568
Loss before provision for income taxes	(67,199)	(158,161)	(94,311)
Provision for income taxes	8	4	2
Net loss	$(67,207)	$(158,165)	$(94,313)
Net loss per share of common stock - basic and diluted	$(0.42)	$(1.52)	$(1.05)
Shares used in computing net loss per share - basic and diluted	158,690,083	104,205,645	89,582,138
Comprehensive loss:
Net loss	$(67,207)	$(158,165)	$(94,313)
Unrealized losses on available-for-sale securities	(48)	(2)	(24)
Comprehensive loss	$(67,255)	$(158,167)	$(94,337)
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	88,817,741	$9	$647,078	$(460,452)	$20	$186,655
Issuance of common stock under employee stock purchase plan	169,931	—	834	—	—	834
Issuance of common stock for services	42,403	—	310	—	—	310
Issuance of common stock upon exercise of options	445,942	—	1,020	—	—	1,020
Issuance of common stock upon vesting of restricted stock units	866,528	—	—	—	—	—
Stock-based compensation	—	—	10,583	—	—	10,583
Unrealized losses on available-for-sale securities	—	—	—	—	(24)	(24)
Issuance of common stock in at the market offering	3,257,430	—	21,047	—	—	21,047
Net loss	—	—	—	(94,313)	—	(94,313)
Balance as of December 31, 2020	93,599,975	$9	$680,872	$(554,765)	$(4)	$126,112
Issuance of common stock under employee stock purchase plan	386,664	—	819	—	—	819
Issuance of common stock for services	25,989	—	190	—	—	190
Issuance of common stock upon exercise of options	331,310	—	584	—	—	584
Issuance of common stock upon vesting of restricted stock units	167,158	—	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(106)	—	—	(106)
Issuance of common stock in at the market offering	35,671,439	4	101,142	—	—	101,146
Stock-based compensation	—	—	12,039	—	—	12,039
Unrealized losses on available-for-sale securities	—	—	—	—	(2)	(2)
Net loss	—	—	—	(158,165)	—	(158,165)
Balance as of December 31, 2021	130,182,535	$13	$795,540	$(712,930)	$(6)	$82,617
Issuance of common stock under employee stock purchase plan	308,356	—	195	—	—	195
Issuance of common stock for services	711,675	—	390	—	—	390
Issuance of common stock upon exercise of options	14,080	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	3,243,828	—	—	—	—	—
Issuance of common stock in at the market offering	64,114,542	7	71,618	—	—	71,625
Stock-based compensation	—	—	10,750	—	—	10,750
Unrealized losses on available-for-sale securities	—	—	—	—	(48)	(48)
Net loss	—	—	—	(67,207)	—	(67,207)
Balance as of December 31, 2022	198,575,016	$20	$878,500	$(780,137)	$(54)	$98,329
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	2022	2021	2020
Operating activities
Net loss	$(67,207)	$(158,165)	$(94,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,144	2,807	2,541
Non-cash lease expense	3,457	3,085	2,147
Stock-based compensation	10,750	12,039	10,583
Change in derivative liabilities	583	(678)	407
Debt refinancing costs	102	—	—
Gain on sale of equipment	(1,260)	—	—
Non-cash interest expense	1,962	283	413
Changes in operating assets and liabilities:
Unbilled revenue	—	—	750
Accounts receivable	(7,231)	(502)	—
Inventory	(28,346)	—	—
Prepaid commercial manufacturing	(4,161)	(9,406)	—
Prepaid expenses and other assets	2,299	502	(4,653)
Accounts payable	6,582	(1,349)	3,439
Accrued compensation and benefits	2,126	(250)	1,219
Operating lease liabilities	(3,491)	(2,853)	(2,604)
Accrued and other liabilities	4,138	1,386	(1,000)
Deferred revenue	8,509	550	(364)
Net cash used in operating activities	(70,044)	(152,551)	(81,435)
Investing activities
Proceeds from maturities and redemptions of investments	67,000	125,550	119,734
Purchases of investments	(50,328)	(72,735)	(150,852)
Proceeds from sale of property and equipment	1,798	—	—
Purchases of property and equipment	(55)	(1,867)	(324)
Net cash provided by (used in) investing activities	18,415	50,948	(31,442)
Financing activities
Proceeds from 2022 Loan, net of issuance costs	26,971	—	—
Payments for 2018 Loan, net of costs	(33,038)	(19,444)	(125)
Proceeds from the sale of future royalties, net of issuance costs	9,581	—	—
Proceeds from issuance of common stock in at the market offering, net of issuance costs	71,625	101,146	21,047
Proceeds from issuance of common stock under equity incentive and stock purchase plans	202	1,403	1,854
Payments for taxes related to net share settlement of equity awards	—	(106)	—
Net cash provided by financing activities	75,341	82,999	22,776
Net increase (decrease) in cash and cash equivalents	23,712	(18,604)	(90,101)
Cash and cash equivalents at beginning of period	72,428	91,032	181,133
Cash and cash equivalents at end of period	$96,140	$72,428	$91,032
Supplementary disclosure of cash flow information:
Cash paid for interest	$2,901	$3,469	$4,200
Cash paid for income taxes	$6	$4	$1
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$1,604	$450
Issuance of common stock for services	$390	$190	$310
Issuance of derivative in connection with issuance of loan payable	$375	$—	$—
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
NOTES TO FINANCIAL STATEMENTS
1.ORGANIZATION AND BASIS OF PRESENTATION
Ardelyx, Inc. (“Company,” “we,” “us” or “our”) is a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent, and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a targeted, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (“IBS-C”). Tenapanor is in development for the control of serum phosphorus in adult patients with chronic kidney disease (“CKD”) on dialysis under the brand name XPHOZAH. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery phase asset, RDX020 for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.
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
Liquidity
As of December 31, 2022, we had cash and short-term investments of approximately $123.9 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of December 31, 2022 is $780.1 million. Our current level of cash and short-term investments alone is not sufficient to meet our plans for the next twelve months following the issuance of these financial statements on March 2, 2023. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these financial statements. We plan to address our operating cash flow requirements with our current cash and short-term investments, cash generated from product sales of IBSRELA, and if approved, cash generated from sales of XPHOZAH, our potential receipt of anticipated milestones payments from our collaboration partners, our potential receipt of anticipated payments from our Japanese collaboration partner under the second amendment to our License Agreement, with additional financing sources and through the implementation of cash preservation activities to reduce or defer discretionary spending.
There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations for at least the next twelve months following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event that we can no longer continue as a going concern.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity date of 90 days or less on the date of purchase to be cash equivalents.

Short-Term Investments
Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than one year, from the date of acquisition. Short-term investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss on our balance sheets. The cost of available-for-sale securities sold is based on the specific-identification method.
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
Impairment of Long-Lived Assets
The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than the asset’s carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. For the years ending December 31, 2022, 2021 and 2020 we have recognized no impairment losses.
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
Accounts Receivable
Accounts receivable is reported net of allowances for returns, chargebacks and contractual off-invoice and prompt-pay discounts offered to our customers. Our estimate of the allowance for doubtful accounts is based on an evaluation of the aging of our receivables. Trade receivable balances are written off against the allowance when it is probable that the receivable will not be collected. To date, we have determined that an allowance for doubtful accounts is not required. As of December 31, 2022 our accounts receivable balance was comprised of $0.7 million from our collaboration agreements and $7.0 million from commercial customers. As of December 31, 2021 our accounts receivable balance was comprised of $0.5 million from our collaborators.

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

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method. Inventory costs include the cost of materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. We primarily use actual costs to determine the cost basis for inventory. The determination of whether inventory costs will be realizable requires management review of the expiration dates of IBSRELA compared to our forecasted sales. If actual market conditions are less favorable than projected by management, write-downs of inventory may be required, which would be recorded as cost of revenue in the statement of operations and comprehensive loss. As of December 31, 2022, we have not recorded any write-offs for excess and obsolete inventory. A portion of inventory that represents product that is not expected to be sold or used within the next 12 months is classified as non-current on our balance sheets.

Product Sales, Net
We account for our commercial product sales, net in accordance with Topic 606 - Revenue from Contracts with Customers. We received approval from the U.S. Food and Drug Administration (“FDA”) in September 2019 to market IBSRELA in the U.S.. We began selling IBSRELA in the U.S. in March 2022. We distribute IBSRELA principally through major wholesalers, specialty pharmacies and group purchasing organizations ("GPOs") (collectively, our "Customers"). Our Customers subsequently sell IBSRELA to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

Reserves for Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration which may be settled in the form of off-invoice discounts, chargebacks, or rebates. Variable consideration includes discounts to customers and government programs, wholesaler fees, group purchasing organization administrative fees, patient copay assistance programs, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of gross accounts receivable if settlement is expected to occur through a reduction in the amounts paid by our customers or a current liability if settlement is expected to occur through a payment from us. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our experience, current contractual and statutory requirements, specific known market events and trends. These reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the IBSRELA product launch.
Rebates: Rebates include wholesaler fees, GPO fees, as well as mandated discounts under the Medicaid Drug Rebate Program ("Medicaid") and the Medicare Coverage Gap Program ("Medicare"). Estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the balance sheets. We estimate our Medicaid and Medicare rebates based upon the estimated payor mix, and statutory discount rates. Our estimates for payor mix are guided by payor information received from specialty pharmacies, expected utilization for wholesaler sales to pharmacies, and available industry payor information.

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
Other Reserves: Patients who have commercial insurance may receive copay assistance when product is dispensed by pharmacies to patients. We estimate the amount of copay assistance provided to eligible patients based on the terms of the program and redemption information provided by third-party claims processing organizations and are recorded in accounts payable and accrued expenses and other current liabilities on the balance sheets. Other reserves include estimated product returns which are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue as well as accounts receivable. We estimate our product returns reserve based upon our experience, and specific known market events and trends.
Collaboration Revenue Recognition
We generate collaboration revenue primarily from research and collaboration and license agreements with customers. Goods and services in the agreements may include the grant of licenses for the use of our technology, the provision of services associated with the research and development of product candidates, manufacturing services, and participation in joint steering committees. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; research, development, regulatory and commercial milestone payments; reimbursement of research and development services; option payments; reimbursement of certain costs; payments for manufacturing supply services; and future royalties on net sales of licensed products.
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
Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, royalty revenue resulting from licensing arrangements has not been material.
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
Cost of Revenue
Cost of revenue consists of the cost of commercial goods sold to our Customers and international partners under product supply agreements as well as royalty expense based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the twelve months ended December 31, 2022 were expensed prior to the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA.
Cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 ("AZ Termination Agreement") is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners as a result of the development and commercialization of tenapanor or certain other NHE3 inhibitors. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $15.3 million as cost of revenue under the AZ Termination Agreement.
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
Stock-Based Compensation
We recognize compensation expense for all stock-based payment awards made to employees, non-employees and directors based on estimated fair values. For employee and non-employee stock options, we determine the grant date fair value of the awards using the Black-Scholes option-pricing model and generally recognize the fair value as stock-based compensation expense on a straight-line basis over the vesting period of the respective awards. For restricted stock and performance-based restricted stock, to the extent they are probable, the compensation cost for these awards is based on the closing price of our common stock on the date of grant and recognized as compensation expense on a straight-line basis over the requisite service period. Stock-based compensation expense is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, our stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Net Loss per Share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potential shares of common stock. Diluted net loss per common share in the periods presented is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive due to the net loss for all periods presented.
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
3.     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Securities classified as cash, cash equivalents and short-term investments as of December 31, 2022 and 2021 are summarized below (in thousands):

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$11,827	$—	$—	$11,827
Money market funds	84,313	—	—	84,313
Total cash and cash equivalents	96,140	—	—	96,140
Short-term investments:
Commercial paper	$25,336	$6	$(51)	$25,291
Corporate bonds	1,000	—	(1)	999
U.S. government-sponsored agency bonds	1,487	—	(8)	1,479
Total short-term investments	27,823	6	(60)	27,769
Total cash equivalents and investments	$123,963	$6	$(60)	$123,909

	December 31, 2021
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$1,253	$—	$—	$1,253
Money market funds	71,175	—	—	71,175
Commercial Paper	—	—	—	—
Corporate bonds	—	—	—	—
Total cash and cash equivalents	72,428	—	—	72,428
Short-term investments
Commercial paper	$31,936	$1	$(2)	$31,935
Corporate bonds	7,025	—	(3)	7,022
Asset backed securities	5,306	—	(2)	5,304
Total short-term investments	44,267	1	(7)	44,261
Total cash equivalents and investments	$116,695	$1	$(7)	$116,689
Cash equivalents consist of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. We invest our cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity on our balance sheets. We use the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in other income, net, in the statement of operations and comprehensive loss.
All of the short-term available-for sale securities held as of December 31, 2022 and 2021 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired or subject to credit losses, we write it down through the statement of operations and comprehensive loss to its fair value and establish that value as a new cost basis for the investment. Our unrealized losses as of December 31, 2022 and 2021 were not material. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of December 31, 2022 and 2021, and no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
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
The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:
Level 1   – Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible to us at the reporting date.
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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$84,313	$84,313	$—	$—
Commercial paper	25,291	—	25,291	—
U.S. government-sponsored agency bonds	1,479	—	1,479	—
Corporate bonds	999	—	999	—
Total	$112,082	$84,313	$27,769	$—

Liabilities:
Derivative liabilities for exit fees	$1,656	$—	$—	$1,656
Total	$1,656	$—	$—	$1,656

	December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$71,175	$71,175	$—	$—
Commercial paper	31,935	—	31,935	—
Corporate bonds	7,022	—	7,022	—
Asset-backed securities	5,304	—	5,304	—
Total	$115,436	$71,175	$44,261	$—

Liabilities:
Derivative liability for exit fee	$698	$—	$—	$698
Total	$698	$—	$—	$698
Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, we estimate fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We classify U.S. government-sponsored agency bonds, U.S. treasury notes, corporate bonds, commercial paper, and asset-backed securities as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities, such as the 2018 Exit Fee and 2022 Exit Fee, as defined and discussed in Note 10. Derivative Liabilities, are classified as Level 3.
The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both December 31, 2022 and 2021, due to their short-term nature.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of December 31, 2022 and 2021.
Fair Value of Debt
The principal amount outstanding under our term loan facilities is subject to a variable interest rate. Therefore, we believe the carrying amount of the term loan facility approximates fair value as of December 31, 2022 and 2021. See Note 9. Borrowings for a description of the Level 2 inputs used to estimate the fair value of the liability.

The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of December 31, 2022 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin Co., Ltd. ("KKC") over the life of the agreement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

5. INVENTORY
We began capitalizing inventory during the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. Inventory as of December 31, 2021 was not material. Inventory as of December 31, 2022 consisted of the following (in thousands):

December 31, 2022
Raw materials	$22,299
Work in process	5,324
Finished goods	723
Total	$28,346
Reported as:
Inventory	$3,282
Inventory, non-current	25,064
Total	$28,346
Prepaid commercial manufacturing of $13.6 million and $9.4 million as of December 31, 2022 and 2021, respectively, consisted of prepayments to third party contract manufacturing organizations for the manufacture of IBSRELA for production orders which we expect work to commence within the next 12 months.

6. PRODUCT REVENUE, NET
We received approval from the FDA in September 2019 to market IBSRELA in the U.S. We began selling IBSRELA in the U.S. in March 2022. We recorded net revenue for IBSRELA of $15.6 million during the twelve months ended December 31, 2022.
Sales to AmerisourceBergen Drug Corporation, Cardinal Health, and McKesson Corporation made up 26.8%, 23.1%, and 21.6%, respectively, of our gross product revenue during the twelve months ended December 31, 2022.
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay and Returns	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Activity related to 2022 sales	825	2,721	2,502	6,048
Credits/deductions issued	(683)	(1,277)	(1,244)	(3,204)
Balance as of December 31, 2022	$142	$1,444	$1,258	$2,844
There were no product sales or gross-to-net accruals during the twelve months ended December 31, 2021 or 2020.
7.     COLLABORATION AND LICENSING AGREEMENTS
Kyowa Kirin Co., Ltd. ("KKC")
2019 KKC Agreement
In November 2019, we entered into a research collaboration and option agreement with KKC ("2019 KKC Agreement”), to undergo research to identify two preclinical study-ready compounds for designation as development compounds, with one compound inhibiting the first undisclosed target (“Program 1”) and a second inhibiting the second undisclosed target (“Program

2”). Pursuant to the 2019 KKC Agreement, upon completion of the research and designation by the research steering committee of one or more development candidates (“DCs”), KKC has the right to execute one or more separate collaborative agreements relating to the development and commercialization of one or both DCs in certain specified territories.
Under the terms of the 2019 KKC Agreement, KKC paid us a non-refundable, non-creditable upfront fee of $10.0 million, in two installments as follows: the first installment of $5.0 million within 30 days of November 11, 2019 ("Effective Date"), and the second installment of $5.0 million on the first anniversary of the Effective Date. The original term of the 2019 KKC Agreement commenced on the Effective Date and was to end on the earliest of: (i) two years following the Effective Date, (ii) the nomination of a program DC for both programs, (iii) the nomination of one program DC and the decision by the parties to cease research for the other program, or (iv) the decision by the parties to cease research for both programs. We entered into three amendments to the 2019 KKC Agreement, which have resulted in the extension of the original term. Under the third amendment to the 2019 KKC Agreement entered into on June 28, 2022, the 2019 KKC Agreement ended on February 28, 2023.
We assessed the 2019 KKC Agreement in accordance with ASC 606 and concluded that the contract’s counterparty, KKC, is a customer. We also considered the modification guidance prescribed in ASC 606 and concluded that the 2019 KKC Agreement should be accounted for as a separate contract from the 2017 KKC Agreement, as defined and discussed below.
We identified various promises in the 2019 KKC Agreement, including the grant of an initial research license, the Program 1 research, the Program 2 research, the right to obtain certain development and commercialization rights with Program 1 in certain territories and the right to obtain development and commercialization rights with Program 2 in certain territories, and participation in a joint steering committee (“JSC”) and determined that KKC could not benefit from either of the research programs without the research license and participation in the JSC. As such, the combined license, research programs and participation in the JSC were deemed to be the highest level of goods and services that can be deemed distinct for each of the Program 1 research and Program 2 research. We concluded that the options to obtain additional development and commercialization rights that are exercisable by KKC under certain circumstances are not performance obligations of the contract at inception because the option fees reflect the standalone selling price of the options, and therefore, the options are not considered to be material rights.
At the outset of the 2019 KKC Agreement, we determined that the initial transaction price was $10.0 million and that revenue associated with the combined performance obligations should be recognized as services are provided using the input method. Since transfer of control occurs over time, in management’s judgment this input method is the best measure of progress towards satisfying the performance obligations and reflects a faithful depiction of the transfer of goods and services. Revenue was recognized over the Program 1 and Program 2 research periods which concluded in 2021.
During the years ended December 31, 2022 and 2021, we recognized zero and $4.2 million, respectively, as revenue under the 2019 KKC Agreement in the statement of operations and comprehensive loss. The transaction price had been fully allocated to revenue as of December 31, 2021 and there was no associated deferred revenue presented on the balance sheet as of December 31, 2022 or 2021. As of December 31, 2022 and 2021, we had no material future obligations under the 2019 KKC Agreement.
2017 KKC Agreement
In November 2017, we entered into an exclusive license agreement with KKC (“2017 KKC Agreement”), under which we granted KKC an exclusive license to develop and commercialize certain NHE3 inhibitors including tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer. We retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those stated above. Pursuant to the 2017 KKC Agreement, KKC is responsible for all costs and expenses incurred in the development and commercialization of tenapanor for all licensed indications in Japan. We are responsible for supplying the tenapanor drug substance for KKC’s use in development and commercialization throughout the term of the 2017 KKC Agreement, provided that KKC may exercise an option to manufacture the tenapanor drug substance under certain conditions. In October 2022, we entered into a Commercial Supply Agreement with KKC to further define the obligations of the parties with respect to the commercial supply of tenapanor drug substance (“2022 KKC Supply Agreement”). As detailed below under the heading “Deferred revenue’ we have received advanced payments from KKC for the manufacturing of tenapanor drug substance that will be used to satisfy KKC needs.

We assessed these arrangements in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments (“ASC 606”) and concluded that the contract counterparty, KKC, is a customer. Under the terms of the 2017 KKC Agreement, we received $30.0 million in up-front license fees, which was recognized as revenue when the agreement was executed. Based on our assessment, management determined that the license and the manufacturing supply services were the material performance obligations at the inception of the 2017 KKC Agreement and, as such, each of the performance obligations is distinct.
Under the terms of the 2017 KKC Agreement, KKC paid us an up-front license fee of $30.0 million,. We may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $20.0 million has been received and recognized as revenue as of December 31, 2022. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $64.6 million at the currency exchange rate on December 31, 2022, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. The variable consideration related to the remaining milestone payments was fully constrained at December 31, 2022 and 2021.
In April 2022, we entered into a second amendment to the 2017 KKC Agreement ("2022 Amendment"). Under the terms of the 2022 Amendment, we and KKC have agreed to a reduction in the royalty rate payable to us by KKC upon net sales of tenapanor for hyperphosphatemia in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future commercial milestones and royalties we may receive under the 2017 KKC Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, KKC agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment due following KKC's filing with the Japanese Ministry of Health, Labour and Welfare of its application for marketing approval for tenapanor and the second payment due following KKC’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan.
In October 2022, we announced that KKC submitted an NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from KKC for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment. We received these payments during the fourth quarter of 2022 and recorded them as licensing revenue on our statement of operations and comprehensive loss. The remaining variable consideration related to the reduction in the royalty rate was fully constrained at December 31, 2022. For the year ended December 31, 2021, $5.0 million of licensing revenue was recorded upon the initiation of phase 3 clinical studies by KKC in Japan to evaluate tenapanor for hyperphosphatemia.
For the years ended December 31, 2022 and 2021, $1.5 million and $0.9 million, respectively, of product supply revenue was recorded for manufacturing supply of tenapanor and other materials to KKC for product development and clinical trials in Japan, in accordance with our agreement with the 2017 KKC Agreement.
For the years ended December 31, 2022 and 2021, $35.0 million and $5.0 million, respectively, of licensing revenue was recorded. The 2022 licensing revenue was earned upon KKC's submission of an NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. The 2021 licensing revenue was recorded upon the initiation of Phase 3 clinical studies by KKC in Japan to evaluate tenapanor for hyperphosphatemia.
Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. ("Fosun Pharma")
In December 2017, we entered into an exclusive license agreement with Fosun Pharma ("Fosun Agreement") for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and IBS-C. We assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, Fosun Pharma, is a customer. Under the terms of the Fosun Agreement, we received $12.0 million in up-front license fees which was recognized as revenue when the agreement was executed. Based on our assessment, we determined that the license and the manufacturing supply services represented the material performance obligations at the inception of the agreement and, as such, each of the performance obligations are distinct.
We may be entitled to additional development and commercialization milestones of up to $110.0 million, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments was fully constrained at December 31, 2022 and 2021.
We recorded no revenue related to the Fosun Agreement during the years ended December 31, 2022 and 2021.

Knight Therapeutics, Inc. ("Knight")
In March 2018, we entered into an exclusive license agreement with Knight Therapeutics, Inc., ("Knight Agreement") for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Knight, is a customer. Based on our assessment, we determined that the license and the manufacturing supply services were the material performance obligations at the inception of the agreement and, as such, each of the performance obligations are distinct.
Under the terms of the Knight Agreement, we received a $2.3 million non-refundable, one-time upfront payment in March 2018 and may be eligible to receive additional development and commercialization milestone payments worth up to CAD22.2, or approximately $16.3 million at the currency exchange rate on December 31, 2022. We are also eligible to receive royalties ranging from the mid-single digits to the low twenties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments were fully constrained at December 31, 2022 and 2021.
For the years ended December 31, 2022 and 2021, $31 thousand and $13 thousand of licensing revenue was recorded, respectively, related to the Knight Agreement. For the years ended December 31, 2022 and 2021, no product supply revenue was recorded, respectively, related to the Knight Agreement.
AstraZeneca AB ("AstraZeneca")
In June 2015, we entered into a termination agreement with AstraZeneca ("AstraZeneca Termination Agreement") pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or another NHE3 inhibitor, up to a maximum of $75.0 million in aggregate for (i) and (ii). For the years ended December 31, 2022 and 2021, we recognized $3.6 million and $1.0 million, respectively, as cost of revenue related to the AstraZeneca Termination Agreement. To date in aggregate, we have recognized $15.3 million of the $75.0 million aggregate maximum related to the AstraZeneca Termination Agreement.

Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period. The December 31, 2022 deferred revenue current and non-current balances are attributable entirely to prepayments for product supply under the 2017 KKC Agreement, while the December 31, 2021 current deferred revenue balance is attributable to the 2019 KKC Agreement and the December 31, 2021 non-current deferred revenue balance is attributable prepayments for product supply under the 2017 KKC Agreement (in thousands):

Deferred revenue - current	2022	2021
Balance at Balance at January 1,	$—	$4,177
Increases due to cash received, excluding amounts recognized as revenue during the period	42	—
Increases due to amounts reclassified from non-current, to be recognized in the next twelve months	3,961	—
Increases to amounts invoiced, for which cash has not yet been received	208	—
Decreases due to revenue recognized in the period for which cash has been received	—	(4,177)
Balance at December 31,	$4,211	$—

Deferred revenue - non-current	2022	2021
Balance at Balance at January 1,	$4,727	$—
Increases due to cash received during the period	7,794	3,242
Increases to amounts invoiced, for which cash has not yet been received	465	—
Increase due to unbilled prepayments recorded during the period	—	1,485
Decreases due to amounts reclassified as current, to be recognized in the next twelve months	(3,961)	—
Balance at December 31,	$9,025	$4,727

8. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES

In June 2022, we and HealthCare Royalty Partners IV, L.P. (“HCR”) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (“HCR Agreement”). Under the terms of the HCR Agreement, HCR has agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the “Royalty Interest Payments”) that we may receive under our 2017 License Agreement with KKC based upon KKC's net sales of tenapanor in Japan for hyperphosphatemia. As consideration for the sale of the Royalty Interest Payments, HCR paid to us a $10.0 million upfront payment, and we are eligible to receive a $5.0 million payment following KKC's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, and another $5.0 million payment in the event net sales by KKC in Japan exceed a certain annual target level by the end of 2025.

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

We received the $10.0 million upfront payment from HCR during June 2022 and recorded it as a deferred royalty obligation related to the sale of future royalties ("deferred royalty obligation") on our balance sheet. Due to our ongoing manufacturing obligations under the 2017 KKC Agreement, we account for the proceeds as imputed debt and therefore will recognize royalties received under the arrangement as non-cash royalty revenue. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from KKC. As part of the sale, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, are being amortized to non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. As future royalties are remitted to us by KKC, and subsequently from us to HCR, the balance of the deferred royalty obligation will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be received from KKC under the 2017 KKC agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are made in U.S. dollars while the underlying sales of the products by KKC are made in Japanese yen, and other events or circumstances that could result in reduced royalty payments from KKC, which are not within our control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the deferred royalty obligation. We periodically assess the estimated royalty payments from KKC and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of December 31, 2022, our effective interest rate used to amortize the liability is 34.4%.

During the twelve months ended December 31, 2022, we recognized approximately $1.7 million of non-cash interest expense for the amortization of the deferred royalty obligation. As of December 31, 2022, we have received no royalty payments from KKC and, therefore, the deferred royalty obligation has not begun to be reduced.
9.     BORROWINGS
Solar Capital and Western Alliance Bank Loan Agreement
In May 2018, we entered into a loan and security agreement ("2018 Loan Agreement"), with Solar Capital Ltd. and Western Alliance Bank ("Lenders”). The 2018 Loan Agreement provided for a $50.0 million term loan facility with a maturity date of November 1, 2022 ("2018 Term Loan”). The full amount of the 2018 Term Loan was funded on May 16, 2018. We received net proceeds from the loan of approximately $49.3 million, after deducting the closing fee, legal expenses and issuance costs. In October 2020, we and the Lenders entered into an amendment to the 2018 Loan Agreement (“2020 Amendment”) to extend the date through which we were permitted to make interest-only payments on the 2018 Term Loan by twelve months to December 1, 2021 subject to the repayment terms noted below.
Borrowings under the 2018 Term Loan bore interest at a floating per annum rate equal to 7.45% plus the one-month London Inter-bank Offered Rate ("LIBOR"). We were permitted to make interest-only payments on the 2018 Term Loan through June 1, 2020, or until we achieved our primary endpoint in the Phase 3 study of tenapanor for the treatment of hyperphosphatemia in end-stage renal disease patients on dialysis prior to June 1, 2020, in which case we would have been permitted to make interest-only payments on the 2018 Term Loan through December 1, 2020. In December 2019, we reported positive topline results for PHREEDOM, a long-term Phase 3 study evaluating the efficacy and safety of tenapanor as monotherapy for the treatment of hyperphosphatemia in adult patients with CKD on dialysis. The Lenders were in agreement that these positive data from the Phase 3 PHREEDOM study achieve the “Phase 3 Endpoint” required by the 2018 Term Loan to extend the interest only period by six months to December 1, 2020. Subsequent to the 2020 Amendment, the interest only period was extended an additional twelve months to December 1, 2021. Accordingly, beginning on December 1, 2021 through the maturity date, we would have been required to make monthly payments of interest plus repayment of the 2018 Term Loan in consecutive equal monthly installments of principal. If however, either the FDA did not approve our NDA for tenapanor for control of serum phosphorus in adult patients with CKD on dialysis on or before May 31, 2021 or the FDA issued a Complete Response Letter ("CRL") for tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, then we would begin principal payments on the earlier of June 1, 2021 or the first day of the month immediately following the date that the FDA issued a CRL to us.
In May and July 2021, we and the Lenders entered into additional amendments to the 2018 Loan Agreement (“the 2021 Amendments”) which together extended the period of time that we were permitted to make interest-only payments on the 2018 Term Loan to December 1, 2021; provided that if we had not received FDA approval for our NDA for tenapanor for the control of serum phosphorus in adult patients with CDK on dialysis on or before October 25, 2021, the interest-only period would expire and principal repayments would be required to begin on November 1, 2021. If principal repayments were required to begin prior to December 1, 2021 under the 2021 Amendments, then the first such repayment was required to include all payments that would have been due if monthly principal repayment had begun on June 1, 2021. Accordingly, during November 2021, in compliance with the terms of our 2018 Loan Agreement, we began to repay principal on the 2018 Term Loan. As of the Closing Date for the 2022 Loan, as discussed below, we owed $25.0 million in principal payments from the 2018 Loan, which we repaid in full at that time.
SLR Investment Corp. Loan Agreement

On February 23, 2022 (“Closing Date”), we entered into a loan and security agreement (“2022 Loan Agreement”) with SLR Investment Corp. as collateral agent (“Agent”), and the lenders listed in the 2022 Loan Agreement (collectively the “2022 Lenders”). The 2022 Loan Agreement provides for a senior secured loan facility, with $27.5 million (“Term A Loan”) funded on the Closing Date and an additional $22.5 million that we may borrow on or prior to July 25, 2023; provided that (i) we have received approval by the FDA for our NDA for XPHOZAH by December 31, 2022, and (ii) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement (“Term B Loan”, and collectively, the Term A Loan and the Term B Loan, the “2022 Loan”). On February 9, 2023, we entered into an amendment to the 2022 Loan Agreement with SLR Investment Corp. that extends the date by which we must receive approval by the FDA for our NDA for the control of serum phosphorus in adult patients with CKD on dialysis in order to borrow the additional $22.5 million from December 31, 2022 to November 30, 2023 and extended the period during which we are permitted to make interest only payments until March 31,

2025 if we receive approval by the FDA for our NDA for XPHOZAH on or prior to November 30, 2023 or achieve a defined net product revenue threshold for 2023. The 2022 Term A Loan funds were used to repay the 2018 Loan with the 2018 Lenders. The 2022 Loan has a maturity date of March 1, 2027.

Borrowings under the 2022 Loan bear interest at a floating per annum rate equal to 7.95% plus the greater of (i) one tenth percent (0.10%) and (ii) the one-month rate published by the Intercontinental Exchange Benchmark Administration Ltd or its successor. We are permitted to make interest-only payments on the 2022 Loan through March 31, 2024 or if certain conditions described above are achieved, through March 31, 2025. Accordingly, beginning on April 1, 2024 or April 1, 2025, we will be required to make monthly payments of interest plus repay the 2022 Loan in consecutive equal monthly installments of principal over 36 months or 24 months, respectively. We were obligated to pay $0.2 million, upon the closing of the Term A Loan, and we are obligated to pay $0.1 million on the earliest of (i) the funding date of the Term B Loan, (ii) July 25, 2023, and (iii) the prepayment, refinancing, substitution, or replacement of the Term A Loan on or prior to July 25, 2023. We are obligated to pay a final fee equal to 4.95% of the aggregate original principal amount of the 2022 Loan funded upon the earliest to occur of the maturity date, the acceleration of the 2022 Loan, and the prepayment, refinancing, substitution, or replacement of the 2022 Loan. We may voluntarily prepay the outstanding 2022 Loan balance, subject to a prepayment premium of (i) 3% of the outstanding principal amount of the 2022 Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the outstanding principal amount of the 2022 Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the outstanding principal amount of the 2022 Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date. The 2022 Loan is secured by substantially all of our assets, except for our intellectual property and certain other customary exclusions. Additionally, in connection with the 2022 Loan, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (“2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis, tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire 10 years from the Closing Date.

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

In addition, the 2022 Loan Agreement contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the 2022 Term Loan, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Loan balance as a current liability as of December 31, 2022 due to the determination of the existence of substantial doubt about our ability to continue operating as a going concern discussed in Note 2. Summary of Significant Accounting Policies: Liquidity and our assessment that the material adverse change clause under the 2022 Loan Agreement is not within our control. The lenders have not invoked the material adverse change clause as of the date of issuance of these financial statements.

As discussed in Note 21. Subsequent Events, on February 9, 2023, we entered into a second amendment (“Second Amendment”) to our Loan Agreement with the Lenders. The Second Amendment extends the interest-only term of the loan by twelve months to March 31, 2025 provided that we either (i) receive approval from the FDA for our NDA for the control of serum phosphorus in adult patients with CKD on dialysis on or prior to November 30, 2023 or (ii) achieve certain product revenue milestone targets as described in the Second Amendment for the year ending December 31, 2023. The Second Amendment also extends the period under which we may draw the Term B Loan from July 25, 2023 to December 20, 2023, and amends the milestone that we must achieve in order to draw the Term B Loan by extending the time period for the receipt of approval by the FDA of the NDA for the control of serum phosphorus in adult patients with CKD on dialysis until November 30, 2023. In addition, the Second Amendment replaces the floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website.

As of December 31, 2022, our future payment obligations related to the 2022 Loan, excluding interest payments and the 2022 final fee, were as follows (in thousands) and may be condensed to the 24 months ending March 1, 2027 if certain conditions noted above to extend the interest-only period are achieved:

2023	$—
2024	7,639
2025	9,167
2026	9,167
2027	2,888
Thereafter	—
Total repayment obligations	28,861
Less: Unamortized discount and debt issuance costs	(1,110)
Less: Unaccreted value of final fee	(1,040)
Long-term debt	26,711
Less: Current portion of long-term debt	(26,711)
Long-term debt, net of current portion	$—
10.    DERIVATIVE LIABILITIES
2018 Exit Fee
In May 2018, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash ("2018 Exit Fee") upon any change of control transaction in respect of the Company or if we obtain both (i) FDA approval of XPHOZAH and (ii) FDA approval of IBSRELA, which was obtained on September 12, 2019 (“2018 Exit Fee Agreement”). Notwithstanding the February 2022 prepayment of the 2018 Loan, our obligation to pay the 2018 Exit Fee will expire on May 16, 2028. We concluded that the 2018 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2018 Exit Fee is recorded as a derivative liability and included in accrued expense and other current liabilities on the accompanying balance sheets. As of December 31, 2022 and 2021, the estimated fair value of the 2018 Exit Fee was $1.2 million and $0.7 million, respectively.
The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: (i) our estimates of both the probability and timing of a potential $1.5 million payment to Solar Capital Ltd. and Western Alliance Bank as a result of the FDA approvals, and (ii) a discount rate which was derived from our estimated cost of debt, adjusted with current LIBOR. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative instrument and it is estimated that a 10% increase (decrease), not to exceed 100%, in the probability of occurrence would result in a fair value fluctuation of no more than $0.1 million.

2022 Exit Fee
In February 2022, in connection with entering into the 2022 Loan Agreement, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (“2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis ("Revenue Milestone"), tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying balance sheets. As of December 31, 2022, the estimated fair value of the 2022 Exit Fee is $0.4 million.
The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the 2022 derivative liability include: (i) our estimates of both the probability and timing of achieving the Revenue Milestone and (ii) the probability and timing of funding the Term B Loan, which is dependent upon (a) approval by the FDA for our NDA for the control of serum phosphorus in adult patients with CKD on dialysis by December 31, 2022, and (b) achievement of certain product revenue milestone targets. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative liability and it is estimated that a 10% increase (decrease) in the probability of occurrence would not result in a material fair value fluctuation.
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our Statements of Operations and were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Balance at January 1,	$698	$1,376	$969
2022 Exit Fee addition at fair value	375	—	—
Changes in estimated fair value:
2018 Exit Fee	510	(678)	407
2022 Exit Fee	73	—	—
Fair value of exit fee derivative liabilities at December 31,	$1,656	$698	$1,376
11.     LEASES
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
We have recorded a right-of-use operating lease asset located in Fremont, California under a lease agreement entered into in September 2008 that was amended multiple times to add space and to extend the lease term through March 2025. The office space consists of 72,500 square feet. We do not have an option to renew the lease at our current Fremont location beyond March 2025.
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
The following table provides additional details of our facility leases presented in our balance sheets (dollars in thousands):

	December 31,
Facilities	2022	2021
Right-of-use assets	$9,295	$12,752

Current portion of lease liabilities	3,894	3,492
Operating lease liability, net of current portion	5,855	9,748
Total	$9,749	$13,240

Weighted-average remaining life (years)	2.4	3.4
Weighted-average discount rate	6.8%	6.9%
The lease costs, which are included in operating expenses in our statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$4,257	$3,671	$2,608
Cash paid for operating lease	$4,292	$3,438	$3,065
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of December 31, 2022 (in thousands):

Ending December 31,
2023	$4,440
2024	4,589
2025	1,321
2026	252
Thereafter	—
Total undiscounted operating lease payments	10,602
Imputed interest expenses	(853)
Total operating lease liabilities	9,749
Less: Current portion of operating lease liability	(3,894)
Operating lease liability, net of current portion	$5,855

12.     STOCKHOLDERS’ EQUITY
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 ("2020 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at-the-market offerings” ("2020 Open Market Sales Agreement"). Pursuant to the 2020 Open Market Sales Agreement, Jefferies, as sales agent, received a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2020 Open Market Sales Agreement. As of December 31, 2021, we had sold 23.3 million shares and received the maximum gross proceeds of $100.0 million pursuant to the 2020 Open Market Sales Agreement.
In August 2021, we filed an additional prospectus supplement under the 2020 Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies ("2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. During the twelve months ended December 31, 2022, we sold 64.1 million shares and received gross proceeds of $73.1 million at a weighted average sales price of approximately $1.14 per share under the 2021 Open Market Sales Agreement. As of December 31, 2022 we sold a total of 79.8 million shares and received gross proceeds of $98.1 million at a weighted average sales price of approximately $1.23 per share under the 2021 Open Market Sales Agreement. During the period January 1, 2023 to January 12, 2023, we received additional gross proceeds of $20.0 million for the sale of an additional 7.7 million shares which were sold at a weighted average sales price of approximately $2.60 per share under the 2021 Open Market Sales Agreement. There have been no other sales under the 2021 Open Market Sales Agreement after December 31, 2022.
In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 ("2023 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at-the-market offerings” ("2023 Open Market Sales Agreement"). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. There have been no sales of our common stock under the 2023 Open Market Sales Agreement.
13.    EQUITY INCENTIVE PLANS
2008 Plan
We granted options under our 2008 Stock Incentive Plan (“2008 Plan”) until June 2014 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2008 Plan. The 2008 Plan provided for the granting of incentive and non-qualified stock options, and stock purchase rights to employees, directors and consultants at the discretion of the board of directors. Stock options granted generally vested over a period of four years from the date of grant. In connection with the board of directors and stockholders’ approval of the 2014 Plan, all remaining shares available for future award under the 2008 Plan were transferred to 2014 Plan, as discussed below, and the 2008 Plan was terminated.
2014 Plan
The 2014 Equity Incentive Award Plan (“2014 Plan”) became effective on June 18, 2014. Under the 2014 Plan, 1.4 million shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights ("SARs"), restricted stock awards, service-based restricted stock unit (“RSU”) awards, performance-based restricted stock unit (“PRSU”) awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards. In addition, 35 thousand shares that had been available for future awards under the 2008 Plan as of June 18, 2014, were added to the initial reserve available under the 2014 Plan, bringing the total reserve upon the effective date of the 2014 Plan to 1.5 million shares. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2014 Plan will be increased by (i) the number of shares represented by awards outstanding under 2008 Plan on June 18, 2014, that are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, up to a maximum of 1.2 million shares, and (ii) if approved by the administrator of the 2014 Plan, an annual increase on the first day of each fiscal year ending in 2024 equal to the lesser of (A) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 10.7 million shares of stock may be issued upon the exercise of incentive stock options.
2016 Plan
In November 2016, our board of directors approved the 2016 Employment Commencement Incentive Plan (“Inducement Plan”) under which 1.0 million shares were reserved. In January 2021, January 2022 and December 2022, 0.5 million, 2.0 million and 3.0 million shares, respectively, were added to the Inducement Plan. As of December 31, 2022, 2.1 million shares of our common stock were subject to inducement grants that were issued pursuant to the Inducement Plan.
Stock Options
A summary of our stock option activity and related information during the twelve months ended December 31, 2022 is as follows (in thousands, except per share dollar amounts and years):

	Shares Available for Grant	Options Issued and Outstanding		Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
		Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2021	4,974	10,417	$7.00
Options authorized	10,207	—	$—
Options granted	(5,392)	5,392	$0.96
Options exercised	—	(14)	$0.99
Options canceled	1,832	(1,832)	$5.80
Issuance of common stock for services	(712)	—	$—
Balance at December 31, 2022	10,909	13,963	$4.83	7.3	$10,156
Vested and expected to vest at December 31, 2022		13,963	$4.83	7.3	$10,156
Exercisable at December 31, 2022		8,283	$6.32	6.3	$2,727
The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between our stock price and the exercise price) of stock options outstanding as of December 31, 2022, based on our common stock closing price of $2.85 per share, which would have been received by the option holders if all their in-the-money options had been exercised as of that date.
The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020, was $30 thousand, $1.7 million, and $2.7 million, respectively.
The weighted-average grant-date estimated fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $0.63, $3.92 and $4.82 per share, respectively. The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	4.9	5.0	6.0
Expected volatility	92.1%	77.0%	83.0%
Risk-free interest rate	2.2%	4.7%	1.1%
Dividend yield	—%	—%	—%

Expected Term—We have limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock-option grants. As such, the expected term was initially estimated using the simplified method whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Beginning in 2021, we estimate the expected term of our options based upon historical exercises and post-vesting termination behavior, which has not resulted in a material difference as compared to using the simplified method.
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
Restricted Stock Units
A summary of our RSUs activity and related information for the twelve months ended December 31, 2022 is as follows (in thousands, except per share dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2021	3,529	$2.04
Granted	2,195	$0.89
Vested	(3,956)	$1.34
Forfeited	(362)	$2.23
Non-vested restricted stock units at December 31, 2022	1,406	$2.17
The total estimated fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $2.6 million, $0.8 million and zero, respectively.
In July 2018, we granted 0.9 million PRSUs to our employees that vested upon the achievement of certain performance conditions, subject to the employees’ continued service relationship with us through the achievement date. During 2020, we granted an additional 30 thousand PRSUs subject to the same performance conditions. All 0.9 million of these PRSUs vested in September 2020.
Issuance of Common Stock for Services
During the years ended December 31, 2022, 2021 and 2020, we issued approximately 0.7 million, 26 thousand and 42 thousand shares, respectively, of common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under our Non-Employee Director Compensation Program. The shares issued during the years ended December 31, 2022, 2021 and 2020 were valued at $0.4 million, $0.2 million and $0.3 million for each year, respectively, based on the fair value of the common stock on the date of grant.
Employee Stock Purchase Plan
We adopted the 2014 Employee Stock Purchase Plan (“ESPP”) and initially reserved approximately 0.2 million shares of common stock as of its effective date of June 18, 2014. If approved by the administrator of the ESPP, on the first day of each calendar year, ending in 2024, the number of shares in the reserve will increase by an amount equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 2.2 million shares of our common stock may be issued under the ESPP.

A summary of our ESPP activity during the twelve months ended December 31, 2022 is as follows (in thousands, except per share dollar amounts):

	Shares Available for Grant	Number of Shares Purchased	Average Purchase Price per Share	Gross Proceeds
Balance at December 31, 2021	899	1,048
Shares purchased	(308)	308	$0.63	$195
Balance at December 31, 2022	591	1,356
The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to our employees:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	0.5	0.5	0.5
Expected volatility	97.2%	123.0%	79.4%
Risk-free interest rate	1.9%	0.7%	0.5%
Dividend yield	—%	—%	—%
Stock-based Compensation Expense
Stock-based compensation expense recognized for stock options, RSUs, PRSUs and our ESPP are recorded as operating expenses in our statements of operations and comprehensive loss, as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Selling, general and administrative	$7,525	$7,923	$6,522
Research and development	3,225	4,116	4,061
Total	$10,750	$12,039	$10,583
A summary of our total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 31, 2022 is as follows (dollars in thousands):

	December 31, 2022
	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock options grant	$9,434	2.55
RSU grants	$2,937	2.95
ESPP	$22	0.2
14.     RESTRUCTURING
During 2021, we implemented restructuring plans in August and October following the receipt of a Complete Response Letter (“CRL”) from the U.S. FDA relating to our new drug application (“NDA”) for XPHOZAH and following the conclusion of an End of Review Type A meeting with the FDA, respectively. Both restructuring plans were substantially completed in December 2021 and most of the cash payments related to the reduction in workforce were disbursed prior to December 31, 2021.
Impacted employees were eligible to receive severance benefits and additional Company funded COBRA premiums, contingent upon an impacted employee’s execution (and non-revocation) of a separation agreement, which included a general release of claims against us. In connection with restructuring, we incurred restructuring charges of $6.2 million, which were recorded during the twelve months ended December 31, 2021, related to one-time termination notice and severance payments and other employee-related costs. We did not incur any significant contract termination costs pursuant to restructuring. Of the charges, $2.7 million was recorded in research and development expenses, and $3.5 million was recorded in selling, general and administrative expense in the accompanying statements of operations and comprehensive loss. Most of the cash payments related to the reduction in workforce were disbursed during the twelve months ended December 31, 2021. We reported the remaining estimated restructuring liability of zero and $0.5 million as accrued compensation and benefits in our balance sheet as of December 31, 2022 and 2021, respectively.
In addition, in October, 2021, our Board approved, and management has implemented a retention program consisting of cash payments and grants of RSUs to our employees, including our executives, not impacted by the reduction in force.
15.     PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$46	$7,474
Office equipment and furniture	2,089	2,034
Leasehold improvements	8,745	8,745
Property and equipment, gross	10,880	18,253
Less: accumulated depreciation	(9,657)	(15,891)
Total property and equipment, net	$1,223	$2,362
We recognized depreciation expense in the amount of $0.7 million, $1.4 million, and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
During the year ended December 31, 2022, following the elimination of our internal research organization in the fourth quarter of 2021, we sold laboratory equipment with total net carrying value of $0.5 million and received cash proceeds of $1.8 million, resulting in a gain of $1.3 million which has been reported within other income, net on our statement of operations and comprehensive loss.
16.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued payments due to AstraZeneca	$3,385	$69
Accrued gross to net revenue liabilities	1,991	—
Accrued contract manufacturing expenses	1,657	2,485
Derivative liability for exit fees	1,656	698
Accrued non-clinical research and development expenses	1,188	265
Accrued professional and consulting services	808	597
Accrued sales and marketing expenses	587	256
Accrued clinical expenses	223	2,522
Other	885	474
Total accrued expenses and other current liabilities	$12,380	$7,366

17.    INCOME TAXES
The components of our provision for income taxes for the years ended December 31, 2022, 2021 and 2020, are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
State	$8	$4	$2
Foreign	—	—	—
Total current	8	4	2
Deferred:
Federal	—	—	—
Total deferred	—	—	—
Provision for income taxes	$8	$4	$2
A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax at the federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9	0.4	0.7
Tax credits	1.5	1.0	1.3
Executive compensation disallowed under IRC Sec 162(m)	(1.6)	(1.1)	(0.5)
Stock based compensation	(2.3)	(1.3)	(0.1)
Other	(0.8)	—	(0.1)
Change in valuation allowance	(19.7)	(20.0)	(22.3)
Income tax provision	—%	—%	—%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Amortization and depreciation	$64,111	$61,098
Net operating loss carryforwards	86,547	74,989
Tax credits	14,411	13,827
Stock-based compensation	5,244	4,054
Other	7,486	3,867
Gross deferred tax assets	177,799	157,835
Valuation allowance	(175,670)	(155,141)
Deferred tax assets net of valuation allowance	2,129	2,694
Deferred tax liabilities:
Right-of-use asset	(2,129)	(2,689)
Other	—	(5)
Net deferred tax assets	$—	$—
Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence evaluated was our cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2022, December 31, 2021 and December 31, 2020, a full valuation allowance has been recorded against our net deferred tax asset. The valuation allowance increased by $20.5 million in 2022 primarily due to increases in net operating losses. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
As of December 31, 2022, we had net operating loss carryforwards for federal income tax purposes of approximately $433.6 million, of which approximately $283.4 million can be carried forward indefinitely and the remaining net operating losses expire beginning in 2030, if not utilized. Federal research and development tax credit carryforwards of approximately $17.2 million that expire beginning in 2027, if not utilized, and foreign tax credit carryforwards of approximately $1.2 million that expire in 2027, if not utilized.
In addition, we had net operating loss carryforwards for California income tax purposes of approximately $89.8 million that expire beginning of 2030, if not utilized, and state research and development tax credit carryforwards of approximately $8.6 million which can be carried forward indefinitely. We had approximately $0.1 million of minimum tax credit carryovers for California income tax purposes. The minimum tax credits have no expiration date. We had other state net operating losses of approximately $19.0 million that begin to expire in 2031.
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
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement did not have a material impact on our deferred tax assets and did not result in a cash tax liability as we have historically elected to capitalized research and development expenses for tax purposes.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of year	$24,426	$23,624	$24,538
Additions based on tax positions related to current year	460	1,613	474
Subtractions related to lapse of statute of limitation	(811)	—	—
Subtractions based on tax positions related to prior year	—	(811)	(1,388)
Balance at end of year	$24,075	$24,426	$23,624
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
We have elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2022, 2021 and 2020, we did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of an income tax audit is highly uncertain, we do not anticipate that the amount of existing unrecognized tax benefits will significantly change during the next 12 months.
We file a U.S. federal income tax return and income tax returns in various state and local jurisdictions. Due to our net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and state tax examinations. We are not currently under examination in any tax jurisdiction.

18.    GEOGRAPHIC INFORMATION AND CONCENTRATIONS
Revenues are attributed to geographical areas based on the location at which we earned revenue for product sales of IBSRELA or the domicile of our collaboration partners. A summary of our revenue by geographic areas for the years ended December 31, 2022, 2021 and 2020, is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States (1)	$15,600	$—	$—
International:
Asia Pacific (2)	36,527	10,084	6,765
North America (3)	31	13	806
Total revenue	$52,158	$10,097	$7,571
(1)Revenues from the United States are comprised of amounts earned from sales of IBSRELA.
(2)Revenues from Asia Pacific are primarily comprised of amounts earned in accordance with the 2017 KKC Agreement and the 2019 KKC Agreement.
(3)Revenues from North America are comprised of amounts earned from Canada in accordance with the Knight Agreement.
Revenues from Customers and collaboration partnerships accounting for more than 10% of total revenues during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
KKC	70.0%	100%	89%
Knight	0.1%	—%	11%
AmerisourceBergen Drug Corporation	11.1%	—%	—%
Historically, we have not experienced credit losses from our accounts receivable. We have not recorded a reserve for credit losses as of December 31, 2022 and 2021.
19.    NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the years ended December 31, 2022, 2021 and 2020, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share dollar amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(67,207)	$(158,165)	$(94,313)
Denominator:
Weighted average common shares outstanding - basic and diluted	158,690	104,206	89,582
Net loss per share - basic and diluted	$(0.42)	$(1.52)	$(1.05)

For the years ended December 31, 2022, 2021 and 2020, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	13,522	11,871	9,247
Restricted stock units	2,694	1,602	26
ESPP shares issuable	166	207	94
Warrants to purchase common stock	—	—	932
Total	16,382	13,680	10,299
The number of potential common shares that would have been included in diluted income per share had it not been for the anti-dilutive effect caused by the net loss, computed by converting these securities using the treasury stock method during the years ended December 31, 2022, 2021 and 2020, was approximately 0.6 million, 1.1 million and 2.1 million, respectively.
20.    COMMITMENTS AND CONTINGENCIES
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
Legal Proceedings and Claims

On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the “Securities Class Actions”). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between August 6, 2020, and July 19, 2021. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 29, 2022. Defendants filed a motion to dismiss the amended complaint on December 2, 2022. In January and February 2023, in lieu of filing a response to defendant’s motion to dismiss, plaintiffs filed a motion seeking leave to further amend their compliant and defendants filed an opposition to the motion for leave to further amend the complaint. A hearing on the motion for leave to further amend the complaint is scheduled for mid-May 2023. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed in the U.S. District Court for the Northern District of California purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC. The complaints allege that the defendants violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, for personally making and/or causing Ardelyx to make materially false and misleading statements regarding the Company’s business, operations and prospects. The complaint seeks contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the anticipated motion(s) to dismiss in the Securities Class Actions. On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris action and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of December 31, 2022, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of December 31, 2022.
21.    SUBSEQUENT EVENTS
In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 ("2023 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at-the-market offerings” ("2023 Open Market Sales Agreement"). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement.
On February 9, 2023, we entered into a second amendment (“Second Amendment”) to our Loan Agreement with the Lenders. The Second Amendment extends the interest-only term of the loan by twelve months to March 31, 2025 provided that we either (i) receive approval from the FDA for our NDA for the control of serum phosphorus in adult patients with CKD on dialysis on or prior to November 30, 2023 or (ii) achieve certain product revenue milestone targets as described in the Second Amendment for the year ending December 31, 2023. The Second Amendment also extends the period under which we may draw the Term B Loan from July 25, 2023 to December 20, 2023, and amends the milestone that we must achieve in order to draw the Term B Loan by extending the time period for the receipt of approval by the FDA of the NDA for the control of serum phosphorus in adult patients with CKD on dialysis until November 30, 2023. In addition, the Second Amendment replaces the floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2022, management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial and Operations Officer ("CFOO"), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFOO, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFOO concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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
Our management assessed our internal control over financial reporting as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our website at www.ardelyx.com. The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. If we make any amendment to, or waiver from, a provision of our Code of Conduct that we are required to disclose under SEC rules, we intend to satisfy that disclosure requirement by posting such information to our website at www.ardelyx.com. The contents of our websites are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
ITEM 16.    FORM 10-K SUMMARY
None.
Exhibit Index

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/24/2014	3.1
3.2	Amended and Restated Bylaws	8-K	6/24/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S-1/A	6/18/2014	4.2
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/8/2021	10.31
10.1(a)	Termination Agreement, dated June 2, 2015, by and between AstraZeneca AB and Ardelyx, Inc.	10-Q	8/12/2015	10.1
10.1(b)	Amendment No. 1 to Termination Agreement and to Manufacturing and Supply Agreement, dated November 2, 2015 by and between AstraZeneca AB and Ardelyx, Inc.	10-K	3/4/2016	10.1(d)
10.2(a)	Lease, dated August 8, 2008, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(a)
10.2(b)	First Amendment to Lease, dated December 20, 2012, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(b)
10.2(c)	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8-K	9/9/2014	10.1
10.2(d)	Third Amendment to Lease, dated April 28, 2016, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	10-Q	8/8/2016	10.3
10.2(e)	Fourth Amendment to Lease, dated May 25, 2021, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC				X
10.2(f)	Fifth Amendment to Lease, dated May 25, 2021, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8-K	6/1/2021	10.1
10.3	Lease Agreement, dated December 30, 2020, by and between Ardelyx, Inc. and Prospect Fifth Ave, LLC.	10-K	3/8/2021	10.31
10.4(a)#	Ardelyx, Inc. 2008 Stock Incentive Plan, as amended	S-1	5/19/2014	10.5(a)

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Stock Incentive Plan, as amended	S-1	5/19/2014	10.5(b)
10.4(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2008 Stock Incentive Plan, as amended	S-1	5/19/2014	10.5(c)
10.5(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan	S-8	7/14/2014	99.3
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan	S-1/A	6/9/2014	10.6(b)
10.5(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan	S-1/A	6/9/2014	10.6(c)
10.6#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan	S-8	7/14/2014	99.6
10.7(a)#	Ardelyx, Inc. 2016 Employment Commencement Incentive Plan	S-8	11/10/2016	99.1
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/10/2016	99.2
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/10/2016	99.3
10.7(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/10/2016	99.4
10.8	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated June 2, 2015	S-3	7/13/2015	99.1
10.9	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated July 14, 2016	10-Q	8/8/2016	10.2
10.10#	Form of Indemnification Agreement for directors and officers	S-1/A	6/9/2014	10.7
10.11#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab	S-1/A	6/9/2014	10.8
10.12#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.13
10.13(a)#	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and David P. Rosenbaum, Ph.D.	10-Q	5/8/2018	10.1
10.13(b)#	Amendment Number One to Second Amended and Restated Change in Control Severance Agreement and Retention Agreement dated December 1, 2021 between Ardelyx, Inc. and David Rosenbaum	10-K	2/28/2022	10.20
10.14#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.14
10.15#	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and Elizabeth Grammer.	10-Q	5/8/2018	10.0
10.16#	Offer Letter, dated April 27, 2020, by and between Ardelyx, Inc. and Susan Rodriguez	10-Q	8/6/2020	10.1
10.17#	Change in Control Severance Agreement dated June 2, 2020, by and between Ardelyx, Inc. and Susan Rodriguez	10-Q	8/6/2020	10.2
10.18#	Offer Letter, dated June 2, 2020, by and between Ardelyx, Inc. and Justin Renz	10-Q	8/6/2020	10.3
10.19#	Change in Control Severance Agreement, dated June 8, 2020, by and between Ardelyx, Inc. and Justin Renz	10-Q	8/6/2020	10.4
10.20(a)#	Non-Employee Director Compensation Program	S-1/A	6/9/2014	10.21
10.20(b)#	Description of amendments to Non-Employee Director Compensation Program	8-K	3/9/2017	N/A
10.20(c)#	Amended and Restated Non-Employee Director Compensation Program.	10-Q	5/7/2019	10.1

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.20(d)#	Second Amended and Restated Non-Employee Director Compensation Program	10-Q	8/4/2022	10.3
10.21(a)††	License Agreement, dated November 27, 2017, by and between Kyowa Hakko Kirin Co. , Ltd. and Ardelyx, Inc.	10-K	3/14/2018	10.35
10.21(b)	Amendment Number 1 to License Agreement, dated as of November 27, 2017, by and among Ardelyx, Inc., and Kyowa Kirin Co., Ltd.				X
10.21(c)††	Amendment Number 2 to License Agreement, dated as of April 11, 2022, by and among Ardelyx, Inc., and Kyowa Kirin Co., Ltd.	8-K	4/11/2022	10.1
10.22††	License Agreement, dated December 11, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. and Ardelyx, Inc.	10-K	3/14/2018	10.36
10.23††	Royalty and Sales Milestone Interest Acquisition Agreement dated June 29, 2022, by and between Ardelyx, Inc. and Healthcare Royalty Partners IV, L.P.	10-Q	8/4/2022	10.1
10.24(a)	Loan and Security Agreement dated February 23, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.	10-Q	5/5/2022	10.1
10.24(b)	First Amendment to the Loan and Security Agreement dated August 1, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.	10-Q	8/4/2022	10.2
10.24(c)	Second Amendment to the Loan and Security Agreement dated February 9, 2023, by and between Ardelyx, Inc. and SLR Investment Corp.				X
10.25	Exit Fee Agreement dated February 23, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.	10-Q	5/5/2022	10.2
10.26	Exit Fee Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.	10-Q	8/7/2018	10.2
10.27(a)††	Manufacturing Services Agreement, dated May 18, 2020, between Ardelyx, Inc. and Patheon Pharmaceuticals Inc.	10-Q	8/6/2020	10.5
10.27(b)††	First Amendment to the Manufacturing Services Agreement dated February 27, 2023, between Ardelyx, Inc. and Patheon Pharmaceuticals Inc.				X
10.29	Open Market Sales Agreement, dated August 31, 2021 between Ardelyx, Inc. and Jefferies LLC.	8-K	8/13/2021	10.1
10.30	Open Market Sales Agreement, dated January 18, 2023 between Ardelyx, Inc. and Jefferies LLC.	S-3	1/19/2023	1.2
23.1	Consent of Independent Registered Public Accounting Firm			—	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended			—	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended			—	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350			—	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document			—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			—	X
_______________________________

†    Confidential treatment granted as to portions of this Exhibit. The confidential portions of this Exhibit have been omitted and are marked by asterisks.
††    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: March 2, 2023	By:	/s/ Robert Felsch
Robert Felsch Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Michael Raab, Justin Renz, and Robert Felsch, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Raab	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2023
Michael Raab

/s/ Justin Renz	Chief Financial and Operations Officer (Principal Financial Officer)	March 2, 2023
Justin Renz

/s/ Robert Felsch	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2023
Robert Felsch

/s/ David Mott	Chairman of the Board of Directors	March 2, 2023
David Mott

/s/ Robert Bazemore	Director	March 2, 2023
Robert Bazemore

/s/ William Bertrand, Jr.	Director	March 2, 2023
William Bertrand, Jr., J.D.

/s/ Muna Bhanji	Director	March 2, 2023
Muna Bhanji, R.Ph

/s/ Geoffrey A. Block	Director	March 2, 2023
Geoffrey A. Block, M.D.

/s/ Onaiza Cadoret-Manier	Director	March 2, 2023
Onaiza Cadoret-Manier

/s/ Jan M. Lundberg	Director	March 2, 2023
Jan M. Lundberg, Ph.D.

/s/ Richard Rodgers	Director	March 2, 2023
Richard Rodgers