Form 10-Q
period 2023-03-31
ARDELYX, INC.
filed 2023-05-03
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of April 28, 2023, was 214,462,429.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•our expectations regarding the timing of receipt from the U.S. Food and Drug Administration (“FDA”) of an Acknowledgement of Receipt letter for our new drug application (“NDA”) for XPHOZAH® (tenapanor) for the control of serum phosphorus in adult patients with chronic kidney disease patients (“CKD”) on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy, and our current expectation that such letter will include the classification of the resubmission and the goal review date for our NDA;
•our expectations regarding the development of a label for the commercialization of XPHOZAH and our belief regarding what indication may be included in such a label;
•our expectations regarding the potential for FDA approval for the NDA for XPHOZAH;
•our expectations regarding the timing of the FDA’s review of the NDA for XPHOZAH and, if approved, our current expectations regarding our timing to launch XPHOZAH;
•our plans to address our operating cash flow requirements with our current cash, cash equivalents and short-term investments, cash generated from the sales of IBSRELA®, and if approved, sales of XPHOZAH, the potential receipt of anticipated milestone payments from our collaboration partners, the potential receipt of anticipated payments from our Japanese collaboration partner under the second amendment to our License Agreement, with additional financing sources and through the implementation of cash preservation activities to reduce or defer discretionary spending;
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

•We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA in the U.S., and prepare for and commercialize XPHOZAH in the U.S., if approved. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or, delay or limit the commercialization of XPHOZAH, if approved.

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
The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

NOTE REGARDING TRADEMARKS

ARDELYX®, IBSRELA®, and XPHOZAH® are trademarks of Ardelyx. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,487	$96,140
Short-term investments	37,886	27,769
Accounts receivable	12,120	7,733
Inventory	4,823	3,282
Prepaid commercial manufacturing	13,835	13,567
Prepaid expenses and other current assets	5,896	5,112
Total current assets	167,047	153,603
Inventory, non-current	40,124	25,064
Right-of-use assets	7,972	9,295
Property and equipment, net	1,102	1,223
Other assets	774	881
Total assets	$217,019	$190,066
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,513	$10,859
Accrued compensation and benefits	5,074	7,548
Current portion of long-term debt	26,880	26,711
Current portion of operating lease liability	3,998	3,894
Deferred revenue	5,545	4,211
Accrued expenses and other current liabilities	11,053	12,380
Total current liabilities	63,063	65,603
Operating lease liability, net of current portion	4,814	5,855
Deferred revenue, non-current	11,498	9,025
Deferred royalty obligation related to the sale of future royalties	12,223	11,254
Total liabilities	91,598	91,737
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 214,462,050 and 198,575,016 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	21	20
Additional paid-in capital	932,330	878,500
Accumulated deficit	(806,910)	(780,137)
Accumulated other comprehensive loss	(20)	(54)
Total stockholders’ equity	125,421	98,329
Total liabilities and stockholders’ equity	$217,019	$190,066
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product sales, net	$11,355	$450
Product supply revenue	2	14
Licensing revenue	12	4
Total revenues	11,369	468
Operating expenses:
Cost of revenue	1,537	85
Research and development	9,093	8,851
Selling, general and administrative	26,803	19,339
Total operating expenses	37,433	28,275
Loss from operations	(26,064)	(27,807)
Interest expense	(1,028)	(746)
Non-cash interest expense related to the sale of future royalties	(969)	—
Other income, net	1,302	484
Loss before provision for income taxes	(26,759)	(28,069)
Provision for income taxes	14	2
Net loss	$(26,773)	$(28,071)
Net loss per share of common stock - basic and diluted	$(0.13)	$(0.21)
Shares used in computing net loss per share - basic and diluted	207,023,127	130,934,795
Comprehensive loss:
Net loss	$(26,773)	$(28,071)
Unrealized gains (losses) on available-for-sale securities	34	(82)
Comprehensive loss	$(26,739)	$(28,153)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2023 and 2022
(Unaudited)
(in thousands, except shares)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	198,575,016	$20	$878,500	$(780,137)	$(54)	$98,329
Issuance of common stock under employee stock purchase plan	165,969	—	138	—	—	138
Issuance of common stock upon exercise of options	36,001	—	62	—	—	62
Issuance of common stock upon vesting of restricted stock units	207,773	—	—	—	—	—
Issuance of common stock in at the market offering	15,477,291	1	50,718	—	—	50,719
Stock-based compensation	—	—	2,912	—	—	2,912
Unrealized gains on available-for-sale securities	—	—	—	—	34	34
Net loss	—	—	—	(26,773)	—	(26,773)
Balance as of March 31, 2023	214,462,050	$21	$932,330	$(806,910)	$(20)	$125,421

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	130,182,535	$13	$795,540	$(712,930)	$(6)	$82,617
Issuance of common stock under employee stock purchase plan	127,100	—	83	—	—	83
Issuance of common stock upon vesting of restricted stock units	113,469	—	—	—	—	—
Issuance of common stock in at the market offering	5,907,256	1	5,920	—	—	5,921
Stock-based compensation	—	—	3,722	—	—	3,722
Unrealized losses on available-for-sale securities	—	—	—	—	(82)	(82)
Net loss	—	—	—	(28,071)	—	(28,071)
Balance as of March 31, 2022	136,330,360	$14	$805,265	$(741,001)	$(88)	$64,190

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(26,773)	$(28,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	(3)	463
Non-cash lease expense	902	842
Stock-based compensation	2,912	3,722
Change in derivative liabilities	70	15
Debt refinancing costs	—	102
Gain on sale of equipment	—	(710)
Impairment of long-lived assets	429	—
Non-cash interest expense	1,044	109
Changes in operating assets and liabilities:
Accounts receivable	(4,387)	(3,892)
Inventory	(16,601)	(3,487)
Prepaid commercial manufacturing	(268)	(9,393)
Prepaid expenses and other assets	(774)	9,086
Accounts payable	(346)	753
Accrued compensation and benefits	(2,474)	882
Operating lease liabilities	(937)	(836)
Accrued and other liabilities	(1,396)	(1,041)
Deferred revenue	3,807	3,836
Net cash used in operating activities	(44,795)	(27,620)
Investing activities
Proceeds from maturities and redemptions of investments	11,000	27,300
Purchases of investments	(20,763)	(25,763)
Proceeds from sale of property and equipment	—	795
Purchases of property and equipment	(14)	—
Net cash (used in) provided by investing activities	(9,777)	2,332
Financing activities
Proceeds from 2022 Loan, net of issuance costs	—	26,971
Payments for 2018 Loan, net of costs	—	(33,038)
Proceeds from issuance of common stock in at the market offering, net of issuance costs	50,719	5,921
Proceeds from issuance of common stock under equity incentive and stock purchase plans	200	83
Net cash provided by (used in) financing activities	50,919	(63)
Net decrease in cash and cash equivalents	(3,653)	(25,351)
Cash and cash equivalents at beginning of period	96,140	72,428
Cash and cash equivalents at end of period	$92,487	$47,077
Supplementary disclosure of cash flow information:
Cash paid for interest	$860	$741
Cash paid for income taxes	$—	$1
Supplementary disclosure of non-cash activities:
Issuance of derivative in connection with issuance of loan payable	$—	$375

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share amounts and where otherwise noted)
1.ORGANIZATION AND BASIS OF PRESENTATION
Ardelyx, Inc. (“Company,” “we,” “us” or “our”) is a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative, first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a targeted, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (“IBS-C”). In April 2023, we resubmitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for the approval of XPHOZAH (tenapanor) for the control of serum phosphate in adult patients with chronic kidney disease (“CKD”) on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy, under the brand name XPHOZAH. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery phase asset, RDX020 for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.
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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023, or for any other interim period or future year.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes thereto. On an ongoing basis, management evaluates its estimates, including those related to recognition of revenue, clinical trial accruals, contract manufacturing accruals, utilization of inventory, fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.
Liquidity
As of March 31, 2023, we had cash, cash equivalents and short-term investments of approximately $130.4 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of March 31, 2023 is $806.9 million. Our current level of cash, cash equivalents and short-term investments alone is not sufficient to meet our plans for the next twelve months following the issuance of these condensed financial statements on May 3, 2023. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. We plan to address our operating cash flow requirements with our current cash, cash equivalents and short-term investments, cash generated from product sales of IBSRELA, and if approved, cash generated from sales of XPHOZAH, our potential receipt of anticipated milestones payments from our collaboration partners, our potential receipt of anticipated payments from our Japanese collaboration partner under the second amendment to our License Agreement, with additional financing sources and through the implementation of cash preservation activities to reduce or defer discretionary spending.

There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations for at least the next twelve months following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected. These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event that we can no longer continue as a going concern.
Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2 to our audited financial statements for the fiscal year ended December 31, 2022, included in our Annual Report on Form 10-K. There have been no material changes in our significant accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recent Accounting Pronouncements
New Accounting Pronouncements - Recently Adopted
We have adopted no new accounting pronouncements subsequent to filing our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements Not Yet Adopted
There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.
NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and short-term investments as of March 31, 2023 and December 31, 2022 are summarized below (in thousands):

	March 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,986	$—	$—	$7,986
Money market funds	84,501	—	—	84,501
Total cash and cash equivalents	92,487	—	—	92,487
Short-term investments:
Commercial paper	$23,353	$3	$(23)	$23,333
U.S. government-sponsored agency bonds	12,618	8	(6)	12,620
Asset backed securities	1,935	—	(2)	1,933
Total short-term investments	37,906	11	(31)	37,886
Total cash, cash equivalents and investments	$130,393	$11	$(31)	$130,373

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$11,827	$—	$—	$11,827
Money market funds	84,313	—	—	84,313
Total cash and cash equivalents	96,140	—	—	96,140
Short-term investments
Commercial paper	$25,336	$6	$(51)	$25,291
Corporate bonds	1,000	—	(1)	999
U.S. government-sponsored agency bonds	1,487	—	(8)	1,479
Total short-term investments	27,823	6	(60)	27,769
Total cash, cash equivalents and investments	$123,963	$6	$(60)	$123,909
Cash equivalents consist of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. We invest our cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity on our condensed balance sheets. We use the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in other income, net, in the statement of operations and comprehensive loss.
All of the short-term available-for sale securities held as of March 31, 2023 and December 31, 2022 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired or subject to credit losses, we write it down through the statement of operations and comprehensive loss to its fair value and establish that value as a new cost basis for the investment. Our unrealized losses as of March 31, 2023 and December 31, 2022 were not material. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of March 31, 2023 and December 31, 2022, and no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$84,501	$84,501	$—	$—
Commercial paper	23,333	—	23,333	—
U.S. government-sponsored agency bonds	12,620	—	12,620	—
Asset-backed securities	1,933	—	1,933	—
Total	$122,387	$84,501	$37,886	$—

Liabilities:
Derivative liabilities for exit fees	$1,726	$—	$—	$1,726
Total	$1,726	$—	$—	$1,726

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$84,313	$84,313	$—	$—
Commercial paper	25,291	—	25,291	—
Corporate bonds	999	—	999	—
U.S. government-sponsored agency bonds	1,479	—	1,479	—
Total	$112,082	$84,313	$27,769	$—

Liabilities:
Derivative liability for exit fee	$1,656	$—	$—	$1,656
Total	$1,656	$—	$—	$1,656
Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, we estimate fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We classify U.S. government-sponsored agency bonds, U.S. treasury notes, corporate bonds, commercial paper, and asset-backed securities as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities, such as the 2018 Exit Fee and the 2022 Exit Fee, as defined and discussed in Note 9. Derivative Liabilities, are classified as Level 3.

The carrying amounts reflected in the condensed balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both March 31, 2023 and December 31, 2022, due to their short-term nature.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of March 31, 2023 and December 31, 2022.

Fair Value of Debt

The principal amount outstanding under our term loan facilities is subject to a variable interest rate. Therefore, we believe the carrying amount of the term loan facility approximates fair value as of March 31, 2023 and December 31, 2022. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.

The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of March 31, 2023 and December 31, 2022 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin Co., Ltd. ("Kyowa Kirin") over the life of the agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

NOTE 4. INVENTORY
We began capitalizing inventory during the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. Inventory as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$21,702	$22,299
Work in process	22,566	5,324
Finished goods	679	723
Total	$44,947	$28,346
Reported as:
Inventory	$4,823	$3,282
Inventory, non-current	40,124	25,064
Total	$44,947	$28,346
Prepaid commercial manufacturing of $13.8 million and $13.6 million as of March 31, 2023 and December 31, 2022, respectively, consisted of prepayments to third party contract manufacturing organizations for the manufacture of IBSRELA for production orders which we expect work to commence within the next 12 months.

NOTE 5. PRODUCT REVENUE, NET

We received approval from the FDA in September 2019 to market IBSRELA in the U.S. We began selling IBSRELA in the U.S. in March 2022. We recorded net revenue for IBSRELA of $11.4 million and $0.5 million during the three months ended March 31, 2023 and 2022, respectively. We distribute IBSRELA principally through major wholesalers, specialty pharmacies and group purchasing organizations ("GPOs") (collectively, our "Customers"). Our Customers subsequently sell IBSRELA to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.
Sales to Cardinal Health, AmerisourceBergen Drug Corporation, and McKesson Corporation made up 22.2%, 21.6%, and 20.8%, respectively, of our product sales, net during the three months ended March 31, 2023.
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay and Returns	Total
Balance as of December 31, 2022	$142	$1,444	$1,258	$2,844
Provisions	824	2,361	2,575	5,760
Credits/payments	(726)	(1,685)	(1,909)	(4,320)
Balance as of March 31, 2023	$240	$2,120	$1,924	$4,284

NOTE 6. COLLABORATION AND LICENSING AGREEMENTS
Kyowa Kirin Co., Ltd. (“Kyowa Kirin”)
In November 2017, we entered into an exclusive license agreement with Kyowa Kirin (“2017 Kyowa Kirin Agreement”), under which we granted Kyowa Kirin an exclusive license to develop and commercialize certain NHE3 inhibitors including tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer. We retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those stated above. Pursuant to the 2017 Kyowa Kirin Agreement, Kyowa Kirin is responsible for all costs and expenses incurred in the development and commercialization of tenapanor for all licensed indications in Japan. We are responsible for supplying the tenapanor drug substance for Kyowa Kirin’s use in development and commercialization throughout the term of the 2017 Kyowa Kirin Agreement, provided that Kyowa Kirin may exercise an option to manufacture the tenapanor drug substance under certain conditions. In October 2022, we entered into a Commercial Supply Agreement with Kyowa Kirin to further define the obligations of the parties with respect to the commercial supply of tenapanor drug substance (“2022 Kyowa Kirin Supply Agreement”). As detailed below under the heading “Deferred revenue’ we have received advanced payments from Kyowa Kirin for the manufacturing of tenapanor drug substance that will be used to satisfy Kyowa Kirin needs.
We assessed these arrangements in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments (“ASC 606”) and concluded that the contract counterparty, Kyowa Kirin, is a customer. Under the terms of the 2017 Kyowa Kirin Agreement, we received $30.0 million in upfront license fees, which was recognized as revenue when the agreement was executed. Based on our assessment, management determined that the license and the manufacturing supply services were its material performance obligations at the inception of the 2017 Kyowa Kirin Agreement, and as such, each of the performance obligations is distinct.
Under the terms of the 2017 Kyowa Kirin Agreement, Kyowa Kirin paid us an up-front license fee of $30.0 million. We may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $20.0 million has been received and recognized as revenue as of March 31, 2023. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $64.1 million at the currency exchange rate on March 31, 2023, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. The variable consideration related to the remaining milestone payments was fully constrained at March 31, 2023.
In April 2022, we entered into a second amendment to the 2017 Kyowa Kirin Agreement ("2022 Amendment"). Under the terms of the 2022 Amendment, we and Kyowa Kirin have agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor for hyperphosphatemia in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future commercial milestones and royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment due following Kyowa Kirin's filing with the Japanese Ministry of Health, Labour and Welfare of its application for marketing approval for tenapanor and the second payment due following Kyowa Kirin’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan.
In October 2022, we announced that Kyowa Kirin submitted an NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment. We received these payments during the fourth quarter of 2022 and recorded them as licensing revenue on our statement of operations and comprehensive loss. The remaining variable consideration related to the reduction in the royalty rate was fully constrained at March 31, 2023.
During the three months ended March 31, 2023 and 2022, we did not recognize a material amount of revenue pursuant to the 2017 Kyowa Kirin Agreement.

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
We may be entitled to receive development and commercialization milestones of up to $110.0 million, of which $3.0 million has been received and recognized as revenue as of March 31, 2023, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments was fully constrained at March 31, 2023.
During the three months ended March 31, 2023 and 2022, we did not recognize a material amount of revenue pursuant to the Fosun Agreement.
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
Under the terms of the Knight Agreement, we received a $2.3 million non-refundable, one-time upfront payment in March 2018 and may be eligible to receive additional development and commercialization milestone payments worth up to CAD 22.2 million, or approximately $16.3 million at the currency exchange rate on March 31, 2023, of which $0.7 million has been received and recognized as revenue as of March 31, 2023. We are also eligible to receive royalties ranging from the mid-single digits to the low twenties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments was fully constrained at March 31, 2023.
During the three months ended March 31, 2023 and 2022, we did not recognize a material amount of revenue pursuant to the Knight Agreement.
AstraZeneca AB (“AstraZeneca”)
In June 2015, we entered into a termination agreement with AstraZeneca (the “AstraZeneca Termination Agreement”) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or other NHE3 products, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of March 31, 2023, to date in aggregate, we have recognized $16.4 million of the $75.0 million, which has been recorded as cost of revenue, and have paid AstraZeneca $11.9 million. During the three months ended March 31, 2023, we recognized and recorded $1.2 million as cost of revenue related to the AstraZeneca Termination Agreement. During the three months ended March 31, 2022 we recognized $0.1 million as cost of revenue related to the AstraZeneca Termination Agreement.

Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period, which are all attributable to the 2017 Kyowa Kirin Agreement (in thousands):

Deferred revenue - current	2023	2022
Balance at January 1,	$4,211	$—
Increases due to amounts reclassified from non-current, to be recognized in the next twelve months	809
Increases to amounts invoiced, for which cash has not yet been received	525	—
Balance at March 31,	$5,545	$—

Deferred revenue - non-current	2023	2022
Balance at January 1,	$9,025	$4,727
Increases to amounts invoiced, for which cash has not yet been received	3,282	3,829
Increase due to unbilled prepayments recorded during the period	—	7
Decreases due to amounts reclassified as current, to be recognized in the next twelve months	(809)	—
Balance at March 31,	$11,498	$8,563

NOTE 7. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES

In June 2022, we and HealthCare Royalty Partners IV, L.P. (“HCR”) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (“HCR Agreement”). Under the terms of the HCR Agreement, HCR has agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the “Royalty Interest Payments”) that we may receive under our 2017 License Agreement with Kyowa Kirin based upon Kyowa Kirin's net sales of tenapanor in Japan for hyperphosphatemia. As consideration for the sale of the Royalty Interest Payments, HCR paid to us a $10.0 million upfront payment, and we are eligible to receive a $5.0 million payment following Kyowa Kirin's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, and another $5.0 million payment in the event net sales by Kyowa Kirin in Japan exceed a certain annual target level by the end of 2025.

The HCR Agreement is effective until terminated by the mutual agreement of the parties and contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to prosecution, maintenance, defense and enforcement of certain patent rights in Japan, restrictions regarding our ability to forgive, release or reduce any Royalty Interest Payments due to us under the 2017 Kyowa Kirin Agreement, to create or incur any liens with respect to the Royalty Interest Payments, the 2017 Kyowa Kirin Agreement or certain patents, or to sell, license or transfer certain patents in the field and territory described in the 2017 Kyowa Kirin Agreement.

In addition, the HCR Agreement contains customary events of default with respect to which we may incur indemnification obligations to HCR for any losses incurred by HCR and related parties as a result of the event of default, subject to a specified limitation of liability cap. Under the HCR Agreement, an event of default will occur if, among other things, any of the representations and warranties included in the HCR Agreement proves not to have been true and correct in all material respects, at the time it was made, we breach any of our covenants under the HCR Agreement, subject to specified cure periods with respect to certain breaches, we are in breach or default under the 2017 Kyowa Kirin Agreement in any manner which is likely to cause a material adverse effect on the Royalty Interest Payments, the occurrence of a termination of the 2017 Kyowa Kirin Agreement under certain circumstances or we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, or we are unable to pay our debts as they become due.

We received the $10.0 million upfront payment from HCR during June 2022 and recorded it as a deferred royalty obligation related to the sale of future royalties ("deferred royalty obligation") on our balance sheet. Due to our ongoing manufacturing obligations under the 2017 Kyowa Kirin Agreement, we account for the proceeds as imputed debt and therefore will recognize royalties received under the arrangement as non-cash royalty revenue. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin. As part of the sale, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, are being amortized to non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. As future royalties are remitted to us by Kyowa Kirin, and subsequently from us to HCR, the balance of the deferred royalty obligation will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be received from Kyowa Kirin under the 2017 Kyowa Kirin agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are made in U.S. dollars while the underlying sales of the products by Kyowa Kirin are made in Japanese yen, and other events or circumstances that could result in reduced royalty payments from Kyowa Kirin, which are not within our control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the deferred royalty obligation. We periodically assess the estimated royalty payments from Kyowa Kirin and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of March 31, 2023, our effective interest rate used to amortize the liability is 34.4%.

During the three months ended March 31, 2023, we recognized approximately $1.0 million of non-cash interest expense for the amortization of the deferred royalty obligation. As of March 31, 2023, we have received no royalty payments from Kyowa Kirin and, therefore, the deferred royalty obligation has not begun to be reduced.

NOTE 8. BORROWING

Solar Capital and Western Alliance Bank Loan Agreement

In May 2018, we entered into a loan and security agreement (as amended on October 9, 2020, March 1, 2021, May 5, 2021, and July 29, 2021) (the "2018 Loan Agreement") with Solar Capital Ltd. and Western Alliance Bank (collectively the “2018 Lenders”). The 2018 Loan Agreement provided for a loan facility for up to $50.0 million with a maturity date of November 1, 2022 (the “2018 Loan”). As of the Closing Date for the 2022 Loan, as discussed below, we owed $25.0 million in principal payments from the 2018 Loan, which we repaid in full at that time.

As discussed in Note 9. Derivative Liability, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash upon the occurrence of certain conditions (the "2018 Exit Fee"). Our obligations for the 2018 Exit Fee remain outstanding following the full repayment of the 2018 Loan in February 2022.

SLR Investment Corp. Loan Agreement

On February 23, 2022 (“Closing Date”), we entered into a loan and security agreement (“2022 Loan Agreement”) with SLR Investment Corp. as collateral agent (“Agent”), and the lenders listed in the 2022 Loan Agreement (collectively the “2022 Lenders”). The 2022 Loan Agreement was subsequently amended on August 1, 2022 and February 9, 2023. We concluded that the Loan amendments were modifications to the 2022 Loan Agreement and are accounted for accordingly. The 2022 Loan Agreement as amended provides for a senior secured loan facility, with $27.5 million (“Term A Loan”) funded on the Closing Date and an additional $22.5 million which we may borrow on or prior to December 20, 2023; provided that (i) we have received approval by the FDA for our NDA for XPHOZAH by November 30, 2023, and (ii) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement (“Term B Loan”, and collectively, the Term A Loan and the Term B Loan, the “2022 Loan”). The 2022 Term A Loan funds were used to repay the 2018 Loan with the 2018 Lenders. The 2022 Loan has a maturity date of March 1, 2027.

Borrowings under the 2022 Loan as amended bear interest at a floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. We are permitted to make interest-only payments on the 2022 Loan through March 31, 2024, which date will be extended to March 31, 2025 if we receive approval by the FDA for our NDA for XPHOZAH on or prior to November 30, 2023 or achieve a defined net product revenue threshold for 2023. Accordingly, beginning on April 1, 2024 or April 1, 2025, we will be required to make monthly payments of interest plus repayment of the 2022 Loan in consecutive equal monthly installments of principal over 36 months or 24 months, respectively. We were obligated to pay $0.2 million, upon the closing of the Term A Loan, and we are obligated to pay $0.1 million on the earliest of (i) the funding date of the Term B Loan, (ii) July 25, 2023, and (iii) the prepayment, refinancing, substitution, or replacement of the Term A Loan on or prior to July 25, 2023. We are obligated to pay a final fee equal to 4.95% of the aggregate original principal amount of the 2022 Loan funded upon the earliest to occur of the maturity date, the acceleration of the 2022 Loan, and the prepayment, refinancing, substitution, or replacement of the 2022 Loan. We may voluntarily prepay the outstanding 2022 Loan balance, subject to a prepayment premium of (i) 3% of the outstanding principal amount of the 2022 Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the outstanding principal amount of the 2022 Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the outstanding principal amount of the 2022 Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date. The 2022 Loan is secured by substantially all of our assets, except for our intellectual property and certain other customary exclusions. Additionally, in connection with the 2022 Loan, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (“2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis, tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire 10 years from the Closing Date.

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

In addition, the 2022 Loan Agreement contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the 2022 Term Loan, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Loan balance as a current liability as of March 31, 2023 due to the determination of the existence of substantial doubt about our ability to continue operating as a going concern discussed in Note 1. Organization and Basis of Presentation: Liquidity and our assessment that the material adverse change clause under the 2022 Loan Agreement is not within our control. The lenders have not invoked the material adverse change clause as of the date of issuance of these condensed financial statements.

As of March 31, 2023, our future payment obligations related to the 2022 Loan, excluding interest payments and the 2022 final fee, were as follows (in thousands) and may be condensed to the 24 months ending March 1, 2027 if certain conditions noted above to extend the interest-only period are achieved:

Total repayment obligations	$28,861
Less: Unamortized discount and debt issuance costs	(1,282)
Less: Unaccreted value of final fee	(699)
Long-term debt	26,880
Less: Current portion of long-term debt	(26,880)
Long-term debt, net of current portion	$—
NOTE 9.  DERIVATIVE LIABILITIES
2018 Exit Fee
In May 2018, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash ("2018 Exit Fee") upon any change of control transaction in respect of the Company or if we obtain both (i) FDA approval of XPHOZAH and (ii) FDA approval of IBSRELA, which was obtained on September 12, 2019 (“2018 Exit Fee Agreement”). Notwithstanding the February 2022 prepayment of the 2018 Loan, our obligation to pay the 2018 Exit Fee will expire on May 16, 2028. We concluded that the 2018 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2018 Exit Fee is recorded as a derivative liability and included in accrued expense and other current liabilities on the accompanying condensed balance sheets. As of March 31, 2023 and December 31, 2022, the estimated fair value of the 2018 Exit Fee was $1.3 million and $1.2 million, respectively.
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
2022 Exit Fee
In February 2022, in connection with entering into the 2022 Loan Agreement, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (“2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis ("Revenue Milestone"), tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets. As of March 31, 2023 and December 31, 2022, the estimated fair value of the 2022 Exit Fee was $0.5 million and $0.4 million, respectively.
The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the 2022 derivative liability include: (i) our estimates of both the probability and timing of achieving the Revenue Milestone and (ii) the probability and timing of funding the Term B Loan, which is dependent upon (a) approval by the FDA for our NDA for the control of serum phosphorus in adult patients with CKD on dialysis by November 30, 2023, and (b) achievement of certain product revenue milestone targets. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative liability and it is estimated that a 10% increase (decrease) in the probability of occurrence would not result in a material fair value fluctuation.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our condensed statements of operations and comprehensive loss and were as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	2023	2022
Balance at January 1,	$1,656	$698
2022 Exit Fee addition at fair value	—	375
Changes in estimated fair value:
2018 Exit Fee	48	15
2022 Exit Fee	22	—
Balance at March 31,	$1,726	$1,088
NOTE 10. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
The following table provides additional details of our facility leases presented in our condensed balance sheets (dollars in thousands):

Facilities	March 31, 2023	December 31, 2022
Right-of-use assets	$7,972	$9,295

Current portion of lease liabilities	3,998	3,894
Operating lease liability, net of current portion	4,814	5,855
Total	$8,812	$9,749

Weighted-average remaining life (years)	2.2	2.4
Weighted-average discount rate	6.8%	6.8%
The lease costs, which are included in operating expenses in our condensed statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$1,064	$1,064
Cash paid for operating lease	$1,098	$1,058

The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of March 31, 2023 (in thousands):

Remainder of 2023	$3,343
2024	4,589
2025	1,321
2026	252
Thereafter	—
Total undiscounted operating lease payments	9,505
Imputed interest expenses	(693)
Total operating lease liabilities	8,812
Less: Current portion of operating lease liability	(3,998)
Operating lease liability, net of current portion	$4,814
In March 2023, we entered into a sub-lease Agreement (the “Sub-lease”) with Chronus Health, Inc. ("Chronus). The Sub-lease permits use by Chronus of a portion of the space in our facility in Fremont, California. We lease the facility from a different counterparty under a separate head lease that commenced in September 2008 and has been amended multiple times to add space and to extend the lease term through March 2025. We have sub-leased to Chronus approximately 21,644 square feet of the 72,500 square foot building's interior space, plus corresponding exterior support space and parking. The term of the Sub-lease shall expire on February 1, 2025.
In accordance with the Sub-lease we recognized an impairment of long-lived assets totaling $0.4 million during the three months ended March 31, 2023, which consisted primarily of impairment to the Fremont facility right-of-use asset. The Sub-lease commenced in April 2023 and we have recognized no income from the sub-lease as of March 31, 2023.
NOTE 11. STOCKHOLDERS’ EQUITY
At the Market Offerings Agreement
In August 2021, we filed an additional prospectus supplement under a Registration Statement which was filed in July 2020 for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, received a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. During the three months ended March 31, 2023 we sold 15.5 million shares and received gross proceeds of $51.9 million at a weighted average sales price of approximately $3.35 per share under the 2021 Open Market Sales Agreement. As of March 31, 2023, we have sold a total of 95.2 million shares and received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement.
In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 ("2023 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at-the-market offerings” ("2023 Open Market Sales Agreement"). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. As of March 31, 2023, there have been no sales of our common stock under the 2023 Open Market Sales Agreement.

NOTE 12. EQUITY INCENTIVE PLANS
Stock-Based Compensation
Stock-based compensation expense recognized for stock options, restricted stock units ("RSUs"), and our employee stock purchase program (the "ESPP") are recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$2,088	$2,508
Research and development	824	1,214
Total	$2,912	$3,722
As of March 31, 2023, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock option grants	$21,127	3.2
RSU grants	$7,309	3.3
ESPP	$292	0.3
Stock Options
A summary of our stock option activity and related information for the three months ended March 31, 2023 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2022	13,963	$4.83
Options granted	6,472	$2.78
Options exercised	(36)	$1.65
Options forfeited or canceled	(56)	$5.84
Balance at March 31, 2023	20,343	$4.18
Exercisable at March 31, 2023	9,185	$5.97

Restricted Stock Units
A summary of our RSUs activity and related information for the three months ended March 31, 2023 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2022	1,406	$2.17
Granted	1,784	$2.78
Vested	(208)	$2.68
Forfeited	—	$—
Non-vested restricted stock units at March 31, 2023	2,982	$2.50
Employee Stock Purchase Plan
During the three months ended March 31, 2023, we sold approximately 0.2 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $0.83 per share resulting in proceeds to us of approximately $0.1 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the three months ended March 31, 2023, we issued no shares of our common stock to members of the board of directors in accordance with the program.
NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2023 and 2022, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2023	2022
Net loss	$(26,773)	$(28,071)
Denominator:
Weighted average common shares outstanding - basic and diluted	207,023	130,935
Net loss per share of common stock - basic and diluted	$(0.13)	$(0.21)
For the periods presented, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	19,855	13,266
Restricted stock units	2,931	4,412
ESPP shares issuable	205	154
Total	22,991	17,832

NOTE 14. CONTINGENCIES
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the “Securities Class Actions”). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 29, 2022. Defendants filed a motion to dismiss the amended complaint on December 2, 2022. In January and February 2023, in lieu of filing a response to defendant’s motion to dismiss, plaintiffs filed a motion seeking leave to further amend their complaint and defendants filed an opposition to the motion for leave to further amend the complaint. On April 6, 2023, the court granted plaintiff’s motion for leave to further amend the complaint. With the second amended complaint, the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. The parties have stipulated to a schedule for the filing of Defendants second motion to dismiss on June 2, 2023, and a hearing on the motion to dismiss to held on September 14, 2023. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2023, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of March 31, 2023.
ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx”, “Company”, “we”, “us”, and “our” refer to Ardelyx, Inc.

Overview
We are a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent, and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a targeted, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (“IBS-C”). In April 2023, we resubmitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for the approval of XPHOZAH (tenapanor) for the control of serum phosphate in adult patients with chronic kidney disease (“CKD”) on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy, under the brand name XPHOZAH. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery stage asset, RDX020, for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We realized our first product sales of IBSRELA® (tenapanor) in March 2022. As of March 31, 2023, we had an accumulated deficit of $806.9 million.

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

Our Commercial Product
IBSRELA for IBS-C

Our unique discovery platform and deep understanding of the primary mechanism of sodium transport in the intestine resulted in our discovery and development of IBSRELA, a first-in-class, FDA approved, sodium hydrogen exchange 3 ("NHE3") inhibitor for the treatment of IBS-C in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal ("GI") disorder characterized by both abdominal pain and altered bowel movements, and is estimated to affect 12 million people in the U.S. IBS-C is associated with significantly impaired quality of life, reduced productivity, and substantial economic burden.

We recognized our first sales of IBSRELA in the U.S. in March 2022. For our commercial launch of IBSRELA, we designed a market-responsive commercial strategy and built a commercial organization highly experienced in launching novel therapies into specialty areas. The dynamics of the IBS-C market reflect an established patient base, limited number of competitors all confined to a single mechanism of action, concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a favorable response to the IBSRELA product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on patients currently being managed for IBS-C by the approximately 9,000 high-writing healthcare providers that account for 50% of IBS-C prescriptions. Central to our go to market strategy for IBSRELA has been our highly experienced specialty sales force, many with existing relationships across their GI target base, full company engagement, and innovative peer-to-peer and digital initiatives.

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

Our Product Pipeline

Development Candidate XPHOZAH: A Potential New Approach for the Control of Serum Phosphorus in Adult Patients with CKD on Dialysis Who Have Had an Inadequate Response or Intolerance to a Phosphate Binder Therapy

XPHOZAH (tenapanor) is a first-in-class medicine being developed for the control of serum phosphorus, or hyperphosphatemia, in adult patients with CKD on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy. XPHOZAH has a unique mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. It is estimated that there are more than 550,000 adult patients with CKD on dialysis in the U.S. and approximately 80% of those patients are being treated with phosphate lowering therapies. Seventy-seven percent of patients treated with phosphate binders to treat hyperphosphatemia were unable to consistently maintain phosphorous levels <=5.5 mg/dL over a six-month period. If approved, XPHOZAH would be the first therapy for phosphate management that blocks phosphate absorption at the primary site of uptake.

In June 2020, we submitted a NDA to the FDA for XPHOZAH. The NDA was supported by three Phase 3 trials involving more than 1,200 adult patients that evaluated the use of tenapanor for the control of serum phosphorus in adult patients with CKD on dialysis, with two trials evaluating tenapanor as monotherapy and one trial evaluating tenapanor as part of a dual mechanism approach with phosphate binders. All three Phase 3 trials met their primary and key secondary endpoints.

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

In April 2023, we resubmitted a NDA to the FDA for the approval of XPHOZAH for the control of serum phosphate in adult patients with CKD on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy. An Acknowledgement of Receipt letter from the FDA, confirming the resubmission is complete, is expected in mid-May. We expect that the letter will include the classification of the resubmission and the review goal date. We currently expect that the FDA will act upon the XPHOZAH NDA in the second half of 2023, and that, if approved, we will launch XPHOZAH in the second half of 2023.

We have established commercial agreements with Kyowa Kirin, Co. Ltd. ("Kyowa Kirin") in Japan, Fosun Pharma in China and Knight in Canada for tenapanor for hyperphosphatemia. In October 2022, Kyowa Kirin submitted an NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis.

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

We have a discovery program targeting the inhibition of the chloride bicarbonate exchanger for the treatment of metabolic acidosis, a highly prevalent comorbidity in CKD patients that is strongly correlated with disease progression and adverse outcomes. We have identified lead compounds that are potent, selective and proprietary inhibitors of bicarbonate secretion.

We do not currently expect to meaningfully advance either of these two assets until such time as we have determined our available resources can support additional activities after prioritization of the commercialization of IBSRELA and, if approved, XPHOZAH.

Collaboration Partners
We have exclusive rights to tenapanor in the U.S. and we have established agreements with Kyowa Kirin in Japan, Fosun Pharma in China and Knight in Canada for the development and commercialization of tenapanor for certain indications in their respective territories.

In March 2018, we entered into an exclusive license agreement with Knight (“Knight Agreement”) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million non-refundable, one-time payment in March 2018. We may also be eligible to receive approximately CAD 22.2 million for development and commercialization milestones, or approximately $16.3 million at the currency exchange rate on March 31, 2023, of which $0.7 million has been received and recognized as revenue as of March 31, 2023. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at March 31, 2023.

In November 2017, we entered into an exclusive license agreement with Kyowa Kirin (“2017 Kyowa Kirin Agreement”) for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the 2017 Kyowa Kirin Agreement, we received a $30.0 million upfront payment from Kyowa Kirin, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $20.0 million has been received and recognized as revenue as of March 31, 2023. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $64.1 million at the currency exchange rate on March 31, 2023, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement.
On April 11, 2022, we entered into a second amendment to the 2017 Kyowa Kirin Agreement ("2022 Amendment"). Under the terms of the 2022 Amendment, we and Kyowa Kirin agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor in Japan. The royalty rate was reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment received in the fourth quarter of 2022 following Kyowa Kirin’s October 2022 filing with the Japanese Ministry of Health, Labour and Welfare of its application for marketing approval for tenapanor and the second payment due following Kyowa Kirin’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan.
In October 2022, we announced that Kyowa Kirin submitted a NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment.
In December 2017, we entered into an exclusive license agreement with Fosun Pharma (“Fosun Agreement”) for the development and commercialization of tenapanor in China for both hyperphosphatemia and IBS-C. Under the terms of the Fosun Agreement, Fosun paid us a $12.0 million upfront license fee. We may be entitled to receive development and commercialization milestones of up to $110.0 million, of which $3.0 million has been received and recognized as revenue as of March 31, 2023, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.

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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our condensed financial statements presented in this report are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.
During the three months ended March 31, 2023, we did not adopt any new critical accounting policies and significant judgements and estimates.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Organization and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).
Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through license, research and development collaborative agreements with various collaboration partners. We realized our first commercial product sales of IBSRELA beginning in March 2022. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: the extent to which we are successful in our commercialization of IBSRELA; whether we are able to gain approval from the FDA for our NDA for XPHOZAH; our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA by third-party payors; whether and the extent to which we are successful in our commercialization of XPHOZAH, if approved; whether or when XPHOZAH, if approved, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the end stage renal disease (“ESRD”) prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our or our collaborators’ achievement of clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; addressing any competing technological and market developments; maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; attracting, hiring, and retaining qualified personnel; and the extent to which tenapanor or other licensed products are approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor or other licensed products, our ability to generate future revenue from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.
Cost of Revenue
Cost of revenue consists of the cost of commercial goods sold to our Customers and international partners under product supply agreements, as well as royalty expense based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the three months ended March 31, 2023 were expensed prior to the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. We believe our cost of revenue for the three months ended March 31, 2023 would have been $0.4 million higher if we had not previously expensed certain material and production costs with respect to the units sold. The increase in cost of revenue as of March 31, 2022 would have been immaterial. As of March 31, 2023 and December 31, 2022, we had approximately $26.9 million and $28.0 million, respectively, of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of revenue sold in future periods when sales of IBSRELA are recognized as revenue.
Cost of revenue includes payments due to AstraZeneca AB (“AstraZeneca”), which under the terms of a termination agreement entered into in 2015 (“AZ Termination Agreement”) is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or other NHE3 products. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $16.4 million as cost of revenue under the AZ Termination Agreement. See details in Note 6, Collaboration and Licensing Agreements, under AstraZeneca, in the notes to our financial statement of this Quarterly Report on Form 10-Q.
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
Non-cash interest expense related to the sale of future royalties
Non-cash interest expense related to the sale of future royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future royalties using the effective interest method. As further described in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, in June 2022, we and HealthCare Royalty Partners IV, L.P. (“HCR”) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (“HCR Agreement”). Under the terms of the HCR Agreement, HCR agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the “Royalty Interest Payments”) that we may receive under our 2017 License Agreement with Kyowa Kirin based upon Kyowa Kirin's net sales of tenapanor in Japan for hyperphosphatemia. As part of the HCR Agreement, we received a $10.0 million upfront payment from HCR in June 2022 and recorded it as a deferred royalty obligation on our balance sheet. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin.
Other Income, net
Other income, net consists of interest income earned on our cash and cash equivalents and available-for-sale investments, the periodic revaluation of the exit fee related to our loan, gains on sales of property and equipment, and currency exchange gains and losses.
RESULTS OF OPERATIONS
The results of operations as of March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, for any other interim period, or for any other future year.
Comparison of the three months ended March 31, 2023 and 2022
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Product sales, net	$11,355	$450	$10,905	2,423%
Product supply revenue	2	14	(12)	(86)%
Licensing revenue	12	4	8	200%
Total revenues	$11,369	$468	$10,901	2,329%
The increase in total revenues during the three months ended March 31, 2023 is primarily attributable to $11.4 million of net product sales for IBSRELA to our customers subsequent to the commercial launch of IBSRELA in March 2022.

Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Cost of revenue	$1,537	$85	$1,452	1,708%
Research and development	9,093	8,851	242	3%
Selling, general and administrative	26,803	19,339	7,464	39%
Total operating expenses	$37,433	$28,275	$9,158	32%

Cost of Revenue
The increase to cost of revenue for the three months ended March 31, 2023 is primarily attributable to payments due to AstraZeneca under the AZ Termination Agreement for IBSRELA net product sales during the three months ended March 31, 2023. In addition, during the three months ended March 31, 2023, we incurred $0.4 million cost of goods sold for net product sales of IBSRELA.
Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
External R&D expenses	$4,035	$2,940	$1,095	37%
Employee-related expenses	4,057	4,177	(120)	(3)%
Facilities, equipment and depreciation expenses	630	1,114	(484)	(43)%
Other	371	620	(249)	(40)%
Total research and development expenses	$9,093	$8,851	$242	3%

The increase in our external R&D expenses for the three months ended March 31, 2023 was not material and was primarily the result of external regulatory consulting for tenapanor.
Selling, General and Administrative

The increase in selling, general and administrative expenses for the three months ended March 31, 2023 was primarily due to increased costs associated with the commercial launch of IBSRELA. The increases consisted of headcount and related personnel costs and external spending for disease awareness initiatives, commercial infrastructure and strategy.
Interest Expense
Below is a summary of our interest expense (dollars in thousands):

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Interest expense	$(1,028)	$(746)	$(282)	38%
The increase in interest expense for the three months ended March 31, 2023 was due to a higher variable interest rate applied to our loan balance primarily resulting from market fluctuations.

Non-Cash Interest Expense Related to the Sale of Future Royalties
Below is a summary of our interest expense (dollars in thousands):

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Non-cash interest expense related to the sale of future royalties	$(969)	$—	$(969)	(a)
(a) There was no non-cash interest expense related to the sales of future royalties during the prior year period.
Non-cash interest expense related to the sales of future royalties for the three months ended March 31, 2023 was due to the recognized amortization of the deferred royalty obligation that we recorded following the receipt of the $10.0 million upfront payment from HCR during June 2022.
Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Three Months Ended March 31,		Change 2023 vs. 2022
	2023	2022	$	%
Other income, net	$1,302	$484	$818	169%
The increase in other income, net for the three months ended March 31, 2023 is primarily due to increased income on our investments resulting from higher returns on larger investment balances throughout the period.
Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and investments (dollars in thousands):

	March 31, 2023	December 31, 2022	Change $	Change %
Cash and cash equivalents	$92,487	$96,140	$(3,653)	(4)%
Short-term investments	37,886	27,769	10,117	36%
Total liquid funds	$130,373	$123,909	$6,464	5%
As of March 31, 2023, we had cash, cash equivalents and short-term investments of approximately $130.4 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of March 31, 2023 is $806.9 million. Our current level of cash, cash equivalents and short-term investments alone is not sufficient to meet our plans for the next twelve months following the filing of these condensed financial statements on May 3, 2023. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. We plan to address our operating cash flow requirements with our current cash, cash equivalents and short-term investments, cash generated from product sales of IBSRELA, and if approved, cash generated from sales of XPHOZAH, the potential receipt of anticipated milestone payments from our collaboration partners, the potential receipt of anticipated payments from Kyowa Kirin under the 2022 Amendment, with additional financing sources and through the implementation of cash preservation activities to reduce or defer discretionary spending.
There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations for at least the next twelve months following the issuance of these condensed financial statements, our liquidity, financial condition and business prospects will be materially affected. These condensed financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event that we can no longer continue as a going concern.

In August 2021, we filed an additional prospectus supplement under a Registration Statement which was filed in July 2020 for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, received a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. During the three months ended March 31, 2023 we sold 15.5 million shares and received gross proceeds of $51.9 million at a weighted average sales price of approximately $3.35 per share under the 2021 Open Market Sales Agreement. As of March 31, 2023, we have sold a total of 95.2 million shares and received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement.
In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 ("2023 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at-the-market offerings” ("2023 Open Market Sales Agreement"). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. As of March 31, 2023, there have been no sales of our common stock under the 2023 Open Market Sales Agreement.

In February 2022, we entered into a loan and security agreement (“2022 Loan Agreement”) with SLR Investment Corp ("SLR"). The 2022 Loan Agreement was subsequently amended on August 1, 2022 and February 9, 2023. The 2022 Loan Agreement as amended provides for a senior secured term loan facility, with $27.5 million funded at closing and an additional $22.5 million that we may borrow on or prior to December 20, 2023; provided that (i) we have received approval by the FDA for our NDA for XPHOZAH by November 30, 2023 and (ii) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement.
The initial funding of $27.5 million was used to repay the 2018 Loan and is funding our ongoing operations. We had $25.0 million principal from the 2018 Loan outstanding as of the closing date, as well as the 2018 Exit Fee in the amount of $1.5 million. Notwithstanding the February 2022 prepayment of the 2018 Loan, our obligation to pay the 2018 Exit Fee will expire on May 16, 2028. In connection with entering into the 2022 Loan Agreement, we entered into the 2022 Exit Fee agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded if certain conditions are met.
In October 2022, we announced that our collaboration partner, Kyowa Kirin, submitted a New Drug Application to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. In accordance with the terms of the 2022 Amendment, Kyowa Kirin paid an aggregate of $35.0 million to us in milestone payments and payments associated with the 2022 Amendment during the quarter ended December 31, 2022.
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
•the timing, receipt and amount of any milestones that may be received from our collaboration partners in connection with tenapanor, if any
•the timing, receipt, and amount of revenue, if any, that may be received by Kyowa Kirin in connection with the 2022 Kyowa Kirin Amendment;
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
CASH FLOW ACTIVITIES
The following table summarizes our cash flows (dollars in thousands):

	Three Months Ended March 31,		Change 2022 vs. 2021
	2022	2021	$	%
Net cash used in operating activities	$(44,795)	$(27,620)	$(17,175)	62%
Net cash (used in) provided by investing activities	(9,777)	2,332	(12,109)	(519)%
Net cash provided by (used in) financing activities	50,919	(63)	50,982	(80,924)%
Net decrease in cash and cash equivalents	$(3,653)	$(25,351)	$21,698	(86)%
Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2023 increased by $17.2 million primarily as a result of changes to our operating assets and liabilities related to expenditures for commercial manufacturing and inventory for the production of IBSRELA.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities decreased by $12.1 million due to the timing of our investment maturities and purchases.

Cash Flows from Financing Activities
Net cash provided by (used in) financing activities increased by $51.0 million primarily due to net proceeds from issuance of our common stock pursuant to the at the market offerings of $50.7 million during the three months ended March 31, 2023 compared to $5.9 million during the three months ended March 31, 2022. In addition, during the three months ended March 31, 2022 we expended net $6.1 million in conjunction with entering into the 2022 Loan and repaying the principal outstanding under the 2018 Loan.
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
As of March 31, 2023, we had cash, cash equivalents and short-term investments of $130.4 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including commercial paper and asset backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the 2022 Loan as amended bear interest at a floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $0.1 million for the three months ended March 31, 2023. As of March 31, 2023, we had an aggregate principal amount of $27.5 million outstanding pursuant to our 2022 Loan Agreement.
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
As of March 31, 2023, we had no open forward foreign currency exchange contracts.
ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.       OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the “Securities Class Actions”). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 29, 2022. Defendants filed a motion to dismiss the amended complaint on December 2, 2022. In January and February 2023, in lieu of filing a response to defendant’s motion to dismiss, plaintiffs filed a motion seeking leave to further amend their complaint and defendants filed an opposition to the motion for leave to further amend the complaint. On April 6, 2023, the court granted plaintiff’s motion for leave to further amend the complaint. With the second amended complaint, the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. The parties have stipulated to a schedule for the filing of Defendants second motion to dismiss on June 2, 2023, and a hearing on the motion to dismiss to be held on September 14, 2023. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
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

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2023, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of March 31, 2023.

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

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and other expenses related to our ongoing operations. As of March 31, 2023, we had an accumulated deficit of $806.9 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we commercialize IBSRELA, seek to gain approval for XPHOZAH® (tenapanor) for the control of serum phosphorus in adult patients with chronic kidney disease (“CKD”) on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy; prepare for, and commercialize XPHOZAH, if approved; and incur manufacturing and development costs for tenapanor.

Ernst & Young LLP, our independent registered public accounting firm, included an explanatory paragraph in their opinion that accompanied our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 2, 2023, indicating our current liquidity position raises substantial doubt about our ability to continue as a going concern. We plan to address our operating cash flow requirements with our current cash, cash equivalents and short-term investments, cash generated from the sales of IBSRELA, and if approved, cash generated from the sales of XPHOZAH, our potential receipt of anticipated milestone payments from our collaboration partners, our potential receipt of anticipated payments from our collaboration partner, Kyowa Kirin, Co., Ltd. (“Kyowa Kirin”) in connection with the transaction entered into with Kyowa Kirin in April 2022 (“2022 Kyowa Kirin Amendment”) which amended our License Agreement entered into with Kyowa Kirin in 2017; with additional financing sources and through the implementation of cash preservation activities to reduce or defer discretionary spending.
There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations for at least the next twelve months, our liquidity, financial condition and business prospects will be materially affected.
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
We have substantial net operating loss and tax credit carryforwards for Federal and California income tax purposes. Such net operating losses and tax credits carryforwards may be reduced as a result of certain intercompany restructuring transactions. In addition, the future utilization of such net operating loss and tax credit carryforwards and credits will be subject to limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss (“NOL”) carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience additional ownership changes in the future, as a result of subsequent changes in our stock ownership, some of which are outside our control. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards, even if we achieve profitability.

We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA in the U.S, and prepare for and commercialize XPHOZAH in the U.S., if approved. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or delay or limit the commercialization of XPHOZAH, if approved.

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
•the timing, receipt and amount of any milestones that may be received from our collaboration partners in connection with tenapanor, if any
•the timing, receipt, and amount of revenue, if any, that may be received from Kyowa Kirin in connection with the 2022 Kyowa Kirin Amendment;
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
We began selling IBSRELA in the U.S. in March 2022, and have generated limited revenue from product sales to date. We have no other products approved for sale. On April 17, 2023, we resubmitted our NDA for XPHOZAH following the U.S. Food and Drug Administration’s (“FDA”) Center for Drug Evaluation and Research, Office of New Drugs (“OND”) decision to grant our appeal of the Complete Response Letter (“CRL”) for the NDA for XPHOZAH. We expect to receive an Acknowledgement of Receipt letter from the FDA in mid-May, and that such letter will include the classification of the resubmission and the goal review date.

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

With respect to our commercialization of IBSRELA, and if we are successful in obtaining regulatory approval to market XPHOZAH, our revenue will be dependent, in part, upon the size of the markets in the U.S. and the label for which approval is granted, accepted price for the product, and the ability to get reimbursement at any price. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the U.S., there is additional uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which, if approved, will be marketed for the control of serum phosphorus in adult patients with CKD on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy or for another other related indication. If we are successful in obtaining regulatory approval to market XPHOZAH for such indication, our ability to generate and sustain future revenues from sales of XPHOZAH, may be dependent upon whether and when XPHOZAH, along with other oral end stage renal disease (“ESRD”)-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur. See “Third-party payor coverage and reimbursement status of newly approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and, if approved, XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue” below. Additionally, if the number of adult patients for IBSRELA or, if approved XPHOZAH, is not as significant as we estimate, the indication approved by regulatory authorities for XPHOZAH is narrower than we expect, coverage and reimbursement for either IBSRELA or XPHOZAH, if approved, are not available in the manner and to the extent we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of IBSRELA or XPHOZAH, if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate adequate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

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

We are pursuing regulatory approval for XPHOZAH. To date, we have invested a significant amount of our efforts and financial resources in the research and development of XPHOZAH. On July 28, 2021, we received a CRL from the FDA’s Division of Cardiology and Nephrology (“Division”) regarding our NDA for XPHOZAH. According to the CRL, the Division determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and of unclear clinical significance. Following an End-of-Review Type A meeting (“End of Review Meeting”) in October 2021, with the Division, we submitted a Formal Dispute Resolution Request (“FDRR”) in December 2021. The FDRR was focused on demonstrating that the data submitted in the NDA supported the clinical significance of the treatment effect of tenapanor in the control of serum phosphorus in adult patients with CKD on dialysis. On February 4, 2022, we received an Appeal Denied Letter ("ADL") from the Office of Cardiology, Hematology, Endocrinology and Nephrology (“OCHEN”). On February 18, 2022, we submitted an appeal of the ADL to the OND. In April 2022, we received an interim response from the OND requesting additional input from the Cardiovascular and Renal Drug Advisory Committee (“CRDAC”). A CRDAC meeting was held in November 2022 with the Committee voting that the benefits of XPHOZAH outweigh its risks nine to four as a monotherapy and ten to two, with one abstention, in combination with phosphate binder therapy. In December 2022, the OND granted our appeal of the CRL for the NDA for XPHOZAH and directed the Division to work with us to develop an appropriate label for the commercialization of XPHOZAH. We believe that a label could reflect an indication for the control of serum phosphorus in adult patients with CKD on dialysis who have an inadequate response or intolerance to a phosphate binder therapy. On February 13, 2023, we participated in a Type A meeting with the Division where we discussed the resubmission of the NDA, and the information to be contained in the resubmitted NDA. We resubmitted the NDA for XPHOZAH on April 17, 2023. In mid-May, we expect to receive notification from the Division acknowledging receipt of the NDA and including the classification of the resubmission (Class 1 or Class 2) and the review goal date. We currently expect that the FDA will act upon the XPHOZAH NDA in the second half of 2023, and that, if approved, we will launch XPHOZAH in the second half of 2023. There can be no assurances that the granting of our appeal to the CRL and resubmission of our NDA will result in approval of our NDA for XPHOZAH. Even if we are successful in obtaining approval for the NDA, the delay in obtaining such approval may result in delay in the regulatory process for our partners, which could have a material adverse effect on our business and results of operations.

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
There is increased uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which, if approved, may be marketed for the control of serum phosphorus in adult patients with CKD on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy or for another other related indication. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the ESRD prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without injectable or intravenous equivalents in the bundled payment was initially delayed until January 1, 2014, and through several subsequent legislative actions was delayed until January 1, 2025. As a result, absent further legislation or regulation on this matter, beginning in 2025, oral ESRD-related drugs without injectable or intravenous equivalents will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on sales of XPHOZAH, if approved and commercialized, and on our business should XPHOZAH be brought into the bundle in 2025, or at any time, we may be unable to sell XPHOZAH, if approved, to dialysis providers on a profitable basis.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture IBSRELA or XPHOZAH on a commercial scale, or to manufacture our drug supplies for use in the conduct of our nonclinical and clinical studies. The facilities used by our contract manufacturing organizations (“CMOs”) to manufacture our drug supply are subject to inspection by the FDA. Our ability to control the manufacturing process of our product candidates is limited to the contractual requirements and obligations we impose on our CMOs. Although they are contractually required to do so, we are completely dependent on our CMOs for compliance with the regulatory requirements, known as current Good Manufacturing Practice requirements (“cGMPs”), for manufacture of both active drug substances and finished drug products.
The manufacture of pharmaceutical products requires significant expertise and capital investment. Manufacturers of pharmaceutical products often encounter difficulties in commercial production. These problems may include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, and shortages of qualified personnel, as well as compliance with federal, state and foreign regulations and the challenges associated with complex supply chain management. Even if our CMOs do not experience problems and commercial manufacturing is achieved, their maximum or available manufacturing capacities may be insufficient to meet commercial demand. Finding alternative manufacturers or adding additional manufacturers requires a significant amount of time and involves significant expense. New manufacturers would need to develop and implement the necessary production techniques and processes, which along with their facilities, would need to be inspected and approved by the regulatory authorities in each applicable territory. In addition, the raw materials necessary to make API for our products are acquired from a limited number of sources. Any delay or disruption in the availability of these raw materials could result in production disruptions, delays or higher costs with consequent adverse effects on us.
If our CMOs fail to adhere to applicable GMP or other regulatory requirements, experience delays or disruptions in the availability of raw materials or experience manufacturing or distribution problems, we may suffer significant consequences, including the inability to meet our product requirements for our clinical development programs, and if tenapanor is commercialized for any indication, such events could result in product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. As a result, or if maximum or available manufacturing capacities are insufficient to meet demand, our development or our commercialization efforts for IBSRELA and/or, if approved, XPHOZAH may be materially harmed.

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
Competition for IBSRELA largely comes from three prescription products marketed for certain patients with IBS-C that we are aware of, including Linzess (linaclotide), Amitiza (lubiprostone) and Trulance (plecanatide). Generic lubiprostone is also available in the U.S. Additionally, over-the-counter products not indicated for IBS-C are commonly used to treat the constipation component of IBS-C, alone and in combination with the IBS-C-indicated prescription therapies.
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
We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the U.S. and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin for commercialization of tenapanor for hyperphosphatemia in Japan; with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. ("Fosun Pharma") for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; in Canada with Knight Therapeutics, Inc. ("Knight") for commercialization of tenapanor for IBS-C and hyperphosphatemia; and with METiS Therapeutics, Inc. (“METiS”) for the development and commercialization of a portfolio of TGR5 agonist compounds for all therapeutic areas. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions. We received a CRL from the FDA regarding our NDA for XPHOZAH. Following the OND’s decision to grant our appeal of the CRL, we resubmitted our NDA for XPHOZAH in mid-April 2023. There can be no assurances that the granting of our appeal of the CRL and resubmission of our NDA will result in approval of our NDA for XPHOZAH. Even if we are successful in obtaining approval for the NDA, the delay in obtaining such approval may result in delay in the regulatory process for our partners, which could have a material adverse effect on our business and results of operations.
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
We may consider strategic transactions, such as acquisitions of companies, asset purchases, and/or in-licensing of products, product candidates or technologies. In addition, if we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to further restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of IBSRELA, and if approved, XPHOZAH, and/or the development of discovery and developmental assets through the use of alternative structures. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, spin outs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:
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
If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our leased facilities, including our California facility, that damaged critical infrastructure supporting access to systems such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or time consuming to restore some business of our business functions. The disaster recovery and business continuity plans we have in place currently are not wholistic in coverage and may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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
All entities involved in the preparation of product for commercial sale, or product candidates for clinical trials, including our existing CMOs are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our products or product candidates that may not be detectable in final product testing. We or our CMOs must supply all necessary documentation in support of an NDA or comparable regulatory filing on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. The facilities and quality systems of some or all of our CMOs must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the manufacture of our product or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMOs for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel.
The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our CMOs. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent suspension of production or closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.
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

Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
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
Our employees, independent contractors, principal investigators, CROs, collaboration partners, consultants, CMOs and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, collaboration partners, consultants, CMOs and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate any of the following: FDA regulations, including those laws that require the reporting of true, complete and accurate financial and other information to the FDA; manufacturing standards; or federal and state healthcare fraud and abuse laws and regulations. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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
•the federal Physician Payments Sunshine Act requirements under the Affordable Care Act (“ACA”), which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians (as defined by the statute) and their immediate family members;
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

With the commercial launch of IBSRELA, we participate in the Medicaid Drug Rebate Program (“MDRP”) and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. Medicaid drug rebates are based on pricing data that we will be obligated to report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) and the best price (“BP”) for each drug. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered drugs under Medicaid. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

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

Although the composition and use of IBSRELA are currently claimed by four (4) issued patents that are listed in the FDA’s Orange Book, we cannot assure that we will be successful in defending against third parties asserting that any of our patents are invalid or otherwise unenforceable or not infringed by the third parties’ products, or in competing against third parties seeking to introduce generic equivalents of IBSRELA or any of our future products.

In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first FDA approval of a new chemical entity (“NCE”) in a NDA. The FDA is prohibited during those five years from approving an Abbreviated New Drug Application (“ANDA”) that references the NDA that has been granted NCE exclusivity. However, if a patent is included in the FDA Orange Book, a generic manufacturer may file an ANDA that references a NDA product with granted NCE exclusivity after four years from the NDA approval date accompanied by a Paragraph IV certification asserting that the Orange Book patents are invalid or unenforceable, or that the generic product does not infringe the Orange Book patents. The Hatch-Waxman Act does not prevent the filing or approval of another full NDA where the NDA applicant has conducted its own pre-clinical and adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.

In cases where NCE exclusivity has been granted for an NDA, as in the case of IBSRELA, if an ANDA sponsor has provided a Paragraph IV certification to the FDA when filing an ANDA, the ANDA sponsor must also send a notice to the NCE NDA owner. The NCE NDA owner may then initiate a patent infringement lawsuit in response to the Paragraph IV certification. The filing of patent infringement lawsuit within 45 days after the NCE NDA owner’s receipt of a notice of the Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the NCE NDA owner’s receipt of the Paragraph IV certification notice or a final decision in the infringement case in favor of the ANDA sponsor. There can be no assurances that an ANDA that references our IBSRELA NDA and includes a Paragraph IV certification will not be filed when permitted, or that we will be successful in enforcing our Orange Book listed patents against such ANDA sponsor.
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
Our ability to attract and retain collaboration partners or customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the U.S., presidential elections, other political influences and inflationary pressures. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary environment and rising interest rates. Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the U.S. Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, other institutions have been and may continue to be swept into receivership. We currently have no borrowing or deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry. We cannot anticipate all the ways in which the global economic climate and global financial market conditions could adversely impact our business in the future.

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
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.       OTHER INFORMATION
Trading Plans
During the period from February 27, 2023, to March 31, 2023, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Robert Blanks, Chief Regulatory and Quality Assurance Officer	Adoption	March 24, 2023	X		45,748	December 15, 2023
Elizabeth Grammer, Esq. Chief Legal and Administrative Officer	Adoption	March 24, 2023	X		100,000	December 15, 2023
Laura Williams, M.D., M.P.H., Chief Medical Officer	Adoption	March 24, 2023	X		128,876	December 15, 2023
*Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Open Market Sale AgreementSM, dated January 18, 2023, by and between Ardelyx, Inc. and Jefferies LLC.	S-3	1/19/2023	1.2

10.2	Second Amendment to Loan and Security Agreement dated February 9, 2023, by and between Ardelyx, Inc. and SLR Investment Corp.	10-K	3/2/2023	10.24(c)

10.3	First Amendment to the Manufacturing Services Agreement dated February 27, 2023, between Ardelyx, Inc. and Patheon Pharmaceuticals Inc.	10-K	3/2/2023	10.27(b)††

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (iv) Notes to Unaudited Condensed Financial Statements.
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

Ardelyx, Inc.

Date: May 3, 2023	By:	/s/ Robert Felsch
Robert Felsch
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)