Form 10-Q
period 2023-06-30
ARDELYX, INC.
filed 2023-08-02
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of July 28, 2023, was 217,862,921.

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
•our expectations regarding the potential for FDA approval for the New Drug Application ("NDA") for XPHOZAH;
•our expectations regarding the timing of the FDA’s review of the NDA for XPHOZAH and, if approved, our current expectations regarding our timing to launch XPHOZAH;
•whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur, including the length of any applicable Transitional Drug Add-on Payment Adjustment ("TDAPA") period and the amount of the add-on payment available during the TDAPA period;
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

•We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA in the U.S., and prepare for and commercialize XPHOZAH in the U.S., if approved. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or, limit the commercialization of XPHOZAH, if approved.

•We have generated limited revenue from product sales and may never be profitable.

•We are substantially dependent on the successful commercialization of IBSRELA, and there is no guarantee that we will maintain sufficient market acceptance for IBSRELA; grow market share for IBSRELA; secure adequate coverage and reimbursement for IBSRELA; or generate sufficient revenue from product sales of IBSRELA.

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
•In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD prospective payment system (“ESRD PPS”), XPHOZAH, if approved, will become part of the ESRD PPS on January 1, 2025, and will no longer be separately paid for under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.

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

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,058	$96,140
Short-term investments	97,521	27,769
Accounts receivable	9,109	7,733
Inventory	7,617	3,282
Prepaid commercial manufacturing	13,166	13,567
Prepaid expenses and other current assets	4,647	5,112
Total current assets	162,118	153,603
Inventory, non-current	40,295	25,064
Right-of-use assets	7,053	9,295
Property and equipment, net	1,064	1,223
Other assets	673	881
Total assets	$211,203	$190,066
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,294	$10,859
Accrued compensation and benefits	6,880	7,548
Current portion of long-term debt	27,052	26,711
Current portion of operating lease liability	4,105	3,894
Deferred revenue	5,959	4,211
Accrued expenses and other current liabilities	12,399	12,380
Total current liabilities	61,689	65,603
Operating lease liability, net of current portion	3,752	5,855
Deferred revenue, non-current	9,238	9,025
Deferred royalty obligation related to the sale of future royalties	13,191	11,254
Other liabilities, non-current	172	—
Total liabilities	88,042	91,737
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	—	—
Common stock, $0.0001 par value; 500,000,000 shares and 300,000,000 shares authorized; 217,862,921 and 198,575,016 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	22	20
Additional paid-in capital	947,380	878,500
Accumulated deficit	(824,031)	(780,137)
Accumulated other comprehensive loss	(210)	(54)
Total stockholders’ equity	123,161	98,329
Total liabilities and stockholders’ equity	$211,203	$190,066

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$18,309	$1,564	$29,664	$2,014
Product supply revenue	3,260	952	3,262	966
Licensing revenue	764	10	776	14
Total revenues	22,333	2,526	33,702	2,994
Cost of goods sold:
Cost of sales	492	44	864	57
Other cost of revenue	2,997	94	4,162	166
Total cost of goods sold	3,489	138	5,026	223
Operating expenses:
Research and development	8,282	9,741	17,375	18,592
Selling, general and administrative	27,186	18,862	53,989	38,201
Total operating expenses	35,468	28,603	71,364	56,793
Loss from operations	(16,624)	(26,215)	(42,688)	(54,022)
Interest expense	(1,075)	(777)	(2,103)	(1,523)
Non-cash interest expense related to the sale of future royalties	(968)	(10)	(1,937)	(10)
Other income, net	1,546	70	2,848	554
Loss before provision for income taxes	(17,121)	(26,932)	(43,880)	(55,001)
Provision for income taxes	—	6	14	8
Net loss	$(17,121)	$(26,938)	$(43,894)	$(55,009)
Net loss per share of common stock - basic and diluted	$(0.08)	$(0.19)	$(0.21)	$(0.40)
Shares used in computing net loss per share - basic and diluted	214,951,127	145,544,372	211,009,029	138,279,945
Comprehensive loss:
Net loss	$(17,121)	$(26,938)	$(43,894)	$(55,009)
Unrealized losses on available-for-sale securities	(190)	(21)	(156)	(103)
Comprehensive loss	$(17,311)	$(26,959)	$(44,050)	$(55,112)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months ended June 30, 2023 and 2022
(Unaudited)
(in thousands, except shares)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	214,462,050	$21	$932,330	$(806,910)	$(20)	$125,421
Issuance of common stock for services	86,095	—	337	—	—	337
Issuance of common stock upon exercise of options	62,993	—	149	—	—	149
Issuance of common stock upon vesting of restricted stock units	215,301	—	—	—	—	—
Issuance of common stock in at the market offering	3,036,482	1	11,365	—	—	11,366
Stock-based compensation	—	—	3,199	—	—	3,199
Unrealized losses on available-for-sale securities	—	—	—	—	(190)	(190)
Net loss	—	—	—	(17,121)	—	(17,121)
Balance as of June 30, 2023	217,862,921	$22	$947,380	$(824,031)	$(210)	$123,161

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	198,575,016	$20	$878,500	$(780,137)	$(54)	$98,329
Issuance of common stock under employee stock purchase plan	165,969	—	138	—	—	138
Issuance of common stock for services	86,095	—	337	—	—	337
Issuance of common stock upon exercise of options	98,994	—	211	—	—	211
Issuance of common stock upon vesting of restricted stock units	423,074	—	—	—	—	—
Issuance of common stock in at the market offering	18,513,773	2	62,083	—	—	62,085
Stock-based compensation	—	—	6,111	—	—	6,111
Unrealized losses on available-for-sale securities	—	—	—	—	(156)	(156)
Net loss	—	—	—	(43,894)	—	(43,894)
Balance as of June 30, 2023	217,862,921	$22	$947,380	$(824,031)	$(210)	$123,161

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022	136,330,360	$14	$805,265	$(741,001)	$(88)	$64,190
Issuance of common stock upon vesting of restricted stock units	2,882,673	—	—	—	—	—
Issuance of common stock in at the market offering	14,584,801	1	12,556	—	—	12,557
Stock-based compensation	—	—	3,254	—	—	3,254
Unrealized losses on available-for-sale securities	—	—	—	—	(21)	(21)
Net loss	—	—	—	(26,938)	—	(26,938)
Balance as of June 30, 2022	153,797,834	$15	$821,075	$(767,939)	$(109)	$53,042

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	130,182,535	$13	$795,540	$(712,930)	$(6)	$82,617
Issuance of common stock under employee stock purchase plan	127,100	—	83	—	—	83
Issuance of common stock upon vesting of restricted stock units	2,996,142	—	—	—	—	—
Issuance of common stock in at the market offering	20,492,057	2	18,476	—	—	18,478
Stock-based compensation	—	—	6,976	—	—	6,976
Unrealized losses on available-for-sale securities	—	—	—	—	(103)	(103)
Net loss	—	—	—	(55,009)	—	(55,009)
Balance as of June 30, 2022	153,797,834	$15	$821,075	$(767,939)	$(109)	$53,042

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(43,894)	$(55,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	639	738
Non-cash lease expense	1,821	1,698
Stock-based compensation	6,111	6,976
Gain on sale of equipment	—	(853)
Non-cash interest expense	2,090	151
Other, net	(521)	136
Changes in operating assets and liabilities:
Accounts receivable	(1,376)	(5,121)
Inventory	(19,566)	(4,529)
Prepaid commercial manufacturing	401	(12,197)
Prepaid expenses and other assets	817	1,848
Accounts payable	(5,565)	17
Accrued compensation and benefits	(668)	983
Operating lease liabilities	(1,892)	(1,692)
Accrued and other liabilities	110	259
Deferred revenue	1,961	7,694
Net cash used in operating activities	(59,532)	(58,901)
Investing activities
Proceeds from maturities and redemptions of investments	19,250	42,300
Purchases of investments	(88,127)	(25,762)
Proceeds from sale of property and equipment	—	1,268
Purchases of property and equipment	(107)	—
Net cash (used in) provided by investing activities	(68,984)	17,806
Financing activities
Proceeds from 2022 Loan, net of issuance costs	—	26,971
Payments for 2018 Loan, net of costs	—	(33,038)
Proceeds from the sale of future royalties, net of issuance costs	—	9,581
Proceeds from issuance of common stock in at the market offering, net of issuance costs	62,085	18,478
Proceeds from issuance of common stock under equity incentive and stock purchase plans	349	83
Net cash provided by financing activities	62,434	22,075
Net decrease in cash and cash equivalents	(66,082)	(19,020)
Cash and cash equivalents at beginning of period	96,140	72,428
Cash and cash equivalents at end of period	$30,058	$53,408
Supplementary disclosure of cash flow information:
Cash paid for interest	$1,757	$1,360
Cash paid for income taxes	$19	$6
Supplementary disclosure of non-cash activities:
Issuance of common stock for services	$337	$—
Issuance of derivative in connection with issuance of loan payable	$—	$375

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Ardelyx, Inc. (“Company,” “we,” “us” or “our”) is a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative, first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a targeted, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (“IBS-C”). On May 17, 2023, the U.S. Food and Drug Administration (“FDA”) accepted our resubmission of the New Drug Application (“NDA”) for tenapanor, branded as XPHOZAH for the control of serum phosphorus in adult patients with chronic kidney disease (“CKD”) on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy. The FDA set a user fee goal date for review of our NDA of October 17, 2023. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery phase asset, RDX020 for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.
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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023, or for any other interim period or future year.
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
Liquidity
As of June 30, 2023, we had cash, cash equivalents and short-term investments of approximately $127.6 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of June 30, 2023 is $824.0 million. Our current level of cash, cash equivalents and short-term investments alone is not sufficient to meet our plans for the next twelve months following the issuance of these condensed financial statements on August 2, 2023. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements. We plan to address our operating cash flow requirements with our current cash, cash equivalents and short-term investments, cash generated from product sales of IBSRELA, and if approved, cash generated from sales of XPHOZAH, our potential receipt of anticipated milestones payments from our collaboration partners, our potential receipt of anticipated payments from our Japanese collaboration partner under the second amendment to our License Agreement, with additional financing sources and through the implementation of cash preservation activities to reduce or defer discretionary spending.

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
NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and short-term investments as of June 30, 2023 and December 31, 2022 are summarized below (in thousands):

	June 30, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$1,400	$—	$—	$1,400
Money market funds	28,658	—	—	28,658
Total cash and cash equivalents	30,058	—	—	30,058
Short-term investments:
Commercial paper	$61,772	$1	$(168)	$61,605
U.S. government-sponsored agency bonds	28,045	20	(44)	28,021
Asset backed securities	7,914	—	(19)	7,895
Total short-term investments	97,731	21	(231)	97,521
Total cash, cash equivalents and investments	$127,789	$21	$(231)	$127,579

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$11,827	$—	$—	$11,827
Money market funds	84,313	—	—	84,313
Total cash and cash equivalents	96,140	—	—	96,140
Short-term investments
Commercial paper	$25,336	$6	$(51)	$25,291
Corporate bonds	1,000	—	(1)	999
U.S. government-sponsored agency bonds	1,487	—	(8)	1,479
Total short-term investments	27,823	6	(60)	27,769
Total cash, cash equivalents and investments	$123,963	$6	$(60)	$123,909
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
All of the short-term available-for sale securities held as of June 30, 2023 and December 31, 2022 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired or subject to credit losses, we write it down through the statement of operations and comprehensive loss to its fair value and establish that value as a new cost basis for the investment. Our unrealized losses as of June 30, 2023 and December 31, 2022 were not material. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of June 30, 2023 and December 31, 2022, and no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$28,658	$28,658	$—	$—
Commercial paper	61,605	—	61,605	—
U.S. government-sponsored agency bonds	28,021	—	28,021	—
Asset-backed securities	7,895	—	7,895	—
Total	$126,179	$28,658	$97,521	$—

Liabilities:
Derivative liabilities for exit fees	$1,737	$—	$—	$1,737
Total	$1,737	$—	$—	$1,737

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$84,313	$84,313	$—	$—
Commercial paper	25,291	—	25,291	—
Corporate bonds	999	—	999	—
U.S. government-sponsored agency bonds	1,479	—	1,479	—
Total	$112,082	$84,313	$27,769	$—

Liabilities:
Derivative liability for exit fee	$1,656	$—	$—	$1,656
Total	$1,656	$—	$—	$1,656
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

The carrying amounts reflected in the condensed balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both June 30, 2023 and December 31, 2022, due to their short-term nature.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of June 30, 2023 and December 31, 2022.

Fair Value of Debt

The principal amount outstanding under our term loan facilities is subject to a variable interest rate. Therefore, we believe the carrying amount of the term loan facility approximates fair value as of June 30, 2023 and December 31, 2022. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.

The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of June 30, 2023 and December 31, 2022 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin Co., Ltd. ("Kyowa Kirin") over the life of the agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

NOTE 4. INVENTORY
We began capitalizing inventory during the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. Inventory as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$22,783	$22,299
Work in process	23,527	5,324
Finished goods	1,602	723
Total	$47,912	$28,346
Reported as:
Inventory	$7,617	$3,282
Inventory, non-current	40,295	25,064
Total	$47,912	$28,346
Prepaid commercial manufacturing of $13.2 million and $13.6 million as of June 30, 2023 and December 31, 2022, respectively, consisted of prepayments to third party contract manufacturing organizations for the manufacture of IBSRELA for production orders which we expect work to commence within the next 12 months.

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

During the three and six months ended June 30, 2023, we recorded net revenue for IBSRELA of $18.3 million and $29.7 million, respectively. During the three and six months ended June 30, 2022, we recorded net revenue for IBSRELA of $1.6 million and $2.0 million, respectively.

Revenue from the following Customers who contributed greater than 10% of our product revenue, net during the three and six months ended June 30, 2023 and 2022 as a percentage of total product revenue, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cardinal Health	22.4%	22.7%	22.3%	21.7%
AmerisourceBergen Drug Corporation	21.1%	40.2%	21.3%	35.1%
McKesson Corporation	18.4%	24.6%	19.4%	22.5%
BioRidge Pharma, LLC	20.0%	—%	19.0%	—%

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay and Returns	Total
Balance as of December 31, 2022	$142	$1,444	$1,258	$2,844
Provisions	1,978	5,724	5,272	12,974
Credits/payments	(1,782)	(4,325)	(3,864)	(9,971)
Balance as of June 30, 2023	$338	$2,843	$2,666	$5,847
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
Under the terms of the 2017 Kyowa Kirin Agreement, Kyowa Kirin paid us an up-front license fee of $30.0 million. We may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $20.0 million has been received and recognized as revenue as of June 30, 2023. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $58.8 million at the currency exchange rate on June 30, 2023, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. The variable consideration related to the remaining milestone payments was fully constrained at June 30, 2023.
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

In October 2022, we announced that Kyowa Kirin submitted an NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment. We received these payments during the fourth quarter of 2022 and recorded them as licensing revenue on our statement of operations and comprehensive loss. The remaining variable consideration related to the reduction in the royalty rate was fully constrained at June 30, 2023.
During the three and six months ended June 30, 2023, we recognized $3.3 million of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement. During the three and six months ended June 30, 2022, we recognized $952 thousand and $966 thousand, respectively, of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement.
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
We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $3.0 million has been received and recognized as revenue as of June 30, 2023, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments was fully constrained at June 30, 2023.
In July 2023, we announced that an NDA for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the National Medical Products Administration ("NMPA") for the control of serum phosphorus in adult patients with chronic kidney disease on hemodialysis. This acceptance triggers a $2.0 million milestone payment to us under the terms of the Fosun Agreement. We expect to receive this payment during the third quarter of 2023 and record it as licensing revenue on our condensed statement of operations and comprehensive loss.
During the three and six months ended June 30, 2023 and 2022, we did not recognize a material amount of revenue pursuant to the Fosun Agreement.
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
Under the terms of the Knight Agreement, we received a $2.3 million non-refundable, one-time upfront payment in March 2018 and may be eligible to receive additional development and commercialization milestone payments worth up to CAD 22.2 million, or approximately $16.7 million at the currency exchange rate on June 30, 2023, of which $0.7 million has been received and recognized as revenue as of June 30, 2023. We are also eligible to receive royalties ranging from the mid-single digits to the low twenties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments was fully constrained at June 30, 2023.
During the three and six months ended June 30, 2023 and 2022, we did not recognize a material amount of revenue pursuant to the Knight Agreement.

METiS Therapeutics Inc. ("METiS")
In April 2023, we entered into an exclusive, worldwide license agreement with METiS Therapeutics Inc., ("METiS Agreement") for the development and commercialization of a portfolio of TGR5 agonist compounds that were discovered and developed by Ardelyx for all therapeutic areas. We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, METiS, is a customer. Based on our assessment, we determined that the license was the material performance obligation at the inception of the agreement.
Under the terms of the METiS Agreement, we received a $0.8 million non-refundable, one-time upfront payment in April 2023 and may be eligible to receive additional development and commercialization milestone payments worth up to $243.0 million. We are also eligible to receive royalties ranging within the mid-single digits throughout the term of the agreement. The variable consideration related to the remaining development and commercialization milestone payments was fully constrained at June 30, 2023.
During the three and six months ended June 30, 2023, we recognized $0.8 million of licensing revenue pursuant to the METiS Agreement.
AstraZeneca AB (“AstraZeneca”)
In June 2015, we entered into a termination agreement with AstraZeneca (the “AstraZeneca Termination Agreement”) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or other NHE3 products, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of June 30, 2023, to date in aggregate, we have recognized $18.3 million of the $75.0 million, which has been recorded as other cost of revenue on our condensed statements of operations and comprehensive loss, and have paid AstraZeneca $16.4 million. During the three and six months ended June 30, 2023, we recognized $1.9 million and $3.0 million, respectively, as other cost of revenue related to the AstraZeneca Termination Agreement. During the three and six months ended June 30, 2022 we recognized $0.2 million and $0.3 million, respectively, as other cost of revenue related to the AstraZeneca Termination Agreement.
Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period, which are all attributable to the 2017 Kyowa Kirin Agreement (in thousands):

Deferred revenue - current	2023	2022
Balance at January 1,	$4,211	$—
Increases due to cash received, excluding amounts recognized as revenue during the period	816	—
Increases due to amounts reclassified from non-current, to be recognized in the next twelve months	3,265
Decreases due to revenue recognized in the period for which cash has not been received	(2,333)	—
Balance at June 30,	$5,959	$—

Deferred revenue - non-current	2023	2022
Balance at January 1,	$9,025	$4,727
Increases due to cash received during the period	3,478	3,829
Increases to amounts invoiced, for which cash has not yet been received	—	3,865
Decreases due to amounts reclassified as current, to be recognized in the next twelve months	(3,265)	—
Balance at June 30,	$9,238	$12,421

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

We received the $10.0 million upfront payment from HCR during June 2022 and recorded it as a deferred royalty obligation related to the sale of future royalties ("deferred royalty obligation") on our balance sheet. Due to our ongoing manufacturing obligations under the 2017 Kyowa Kirin Agreement, we account for the proceeds as imputed debt and therefore will recognize royalties received under the arrangement as non-cash royalty revenue. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin. As part of the sale, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, are being amortized to non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. As future royalties are remitted to us by Kyowa Kirin, and subsequently from us to HCR, the balance of the deferred royalty obligation will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be received from Kyowa Kirin under the 2017 Kyowa Kirin agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are made in U.S. dollars while the underlying sales of the products by Kyowa Kirin are made in Japanese yen, and other events or circumstances that could result in reduced royalty payments from Kyowa Kirin, which are not within our control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the deferred royalty obligation. We periodically assess the estimated royalty payments from Kyowa Kirin and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of June 30, 2023, our effective interest rate used to amortize the liability is 34.4%.

During the three and six months ended June 30, 2023, we recognized approximately $1.0 million and $1.9 million, respectively, of non-cash interest expense related to the deferred royalty obligation. During the three and six months ended June 30, 2022, we did not recognize a material amount of non-cash interest expense related to the deferred royalty obligation. As of June 30, 2023, we have received no royalty payments from Kyowa Kirin and, therefore, the deferred royalty obligation has not begun to be reduced.

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

Borrowings under the 2022 Loan as amended bear interest at a floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. We are permitted to make interest-only payments on the 2022 Loan through March 31, 2024, which date will be extended to March 31, 2025 if we receive approval by the FDA for our NDA for XPHOZAH on or prior to November 30, 2023 or achieve a defined net product revenue threshold for 2023. Accordingly, beginning on April 1, 2024 or April 1, 2025, we will be required to make monthly payments of interest plus repayment of the 2022 Loan in consecutive equal monthly installments of principal over 36 months or 24 months, respectively. We were obligated to pay $0.2 million, upon the closing of the Term A Loan, and we are obligated to pay $0.1 million on the earliest of (i) the funding date of the Term B Loan, (ii) December 20, 2023, and (iii) the prepayment, refinancing, substitution, or replacement of the Term A Loan on or prior to December 20, 2023. We are obligated to pay a final fee equal to 4.95% of the aggregate original principal amount of the 2022 Loan funded upon the earliest to occur of the maturity date, the acceleration of the 2022 Loan, and the prepayment, refinancing, substitution, or replacement of the 2022 Loan. We may voluntarily prepay the outstanding 2022 Loan balance, subject to a prepayment premium of (i) 3% of the outstanding principal amount of the 2022 Loan if prepaid prior to or on the first anniversary of the Closing Date, (ii) 2% of the outstanding principal amount of the 2022 Loan if prepaid after the first anniversary of the Closing Date through and including the second anniversary of the Closing Date, or (iii) 1% of the outstanding principal amount of the 2022 Loan if prepaid after the second anniversary of the Closing Date and prior to the maturity date. The 2022 Loan is secured by substantially all of our assets, except for our intellectual property and certain other customary exclusions. Additionally, in connection with the 2022 Loan, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (“2022 Exit Fee”). As discussed in Note 9. Derivative Liability, in connection with the 2022 Loan, we entered into an agreement pursuant to which we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (the "2022 Exit Fee"). Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire 10 years from the Closing Date.

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

In addition, the 2022 Loan Agreement contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the 2022 Term Loan, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Loan balance as a current liability as of June 30, 2023 due to the determination of the existence of substantial doubt about our ability to continue operating as a going concern discussed in Note 1. Organization and Basis of Presentation: Liquidity and our assessment that the material adverse change clause under the 2022 Loan Agreement is not within our control. The lenders have not invoked the material adverse change clause as of the date of issuance of these condensed financial statements.

As of June 30, 2023, our future payment obligations related to the 2022 Loan, excluding interest payments and the 2022 final fee, were as follows (in thousands):

Total repayment obligations	$28,861
Less: Unamortized discount and debt issuance costs	(1,280)
Less: Unaccreted value of final fee	(529)
Long-term debt	27,052
Less: Current portion of long-term debt	(27,052)
Long-term debt, net of current portion	$—
NOTE 9.  DERIVATIVE LIABILITIES
2018 Exit Fee
In May 2018, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash ("2018 Exit Fee") upon any change of control transaction in respect of the Company or if we obtain both (i) FDA approval of XPHOZAH and (ii) FDA approval of IBSRELA, which was obtained on September 12, 2019 (“2018 Exit Fee Agreement”). Notwithstanding the February 2022 prepayment of the 2018 Loan, our obligation to pay the 2018 Exit Fee will expire on May 16, 2028. We concluded that the 2018 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2018 Exit Fee is recorded as a derivative liability and included in accrued expense and other current liabilities on the accompanying condensed balance sheets. As of June 30, 2023 and December 31, 2022, the estimated fair value of the 2018 Exit Fee was $1.3 million and $1.2 million, respectively.
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

2022 Exit Fee
In February 2022, in connection with entering into the 2022 Loan Agreement, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (“2022 Exit Fee”) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis ("Revenue Milestone"), tested monthly at the end of each month. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets. As of June 30, 2023 and December 31, 2022, the estimated fair value of the 2022 Exit Fee was $0.5 million and $0.4 million, respectively.
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
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our condensed statements of operations and comprehensive loss and were as follows for the six months ended June 30, 2023 and 2022 (in thousands):

	2023	2022
Balance at January 1,	$1,656	$698
2022 Exit Fee addition at fair value	—	375
Changes in estimated fair value:
2018 Exit Fee	78	(29)
2022 Exit Fee	3	47
Balance at June 30,	$1,737	$1,091
NOTE 10. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
The following table provides additional details of our facility leases presented in our condensed balance sheets (dollars in thousands):

Facilities	June 30, 2023	December 31, 2022
Right-of-use assets	$7,053	$9,295

Current portion of lease liabilities	4,105	3,894
Operating lease liability, net of current portion	3,752	5,855
Total	$7,857	$9,749

Weighted-average remaining life (years)	2.0	2.4
Weighted-average discount rate	6.8%	6.8%

The lease costs, which are included in operating expenses in our condensed statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$1,064	$1,064	$2,128	$2,128
Cash paid for operating lease	$1,100	$1,064	$2,198	$2,122
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of June 30, 2023 (in thousands):

Remainder of 2023	$2,242
2024	4,589
2025	1,321
2026	252
Thereafter	—
Total undiscounted operating lease payments	8,404
Imputed interest expenses	(547)
Total operating lease liabilities	7,857
Less: Current portion of operating lease liability	(4,105)
Operating lease liability, net of current portion	$3,752
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
In accordance with the Sub-lease we recognized an impairment of long-lived assets totaling $0.4 million during the three months ended March 31, 2023, which consisted primarily of impairment to the Fremont facility right-of-use asset. The Sub-lease commenced in April 2023 and we recognized $0.2 million and $0.3 million income from the Sub-lease during the three and six months ended June 30, 2023, respectively.
NOTE 11. STOCKHOLDERS’ EQUITY
At the Market Offerings Agreement
In August 2021, we filed an additional prospectus supplement under a Registration Statement which was filed in July 2020 for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that we were authorized to issue and sell, from time to time, under a sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we, from time to time, sold up to $150.0 million in shares of our common stock through Jefferies. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, received a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of March 2023, we had sold a total of 95.2 million shares and received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement.

In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 ("2023 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at-the-market offerings” ("2023 Open Market Sales Agreement"). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the three months ended June 30, 2023, we completed sales pursuant to the 2023 Open Market Sales Agreement resulting in the issuance of 3.0 million shares of our common stock and receipt of gross proceeds of $11.6 million at a weighted average sales price of approximately $3.83 per share.
NOTE 12. EQUITY INCENTIVE PLANS
Stock-Based Compensation
Stock-based compensation expense recognized for stock options, restricted stock units ("RSUs"), and our employee stock purchase program (the "ESPP") are recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative	$2,303	$2,220	$4,391	$4,728
Research and development	896	973	1,720	2,096
Total	$3,199	$3,193	$6,111	$6,824
As of June 30, 2023, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock option grants	$21,167	3.0
RSU grants	$7,776	3.1
ESPP	$118	0.2
Stock Options
A summary of our stock option activity and related information for the six months ended June 30, 2023 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2022	13,963	$4.83
Options granted	7,331	$2.92
Options exercised	(99)	$2.12
Options forfeited or canceled	(121)	$4.87
Balance at June 30, 2023	21,074	$4.18
Exercisable at June 30, 2023	10,269	$5.63

Restricted Stock Units
A summary of our RSUs activity and related information for the six months ended June 30, 2023 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2022	1,406	$2.17
Granted	2,203	$2.98
Vested	(509)	$2.86
Forfeited	(35)	$3.88
Non-vested restricted stock units at June 30, 2023	3,065	$2.62
Employee Stock Purchase Plan
During the six months ended June 30, 2023, we sold approximately 0.2 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $0.83 per share resulting in proceeds to us of approximately $0.1 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the six months ended June 30, 2023, we issued 0.1 million shares of our common stock to members of the board of directors in accordance with the program.
NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the six months ended June 30, 2023 and 2022, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net loss	$(17,121)	$(26,938)	$(43,894)	$(55,009)
Denominator:
Weighted average common shares outstanding - basic and diluted	214,951	145,544	211,009	138,280
Net loss per share of common stock - basic and diluted	$(0.08)	$(0.19)	$(0.21)	$(0.40)
For the periods presented, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	20,659	13,099	20,260	13,182
Restricted stock units	3,008	3,520	2,969	3,963
ESPP shares issuable	278	200	242	176
Total	23,945	16,819	23,471	17,321

NOTE 14. CONTINGENCIES
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the “Securities Class Actions”). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 29, 2022. Defendants filed a motion to dismiss the amended complaint on December 2, 2022. In January and February 2023, in lieu of filing a response to defendant’s motion to dismiss, plaintiffs filed a motion seeking leave to further amend their complaint and defendants filed an opposition to the motion for leave to further amend the complaint. On April 6, 2023, the court granted plaintiff’s motion for leave to further amend the complaint. With the second amended complaint, the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023, with a hearing on the motion to dismiss to be held on September 14, 2023. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2023, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of June 30, 2023.
NOTE 15.  SUBSEQUENT EVENTS
In July 2023, we announced that an NDA for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the NMPA for the control of serum phosphorus in adult patients with chronic kidney disease on hemodialysis. This acceptance triggers a $2.0 million milestone payment to us under the terms of the Fosun Agreement. We expect to receive this payment during the third quarter of 2023 and record it as licensing revenue on our condensed statement of operations and comprehensive loss.
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

Overview
We are a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent, and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a targeted, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (“IBS-C”). On May 17, 2023, the U.S. Food and Drug Administration (“FDA”) accepted our resubmission of the New Drug Application (“NDA”) for tenapanor, branded XPHOZAH for the control of serum phosphorus in adult patients with chronic kidney disease (“CKD”) on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy. The FDA set a user fee goal date for review of the NDA of October 17, 2023. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery stage asset, RDX020, for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (“R&D”) activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We realized our first product sales of IBSRELA® (tenapanor) in March 2022. As of June 30, 2023, we had an accumulated deficit of $824.0 million.

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

Our Commercial Product
IBSRELA for IBS-C

Our unique discovery platform and deep understanding of the primary mechanism of sodium transport in the intestine resulted in our discovery and development of IBSRELA, a first-in-class, FDA approved, sodium hydrogen exchange 3 ("NHE3") inhibitor for the treatment of IBS-C in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal ("GI") disorder characterized by both abdominal pain and altered bowel movements, and depending on the diagnostic criteria employed, is estimated to affect up to 13 million people in the U.S. IBS-C is associated with significantly impaired quality of life, reduced productivity, and substantial economic burden.

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

In April 2023, we resubmitted a NDA to the FDA for the approval of XPHOZAH for the control of serum phosphorus in adult patients with CKD on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy. In May 2023, we announced that the FDA accepted our resubmission of our NDA for XPHOZAH, and that the FDA determined that the NDA is a class 2 review, which results in a six-month review period from the date of resubmission. The FDA set a user fee goal date of October 17, 2023. If approved, we expect XPHOZAH to be commercially available in the fourth quarter of 2023, as soon as possible following an approval from the FDA.

We have established commercial agreements with Kyowa Kirin, Co. Ltd. ("Kyowa Kirin") in Japan, Fosun Pharma in China and Knight in Canada for tenapanor for hyperphosphatemia. In October 2022, Kyowa Kirin submitted an NDA to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. In July 2023, we announced that an NDA for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the National Medical Products Administration ("NMPA") for the control of serum phosphorus in adult patients with chronic kidney disease on hemodialysis.

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

In March 2018, we entered into an exclusive license agreement with Knight (“Knight Agreement”) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million non-refundable, one-time payment in March 2018. We may also be eligible to receive approximately CAD 22.2 million for development and commercialization milestones, or approximately $16.7 million at the currency exchange rate on June 30, 2023, of which $0.7 million has been received and recognized as revenue as of June 30, 2023. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at June 30, 2023.

In November 2017, we entered into an exclusive license agreement with Kyowa Kirin (“2017 Kyowa Kirin Agreement”) for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the 2017 Kyowa Kirin Agreement, we received a $30.0 million upfront payment from Kyowa Kirin, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $20.0 million has been received and recognized as revenue as of June 30, 2023. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $58.8 million at the currency exchange rate on June 30, 2023, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement.
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
In December 2017, we entered into an exclusive license agreement with Fosun Pharma (“Fosun Agreement”) for the development and commercialization of tenapanor in China for both hyperphosphatemia and IBS-C. Under the terms of the Fosun Agreement, Fosun paid us a $12.0 million upfront license fee. In July 2023, we announced that an NDA for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the NMPA for the control of serum phosphorus in adult patients with chronic kidney disease on hemodialysis. This acceptance triggers a $2.0 million milestone payment to us under the terms of the Fosun Agreement, which we expect to receive in the third quarter of 2023.

We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $3.0 million has been received and recognized as revenue as of June 30, 2023, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.
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
During the six months ended June 30, 2023, we did not adopt any new critical accounting policies and significant judgements and estimates.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Organization and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).
Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through license, research and development collaborative agreements with various collaboration partners. We realized our first commercial product sales of IBSRELA beginning in March 2022. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: the extent to which we are successful in our commercialization of IBSRELA; whether we are able to gain approval from the FDA for our NDA for XPHOZAH; our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA by third-party payors; whether and the extent to which we are successful in our commercialization of XPHOZAH, if approved; whether or when XPHOZAH, if approved, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the end stage renal disease (“ESRD”) prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur, including the length of any applicable Transitional Drug Add-on Payment Adjustment ("TDAPA") period and the amount of the add-on payment available during the TDAPA period; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; or our collaborators’ achievement of clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; addressing any competing technological and market developments; maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; attracting, hiring, and retaining qualified personnel; and the extent to which tenapanor or other licensed products are approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor or other licensed products, our ability to generate future revenue from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.

Cost of Goods Sold
Cost of sales consists of the cost of commercial goods sold to our Customers. Other cost of revenue consists of the cost of materials sold to our international partners under product supply agreements, as well as royalty expense based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the three and six months ended June 30, 2023 were expensed prior to the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. We believe our cost of goods sold for the three and six months ended June 30, 2023 would have been $2.0 million and $2.4 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. We believe our cost of goods sold for the three and six months ended June 30, 2022 would have been $140 thousand and $149 thousand higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of June 30, 2023 and December 31, 2022, we had approximately $24.5 million and $28.0 million, respectively, of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of IBSRELA are recognized as revenue.
Other cost of revenue includes payments due to AstraZeneca AB (“AstraZeneca”), which under the terms of a termination agreement entered into in 2015 (“AZ Termination Agreement”) is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or other NHE3 products. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as other cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $18.3 million as other cost of revenue under the AZ Termination Agreement. See details in Note 6, Collaboration and Licensing Agreements, under AstraZeneca, in the notes to our financial statement of this Quarterly Report on Form 10-Q.
Research and Development
Pursuant to the October 2021 restructuring plan, we eliminated our internal research organization and we do not currently expect to meaningfully advance our efforts with respect to our discovery and developmental assets until such time as we have determined our available resources can support additional activities after prioritization of the commercialization of IBSRELA and, if approved, XPHOZAH. We recognize all research and development expenses as they are incurred to support the discovery, research, development and manufacturing of our product candidates. Research and development expenses include, but are not limited to, the following:
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
RESULTS OF OPERATIONS
The results of operations as of June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, for any other interim period, or for any other future year.
Comparison of the three and six months ended June 30, 2023 and 2022
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Product sales, net	$18,309	$1,564	$16,745	1,071%	$29,664	$2,014	$27,650	1,373%
Product supply revenue	3,260	952	2,308	242%	3,262	966	2,296	238%
Licensing revenue	764	10	754	7,540%	776	14	762	5,443%
Total revenues	$22,333	$2,526	$19,807	784%	$33,702	$2,994	$30,708	1,026%
The increase in total revenues during the three and six months ended June 30, 2023 as compared to the same periods in 2022 is primarily attributable to increased net product sales for IBSRELA as well as increased product supply revenue to Kyowa Kirin.

Cost of Goods Sold
Below is a summary of our cost of goods sold (dollars in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Cost of sales	$492	$44	$448	1,018%	$864	$57	$807	1,416%
Other cost of revenue	2,997	94	2,903	3,088%	4,162	166	3,996	2,407%
Total cost of goods sold	$3,489	$138	$3,351	2,428%	$5,026	$223	$4,803	2,154%
The increase to cost of sales for the three and six months ended June 30, 2023 as compared to the same periods in 2022 is attributable to cost of goods sold for increased net product sales of IBSRELA. The increase to other cost of revenue for the three and six months ended June 30, 2023 as compared to the same periods in 2022 is primarily attributable to payments due to AstraZeneca under the AZ Termination Agreement as well as cost of goods sold for product supply sold to our international partners.
Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Research and development	$8,282	$9,741	$(1,459)	(15)%	$17,375	$18,592	$(1,217)	(7)%
Selling, general and administrative	27,186	18,862	8,324	44%	53,989	38,201	15,788	41%
Total operating expenses	$35,468	$28,603	$6,865	24%	$71,364	$56,793	$14,571	26%

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
External R&D expenses	$3,171	$4,607	$(1,436)	(31)%	$7,206	$7,547	$(341)	(5)%
Employee-related expenses	4,038	3,575	463	13%	8,095	7,752	343	4%
Facilities, equipment and depreciation expenses	727	716	11	2%	1,357	1,830	(473)	(26)%
Other	346	843	(497)	(59)%	717	1,463	(746)	(51)%
Total research and development expenses	$8,282	$9,741	$(1,459)	(15)%	$17,375	$18,592	$(1,217)	(7)%

The decrease in our external R&D expenses for the three and six months ended June 30, 2023 as compared to the same periods in 2022 is primarily the result of tenapanor manufacturing expenses as well as regulatory consulting expenses related to the FDA appeal of XPHOZAH.
Selling, General and Administrative

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2023 as compared to the same periods in 2022 is primarily due to increased costs associated with the commercial launch of IBSRELA. The increases consisted of headcount and related personnel costs and external spending for disease awareness initiatives, commercial infrastructure and strategy.

Interest Expense
Below is a summary of our interest expense (dollars in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Interest expense	$(1,075)	$(777)	$(298)	38%	$(2,103)	$(1,523)	$(580)	38%
The increase in interest expense for the three and six months ended June 30, 2023 as compared to the same periods in 2022 is due to a higher variable interest rate applied to our loan balance primarily resulting from market fluctuations.
Non-Cash Interest Expense Related to the Sale of Future Royalties
Below is a summary of our non-cash interest expense (dollars in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Non-cash interest expense related to the sale of future royalties	$(968)	$(10)	$(958)	(a)	$(1,937)	$(10)	$(1,927)	(a)
(a) Not meaningful
Non-cash interest expense related to the sales of future royalties for the three and six months ended June 30, 2023 is accrued on the deferred royalty obligation that we recorded following the receipt of the $10.0 million upfront payment from HCR during June 2022.
Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Three Months Ended June 30,		Change 2023 vs. 2022		Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Other income, net	$1,546	$70	$1,476	2,109%	$2,848	$554	$2,294	414%
The increase in other income, net for the three and six months ended June 30, 2023 as compared to the same periods in 2022 is primarily due to increased income on our investments resulting from both higher returns and larger investment balances throughout the period.
Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and short-term investments (dollars in thousands):

	June 30, 2023	December 31, 2022	Change $	Change %
Cash and cash equivalents	$30,058	$96,140	$(66,082)	(69)%
Short-term investments	97,521	27,769	69,752	251%
Total liquid funds	$127,579	$123,909	$3,670	3%
As of June 30, 2023, we had cash, cash equivalents and short-term investments of approximately $127.6 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of June 30, 2023 is $824.0 million. Our current level of cash, cash equivalents and short-term investments alone is not sufficient to meet our plans for the next twelve months following the filing of these condensed financial statements on August 2, 2023. These factors raise substantial doubt regarding our ability to continue as a going concern for a period of one year from the issuance of these condensed financial statements.

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
In August 2021, we filed an additional prospectus supplement under a Registration Statement which was filed in July 2020 for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that was authorized for issuance and sale, from time to time, under a sales agreement we entered into with Jefferies (the "2021 Open Market Sales Agreement"), pursuant to which we, from time to time, sold up to $150.0 million in shares of our common stock through Jefferies. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, received a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. During the three months ended March 31, 2023 we sold 15.5 million shares and received gross proceeds of $51.9 million at a weighted average sales price of approximately $3.35 per share under the 2021 Open Market Sales Agreement. As of March 31, 2023, we had sold a total of 95.2 million shares and received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement.
In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 ("2023 Registration Statement"), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC ("Jefferies"), deemed to be “at-the-market offerings” ("2023 Open Market Sales Agreement"). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the three months ended June 30, 2023, we initiated sales pursuant to the 2023 Open Market Sales Agreement resulting in the issuance of 3.0 million shares of our common stock and receipt of gross proceeds of $11.6 million at a weighted average sales price of approximately $3.83 per share.

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
The initial funding of $27.5 million was used to repay the 2018 Loan and is funding our ongoing operations. We had $25.0 million principal from the 2018 Loan outstanding as of the closing date, as well as the 2018 Exit Fee in the amount of $1.5 million. Notwithstanding the February 2022 prepayment of the 2018 Loan, our obligation to pay the 2018 Exit Fee will expire on May 16, 2028. As discussed in Note 9. Derivative Liabilities, in connection with entering into the 2022 Loan Agreement, we entered into the 2022 Exit Fee agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded if certain conditions are met.
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
•whether or when XPHOZAH, if approved, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur, including the length of any applicable TDAPA period and the amount of the add-on payment available during the TDAPA period;
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
CASH FLOW ACTIVITIES
The following table summarizes our cash flows (dollars in thousands):

	Six Months Ended June 30,		Change 2023 vs. 2022
	2023	2022	$	%
Net cash used in operating activities	$(59,532)	$(58,901)	$(631)	1%
Net cash (used in) provided by investing activities	(68,984)	17,806	(86,790)	(487)%
Net cash provided by financing activities	62,434	22,075	40,359	183%
Net decrease in cash and cash equivalents	$(66,082)	$(19,020)	$(47,062)	247%

Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2023 increased by $0.6 million as compared to the same periods in 2022 primarily as a result of our lower net loss and expenditures for commercial manufacturing and inventory for the production of IBSRELA.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities during the six months ended June 30, 2023 decreased by $86.8 million as compared to the same periods in 2022 due to increased investment purchases during 2023 as we invested higher levels of cash as compared to the same period in 2022.
Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2023 increased by $40.4 million as compared to the same periods in 2022 primarily due to net proceeds from issuance of our common stock pursuant to the at the market offerings of $62.1 million during the six months ended June 30, 2023 compared to $18.5 million during the six months ended June 30, 2022. In addition, during the six months ended June 30, 2022 we expended net $6.1 million in conjunction with entering into the 2022 Loan and repaying the principal outstanding under the 2018 Loan and received net proceeds of $9.6 million from the sale of future royalties to HCR.
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
As of June 30, 2023, we had cash, cash equivalents and short-term investments of $127.6 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including commercial paper and asset backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the 2022 Loan as amended bear interest at a floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $0.1 million for the six months ended June 30, 2023. As of June 30, 2023, we had an aggregate principal amount of $27.5 million outstanding pursuant to our 2022 Loan Agreement.
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
As of June 30, 2023, we had no open forward foreign currency exchange contracts.

ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.       OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the “Securities Class Actions”). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 29, 2022. Defendants filed a motion to dismiss the amended complaint on December 2, 2022. In January and February 2023, in lieu of filing a response to defendant’s motion to dismiss, plaintiffs filed a motion seeking leave to further amend their complaint and defendants filed an opposition to the motion for leave to further amend the complaint. On April 6, 2023, the court granted plaintiff’s motion for leave to further amend the complaint. With the second amended complaint, the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023, with a hearing on the motion to dismiss to be held on September 14, 2023. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
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

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2023, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of June 30, 2023.

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

In March 2022, we commenced the commercialization of our first product, IBSRELA® (tenapanor) for the treatment of irritable bowel syndrome with constipation (“IBS-C”) in adult patients and have generated $45.3 million in net revenue from product sales through June 30, 2023.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and other expenses related to our ongoing operations. As of June 30, 2023, we had an accumulated deficit of $824.0 million.

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

We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA in the U.S, and prepare for and commercialize XPHOZAH in the U.S., if approved. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or limit the commercialization of XPHOZAH, if approved.

Since our inception, most of our resources have been dedicated to our research and development activities, including developing tenapanor. We believe that we will continue to expend substantial resources for the foreseeable future, including, costs associated with our efforts to commercialize IBSRELA; our efforts to pursue approval for our NDA for XPHOZAH; planning for, and if approved, commercializing XPHOZAH; conducting pediatric clinical trials for IBSRELA and XPHOZAH, if approved; and manufacturing for IBSRELA and, if approved XPHOZAH. Our future funding requirements will depend on many factors, including, but not limited to:
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
•whether or when XPHOZAH, if approved, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur, including the length of any applicable TDAPA period and the amount of the add-on payment available during the TDAPA period;
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

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to limit or reduce our commercialization of IBSRELA, or limit the commercialization of XPHOZAH, if approved, or delay or limit additional clinical trials for tenapanor. Additionally, our inability to access capital on a timely basis and on terms that are acceptable to us may force us to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of IBSRELA or XPHOZAH, if approved, through the use of alternative structures.

We have generated limited revenue from product sales and may never be profitable.
We began selling IBSRELA in the U.S. in March 2022, and have generated $45.3 million revenue from product sales to date. We have no other products approved for sale. On April 17, 2023, we resubmitted our NDA for XPHOZAH following the U.S. Food and Drug Administration’s (“FDA”) Center for Drug Evaluation and Research, Office of New Drugs (“OND”) decision to grant our appeal of the Complete Response Letter (“CRL”) for the NDA for XPHOZAH. On May 17, 2023, the FDA accepted the resubmission of the NDA for XPHOZAH. The FDA determined that the NDA is a class 2 review, which results in a six-month review period from the date of resubmission, and has set a user fee goal date of October 17, 2023.

Even with the acceptance of the resubmission of the NDA, there can be no assurances that our NDA for XPHOZAH will be approved by the FDA. There can be no assurances that we will be successful in increasing the amount of product revenue from sales of IBSRELA. There can be no assurances that we will generate sufficient product revenue from sales of IBSRELA and, if approved, XPHOZAH, to cover our expenses. Our ability to generate product revenue from sales or pursuant to milestone or royalty payments depends heavily on many factors, including but not limited to:

•our ability to successfully commercialize ISBRELA and continue to increase market share;
•maintaining sufficient market acceptance of IBSRELA as a viable treatment option for IBS-C;
•our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA by third-party payors;
•whether we are successful in our efforts to secure regulatory approval for our NDA for XPHOZAH and the label for which approval is granted;
•whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur, including the length of any applicable TDAPA period and the amount of the add-on payment available during the TDAPA period;
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

With respect to our commercialization of IBSRELA, and if we are successful in obtaining regulatory approval to market XPHOZAH, our revenue will be dependent, in part, upon the size of the markets in the U.S. and the label for which approval was or is granted, accepted price for the product, and the ability to get reimbursement at any price. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the U.S., there is additional uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which, if approved, will be marketed for the control of serum phosphorus in adult patients with CKD on dialysis who have had an inadequate response or intolerance to a phosphate binder therapy or for another other related indication. If we are successful in obtaining regulatory approval to market XPHOZAH for such indication, our ability to generate and sustain future revenues from sales of XPHOZAH, will be significantly dependent upon whether and when XPHOZAH, along with other oral end stage renal disease (“ESRD”)-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur. See “—Third-party payor coverage and reimbursement status of newly approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and, if approved, XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue” and "—In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD prospective payment system (“ESRD PPS”), XPHOZAH, if approved, will become part of the ESRD PPS on January 1, 2025, and will no longer be separately paid for under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.” below. Additionally, if the number of adult patients for IBSRELA or, if approved XPHOZAH, is not as significant as we estimate, the indication approved by regulatory authorities for XPHOZAH is narrower than we expect, coverage and reimbursement for either IBSRELA or XPHOZAH, if approved, are not available in the manner and to the extent we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of IBSRELA or XPHOZAH, if approved. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate adequate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

Principal Risks Related to Our Business

We are substantially dependent on the successful commercialization of IBSRELA, and there is no guarantee that we will maintain sufficient market acceptance for IBSRELA, grow market share for ISBRELA, secure adequate coverage and reimbursement for IBSRELA, or generate sufficient revenue from product sales of IBSRELA.

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
•our ability to continue to increase the market share of ISBRELA;
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
The amount of potential revenue we may achieve from the commercialization of IBSRELA is subject to these and other factors, and may be unpredictable from quarter-to-quarter. If the number of patients in the market for IBSRELA or the price that the market can bear is not as significant as we estimate, or if we are not able to continue to secure and maintain physician and patient acceptance of IBSRELA or adequate coverage and reimbursement for IBSRELA, we may not generate sufficient revenue from sales of IBSRELA. Any failure of IBSRELA to maintain market acceptance, continue to increase market share, obtain sufficient third-party coverage or reimbursement, or achieve commercial success would adversely affect our results of operations.

We are pursuing regulatory approval for XPHOZAH. There can be no assurances that we will be successful in obtaining such regulatory approval.

We are pursuing regulatory approval for XPHOZAH. To date, we have invested a significant amount of our efforts and financial resources in the research and development of XPHOZAH. On July 28, 2021, we received a CRL from the FDA’s Division of Cardiology and Nephrology (the “Division”) regarding our NDA for XPHOZAH. According to the CRL, the Division determined that the magnitude of the treatment effect observed in our Phase 3 clinical trials was small and of unclear clinical significance. Following an End-of-Review Type A meeting (“End of Review Meeting”) in October 2021, with the Division, we submitted a Formal Dispute Resolution Request (“FDRR”) in December 2021. The FDRR was focused on demonstrating that the data submitted in the NDA supported the clinical significance of the treatment effect of tenapanor in the control of serum phosphorus in adult patients with CKD on dialysis. On February 4, 2022, we received an Appeal Denied Letter ("ADL") from the Office of Cardiology, Hematology, Endocrinology and Nephrology (“OCHEN”). On February 18, 2022, we submitted an appeal of the ADL to the OND. In April 2022, we received an interim response from the OND requesting additional input from the Cardiovascular and Renal Drug Advisory Committee (“CRDAC”). A CRDAC meeting was held in November 2022 with the Committee voting that the benefits of XPHOZAH outweigh its risks nine to four as a monotherapy and ten to two, with one abstention, in combination with phosphate binder therapy. In December 2022, the OND granted our appeal of the CRL for the NDA for XPHOZAH and directed the Division to work with us to develop an appropriate label for the commercialization of XPHOZAH. We resubmitted the NDA for XPHOZAH on April 17, 2023. We received notification from the Division accepting the resubmission of the NDA for XPHOZAH on May 17, 2023. The FDA has determined that the NDA is a class 2 review, which results in a six-month review period from the date of resubmission. The FDA has set a user fee goal date of October 17, 2023. We expect that, if approved, we will launch XPHOZAH in the fourth quarter of 2023, as soon as possible following an approval from the FDA. There can be no assurances that the acceptance of the resubmission of our NDA will result in approval of our NDA for XPHOZAH. Even if we are successful in obtaining approval for the NDA, the delay in obtaining such approval may result in delay in the regulatory process for our partners, which could have a material adverse effect on our business and results of operations.

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

We may not be successful in obtaining FDA approval for XPHOZAH, and if we are able to obtain approval, there is no guarantee that we will achieve sufficient market acceptance for XPHOZAH, secure adequate coverage and reimbursement for XPHOZAH or generate sufficient revenue from product sales of XPHOZAH. If we are successful in obtaining approval for XPHOZAH, the commercial success of XPHOZAH will depend on a number of factors, including the following:

•whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur, including the length of any applicable TDAPA period and the amount of the add-on payment available during the TDAPA period;
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

In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD prospective payment system (“ESRD PPS”), XPHOZAH, if approved, will become part of the ESRD PPS on January 1, 2025, and will no longer be separately paid for under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.

In January 2011, the Centers for Medicare & Medicaid Services (“CMS”), an agency within the United States Department of Health and Human Services responsible for administering the Medicare program, implemented the ESRD PPS, a new prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain drugs defined by CMS to be part of the renal dialysis service. The inclusion of oral medications without injectable or intravenous equivalents in the bundled payment was initially delayed by CMS until January 1, 2014, and through several subsequent legislative actions has been delayed until January 1, 2025.

Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including XPHOZAH, if approved, and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a TDAPA for new renal dialysis drugs and biological products that meet certain criteria for a period of two years. The TDAPA payment is based on 100 percent of average sales price (“ASP”). If ASP is not available, then the TDAPA is based on 100 percent of wholesale acquisition cost (“WAC”). If WAC is unavailable, then the payment is based on the drug manufacturer’s invoice. There can be no assurances that CMS will determine that XPHOZAH, if approved, will qualify for TDAPA status. Even if deemed eligible by CMS, revenue for sales of XPHOZAH could be significantly less in the TDAPA period than it would be if XPHOZAH is not bundled into the ESRD prospective payment system. Moreover, in the post-TPDAPA period, CMS currently expects to increase the single bundled payment paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. The inclusion of XPHOZAH in the ESRD PPS would affect our ability to optimize the commercialization of XPHOZAH and could materially impact our profitability, results of operations, financial condition, and prospects.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about coverage and reimbursement for new drugs are typically made by CMS, an agency within the United States Department of Health and Human Services responsible for administering the Medicare program, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours. Additionally, absent legislative or regulatory action, XPHOZAH, along with other oral ESRD related drugs without injectable or intravenous equivalents, will be included in the ESRD PPS beginning on January 1, 2025 at which time separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on sales of XPHOZAH, if approved and commercialized, and on our business should XPHOZAH be brought into the bundle in 2025, or at any time, we may be unable to sell XPHOZAH, if approved, to dialysis providers on a profitable basis. See “—In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD prospective payment system (“ESRD PPS”), XPHOZAH, if approved, will become part of the ESRD PPS on January 1, 2025, and will no longer be separately paid for under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.” above for a more detailed discussion related to the risks that may occur if XPHOZAH is brought into the bundle.

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

XPHOZAH, if approved, will compete with phosphate binders. The various types of phosphate binders commercialized in the U.S. include the following: Calcium acetate (several prescription brands including PhosLo and Phoslyra); Lanthanum carbonate (Fosrenol); Sevelamer hydrochloride (Renagel); Sevelamer carbonate (Renvela); Sucroferric oxyhydroxide (Velphoro); and Ferric citrate (Auryxia). All of the listed phosphate binders are available as generics in the U.S., with the exception of Velphoro and Auryxia. Additionally, over-the-counter calcium carbonate, such as Tums and Caltrate, is also used to bind phosphorus.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and our commercial launch of IBSRELA and will face further risk following the commercial launch of XPHOZAH, if approved, in the fourth quarter of 2023. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risk associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the U.S. and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin for commercialization of tenapanor for hyperphosphatemia in Japan; with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun Pharma”) for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; in Canada with Knight Therapeutics, Inc. (“Knight”) for commercialization of tenapanor for IBS-C and hyperphosphatemia; and with METiS Therapeutics, Inc. (“METiS”) for the development and commercialization of a portfolio of TGR5 agonist compounds for all therapeutic areas. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions. We received a CRL from the FDA regarding our NDA for XPHOZAH. Following the OND’s decision to grant our appeal of the CRL, we resubmitted our NDA for XPHOZAH in mid-April 2023. On May 17, 2023, the FDA accepted the resubmission of the NDA for XPHOZAH. The FDA determined that the NDA is a class 2 review, which results in a six-month review period from the date of resubmission, and has set a user fee goal date of October 17, 2023.

There can be no assurances that the acceptance of the resubmission of our NDA will result in approval of our NDA for XPHOZAH. Even if we are successful in obtaining approval for the NDA, the delay in obtaining such approval may result in delay in the regulatory process for our partners, which could have a material adverse effect on our business and results of operations.

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

All entities involved in the preparation of product for commercial sale, or product candidates for clinical trials, including our existing CMOs are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our products or product candidates that may not be detectable in final product testing. We or our CMOs must supply all necessary documentation in support of an NDA or comparable regulatory filing on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. The facilities and quality systems of some, or all, of our CMOs must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the manufacture of our product or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMOs for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel.

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

Europe’s planned Unified Patent Court may, in particular, present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”), for litigation involving European patents. Implementation of the EU Patent Package entered into force on June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

Risks Related to Our Common Stock

Our stock price may continue to be volatile and our stockholders may not be able to resell shares of our common stock at or above the price they paid.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2023, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
David Rosenbaum, Chief Development Officer	Adoption	June 9, 2023	X		95,832	March 15, 2024
*Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
ITEM 6.       Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ardelyx, Inc.	8-K	6/20/2023	3.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022, and (iv) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 2, 2023	By:	/s/ Robert Felsch
Robert Felsch
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)