Form 10-Q
period 2023-09-30
ARDELYX, INC.
filed 2023-10-31
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of October 26, 2023, was 232,137,709.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our current expectations regarding the availability of XPHOZAH® (tenapanor);
•whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system (ESRD PPS), and the manner in which such introduction into the ESRD PPS may occur, including the length of any applicable Transitional Drug Add-on Payment Adjustment (TDAPA) period; the amount of the add-on payment available during the TDAPA period and whether, and the extent to which, the ESRD PPS base rate is adjusted following any applicable TDAPA period;
•our plans to address our operating cash flow requirements with our current cash, cash equivalents and short-term investments, cash generated from the sales of IBSRELA® (tenapanor) and sales of XPHOZAH, the potential receipt of anticipated future milestone payments from our collaboration partners, with funding under our loan and security agreement with SLR Investment Corp. (SLR), potential additional financing sources and through the implementation of cash preservation activities to reduce or defer discretionary spending;
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
•We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH in the U.S. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA and XPHOZAH.
•We have generated limited revenue from product sales and may never be profitable.
•We are substantially dependent on the successful commercialization of IBSRELA, and there is no guarantee that we will maintain sufficient market acceptance for IBSRELA, grow market share for IBSRELA, secure and maintain adequate coverage and reimbursement for IBSRELA, or generate sufficient revenue from product sales of IBSRELA.
•There is no guarantee that we will achieve sufficient market acceptance for XPHOZAH, secure adequate coverage and reimbursement for XPHOZAH, or generate sufficient revenue from product sales of XPHOZAH.
•In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD prospective payment system (ESRD PPS), XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be separately paid for under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.
•IBSRELA and/or XPHOZAH may cause undesirable side effects or have other properties that could limit the commercial success of the product.
•Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue.
•We rely completely on third parties, including certain single-source suppliers, to manufacture IBSRELA and XPHOZAH. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of IBSRELA and XPHOZAH and our future development efforts for tenapanor may be materially harmed.
•Our future results depend on contract manufacturing organizations (CMOs), many of whom are our single source manufacturers.
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

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,767	$96,140
Short-term investments	131,313	27,769
Accounts receivable	43,263	7,733
Inventory	8,524	3,282
Prepaid commercial manufacturing	17,176	13,567
Prepaid expenses and other current assets	7,173	5,112
Total current assets	241,216	153,603
Inventory, non-current	38,974	25,064
Right-of-use assets	6,523	9,295
Property and equipment, net	1,116	1,223
Other assets	1,550	881
Total assets	$289,379	$190,066
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,736	$10,859
Accrued compensation and benefits	8,357	7,548
Current portion of long-term debt	—	26,711
Current portion of operating lease liability	4,321	3,894
Deferred revenue	4,072	4,211
Accrued expenses and other current liabilities	19,043	12,380
Total current liabilities	43,529	65,603
Operating lease liability, net of current portion	2,887	5,855
Long-term debt, net of current portion	27,229	—
Deferred revenue, non-current	10,290	9,025
Deferred royalty obligation related to the sale of future royalties	14,113	11,254
Other liabilities, non-current	170	—
Total liabilities	98,218	91,737
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	—	—
Common stock, $0.0001 par value; 500,000,000 shares and 300,000,000 shares authorized; 232,133,132 and 198,575,016 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	23	20
Additional paid-in capital	1,008,741	878,500
Accumulated deficit	(817,402)	(780,137)
Accumulated other comprehensive loss	(201)	(54)
Total stockholders’ equity	191,161	98,329
Total liabilities and stockholders’ equity	$289,379	$190,066

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$22,285	$4,885	$51,949	$6,899
Product supply revenue	2,092	92	5,354	1,058
Licensing revenue	32,014	9	32,790	23
Total revenues	56,391	4,986	90,093	7,980
Cost of goods sold:
Cost of sales	644	230	1,508	287
Other cost of revenue	7,048	502	11,210	668
Total cost of goods sold	7,692	732	12,718	955
Operating expenses:
Research and development	8,637	7,467	26,012	26,059
Selling, general and administrative	32,664	18,667	86,653	56,868
Total operating expenses	41,301	26,134	112,665	82,927
Income (loss) from operations	7,398	(21,880)	(35,290)	(75,902)
Interest expense	(1,107)	(886)	(3,210)	(2,409)
Non-cash interest expense related to the sale of future royalties	(922)	(831)	(2,859)	(841)
Other income, net	1,460	704	4,308	1,258
Income (loss) before provision for income taxes	6,829	(22,893)	(37,051)	(77,894)
Provision for income taxes	200	—	214	8
Net income (loss)	$6,629	$(22,893)	$(37,265)	$(77,902)
Net income (loss) per share of common stock - basic and diluted	$0.03	$(0.14)	$(0.17)	$(0.53)
Shares used in computing net income (loss) per share - basic	222,782,229	165,104,789	214,976,555	147,319,818
Shares used in computing net income (loss) per share - diluted	227,894,335	165,104,789	214,976,555	147,319,818
Comprehensive income (loss):
Net income (loss)	$6,629	$(22,893)	$(37,265)	$(77,902)
Unrealized gains (losses) on available-for-sale securities	9	(5)	(147)	(108)
Comprehensive income (loss)	$6,638	$(22,898)	$(37,412)	$(78,010)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months ended September 30, 2023 and 2022
(Unaudited)
(in thousands, except shares)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2023	217,862,921	$22	$947,380	$(824,031)	$(210)	$123,161
Issuance of common stock under employee stock purchase plan	269,739	—	670	—	—	670
Issuance of common stock upon exercise of options	28,227	—	40	—	—	40
Issuance of common stock upon vesting of restricted stock units	211,277	—	—	—	—	—
Issuance of common stock in at the market offering	13,760,968	1	57,162	—	—	57,163
Stock-based compensation	—	—	3,489	—	—	3,489
Unrealized gains on available-for-sale securities	—	—	—	—	9	9
Net income	—	—	—	6,629	—	6,629
Balance as of September 30, 2023	232,133,132	$23	$1,008,741	$(817,402)	$(201)	$191,161

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	198,575,016	$20	$878,500	$(780,137)	$(54)	$98,329
Issuance of common stock under employee stock purchase plan	435,708	—	808	—	—	808
Issuance of common stock for services	86,095	—	337	—	—	337
Issuance of common stock upon exercise of options	127,221	—	251	—	—	251
Issuance of common stock upon vesting of restricted stock units	634,351	—	—	—	—	—
Issuance of common stock in at the market offering	32,274,741	3	119,245	—	—	119,248
Stock-based compensation	—	—	9,600	—	—	9,600
Unrealized losses on available-for-sale securities	—	—	—	—	(147)	(147)
Net loss	—	—	—	(37,265)	—	(37,265)
Balance as of September 30, 2023	232,133,132	$23	$1,008,741	$(817,402)	$(201)	$191,161

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2022	153,797,834	$15	$821,075	$(767,939)	$(109)	$53,042
Issuance of common stock under employee stock purchase plan	181,256	—	112	—	—	112
Issuance of common stock for services	711,675	—	390	—	—	390
Issuance of common stock upon vesting of restricted stock units	95,555	—	—	—	—	—
Issuance of common stock in at the market offering	32,613,325	4	34,363	—	—	34,367
Stock-based compensation	—	—	1,848	—	—	1,848
Unrealized losses on available-for-sale securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(22,893)	—	(22,893)
Balance as of September 30, 2022	187,399,645	$19	$857,788	$(790,832)	$(114)	$66,861

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	130,182,535	$13	$795,540	$(712,930)	$(6)	$82,617
Issuance of common stock under employee stock purchase plan	308,356	—	195	—	—	195
Issuance of common stock for services	711,675	—	390	—	—	390
Issuance of common stock upon vesting of restricted stock units	3,091,697	—	—	—	—	—
Issuance of common stock in at the market offering	53,105,382	6	52,839	—	—	52,845
Stock-based compensation	—	—	8,824	—	—	8,824
Unrealized losses on available-for-sale securities	—	—	—	—	(108)	(108)
Net loss	—	—	—	(77,902)	—	(77,902)
Balance as of September 30, 2022	187,399,645	$19	$857,788	$(790,832)	$(114)	$66,861

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(37,265)	$(77,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	930	1,017
Non-cash lease expense	2,690	2,570
Stock-based compensation	9,600	8,824
Gain on sale of equipment	—	(1,260)
Non-cash interest expense	3,093	1,055
Other, net	(1,483)	174
Changes in operating assets and liabilities:
Accounts receivable	(35,530)	(4,706)
Inventory	(19,152)	(9,774)
Prepaid commercial manufacturing	(3,609)	(10,549)
Prepaid expenses and other assets	(2,671)	754
Accounts payable	(3,123)	(1,164)
Accrued compensation and benefits	809	1,743
Operating lease liabilities	(2,880)	(2,571)
Accrued and other liabilities	6,466	(375)
Deferred revenue	1,126	7,836
Net cash used in operating activities	(80,999)	(84,328)
Investing activities
Proceeds from maturities and redemptions of investments	36,264	59,000
Purchases of investments	(137,644)	(43,824)
Proceeds from sale of property and equipment	—	1,798
Purchases of property and equipment	(301)	—
Net cash (used in) provided by investing activities	(101,681)	16,974
Financing activities
Proceeds from 2022 Loan, net of issuance costs	—	26,971
Payments for 2018 Loan, net of costs	—	(33,038)
Proceeds from the sale of future royalties, net of issuance costs	—	9,581
Proceeds from issuance of common stock in at the market offering, net of issuance costs	119,248	52,845
Proceeds from issuance of common stock under equity incentive and stock purchase plans	1,059	195
Net cash provided by financing activities	120,307	56,554
Net decrease in cash and cash equivalents	(62,373)	(10,800)
Cash and cash equivalents at beginning of period	96,140	72,428
Cash and cash equivalents at end of period	$33,767	$61,628
Supplementary disclosure of cash flow information:
Cash paid for interest	$2,692	$2,079
Cash paid for income taxes	$19	$6
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$339	$—
Issuance of common stock for services	$337	$390
Issuance of derivative in connection with issuance of loan payable	$—	$375
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Ardelyx, Inc. (“Company,” “we,” “us” or “our”) is a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative, first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a minimally absorbed, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (IBS-C). Tenapanor, branded as XPHOZAH®, was approved by the U.S. Food and Drug Administration (FDA) on October 17, 2023, to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery phase asset, RDX020 for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.
We operate in one business segment, which is the development and commercialization of biopharmaceutical products.
Basis of Presentation
These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as our most recent annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly our financial position, results of operations, changes in stockholders’ equity, and cash flows for the interim periods presented.
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023, or for any other interim period or future year.
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
Liquidity
As of September 30, 2023, we had cash, cash equivalents and short-term investments of approximately $165.1 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of September 30, 2023 is $817.4 million. Since December 31, 2021 and prior to September 30, 2023, our liquidity position raised substantial doubt about our ability to continue as a going concern. We have addressed our operating cash flow requirements through cash generated from product sales of IBSRELA, proceeds from the sale of shares of our common stock under our at-the-market offering, and from the receipt of milestones payments from our collaboration partners and payments from our Japanese collaboration partner under the second amendment to our License Agreement, which were received in October 2023. We believe our available cash, cash equivalents and short-term investments as of September 30, 2023 will be sufficient to fund our operations for at least a period of one year from the issuance of these condensed financial statements.

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
Recent Accounting Pronouncements
New Accounting Pronouncements - Recently Adopted
In July 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718) Presentation of Financial Statements (ASU 2023-03). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. As the ASU does not provide any new guidance, there is no transition or effective date associated with its adoption. Accordingly, we adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on our condensed financial statement presentation or related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.
NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and short-term investments as of September 30, 2023 and December 31, 2022 are summarized below (in thousands):

	September 30, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$1,533	$—	$—	$1,533
Money market funds	32,234	—	—	32,234
Total cash and cash equivalents	33,767	—	—	33,767
Short-term investments:
Commercial paper	$82,851	$1	$(133)	$82,719
U.S. government-sponsored agency bonds	31,850	5	(44)	31,811
Corporate bonds	6,284	—	(2)	6,282
Asset-backed securities	10,529	—	(28)	10,501
Total short-term investments	131,514	6	(207)	131,313
Total cash, cash equivalents and investments	$165,281	$6	$(207)	$165,080

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$11,827	$—	$—	$11,827
Money market funds	84,313	—	—	84,313
Total cash and cash equivalents	96,140	—	—	96,140
Short-term investments
Commercial paper	$25,336	$6	$(51)	$25,291
Corporate bonds	1,000	—	(1)	999
U.S. government-sponsored agency bonds	1,487	—	(8)	1,479
Total short-term investments	27,823	6	(60)	27,769
Total cash, cash equivalents and investments	$123,963	$6	$(60)	$123,909
Cash equivalents consist of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. We invest our cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity on our condensed balance sheets. We use the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have been insignificant and are included in other income, net, in the statement of operations and comprehensive income (loss).
All of the short-term available-for sale securities held as of September 30, 2023 and December 31, 2022 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired or subject to credit losses, we write it down through the statement of operations and comprehensive income (loss) to its fair value and establish that value as a new cost basis for the investment. Our unrealized losses as of September 30, 2023 and December 31, 2022 were not material. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of September 30, 2023 and December 31, 2022, and no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$32,234	$32,234	$—	$—
Commercial paper	82,719	—	82,719	—
U.S. government-sponsored agency bonds	31,811	—	31,811	—
Corporate bonds	6,282	—	6,282	—
Asset-backed securities	10,501	—	10,501	—
Total	$163,547	$32,234	$131,313	$—

Liabilities:
Derivative liabilities for exit fees	$2,055	$—	$—	$2,055
Total	$2,055	$—	$—	$2,055

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$84,313	$84,313	$—	$—
Commercial paper	25,291	—	25,291	—
Corporate bonds	999	—	999	—
U.S. government-sponsored agency bonds	1,479	—	1,479	—
Asset-backed securities	—	—	—	—
Total	$112,082	$84,313	$27,769	$—

Liabilities:
Derivative liability for exit fee	$1,656	$—	$—	$1,656
Total	$1,656	$—	$—	$1,656
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

The carrying amounts reflected in the condensed balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both September 30, 2023 and December 31, 2022, due to their short-term nature.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of September 30, 2023 and December 31, 2022.

Fair Value of Debt

The principal amount outstanding under our term loan facilities is subject to a variable interest rate. Therefore, we believe the carrying amount of the term loan facility approximates fair value as of September 30, 2023 and December 31, 2022. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.

The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of September 30, 2023 and December 31, 2022 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin Co., Ltd. (Kyowa Kirin) over the life of the agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

NOTE 4. INVENTORY
We began capitalizing inventory during the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. Inventory as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$22,783	$22,299
Work in process	22,956	5,324
Finished goods	1,759	723
Total	$47,498	$28,346
Reported as:
Inventory	$8,524	$3,282
Inventory, non-current	38,974	25,064
Total	$47,498	$28,346

Prepaid commercial manufacturing of $17.2 million and $13.6 million as of September 30, 2023 and December 31, 2022, respectively, consisted of prepayments to third party contract manufacturing organizations for work we expect to commence within the next 12 months.

NOTE 5. PRODUCT REVENUE, NET

We received approval from the FDA in September 2019 to market IBSRELA in the U.S. We began selling IBSRELA in the U.S. in March 2022. We distribute IBSRELA principally through major wholesalers, specialty pharmacies and group purchasing organizations (GPOs) (collectively, our Customers). Our Customers subsequently sell IBSRELA to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

During the three and nine months ended September 30, 2023, we recorded net revenue for IBSRELA of $22.3 million and $51.9 million, respectively. During the three and nine months ended September 30, 2022, we recorded net revenue for IBSRELA of $4.9 million and $6.9 million, respectively.

Revenue from the following Customers who contributed greater than 10% of our gross product revenue during the three and nine months ended September 30, 2023 and 2022 as a percentage of total gross product revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cardinal Health	22.2%	25.2%	22.3%	24.2%
AmerisourceBergen Drug Corporation	21.2%	26.4%	21.3%	28.9%
McKesson Corporation	18.4%	20.2%	19.0%	20.9%
BioRidge Pharma, LLC	19.5%	—%	19.2%	—%
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay and Returns	Total
Balance as of December 31, 2022	$142	$1,444	$1,258	$2,844
Provisions	3,466	9,512	7,839	20,817
Credits/payments	(3,262)	(7,610)	(6,065)	(16,937)
Balance as of September 30, 2023	$346	$3,346	$3,032	$6,724
NOTE 6. COLLABORATION AND LICENSING AGREEMENTS
Kyowa Kirin Co., Ltd. (Kyowa Kirin)
In November 2017, we entered into an exclusive license agreement with Kyowa Kirin (2017 Kyowa Kirin Agreement), under which we granted Kyowa Kirin an exclusive license to develop and commercialize certain NHE3 inhibitors including tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer. We retained the rights to tenapanor outside of Japan, and also retained the rights to tenapanor in Japan for indications other than those stated above. Pursuant to the 2017 Kyowa Kirin Agreement, Kyowa Kirin is responsible for all costs and expenses incurred in the development and commercialization of tenapanor for all licensed indications in Japan. We are responsible for supplying the tenapanor drug substance for Kyowa Kirin’s use in development and commercialization throughout the term of the 2017 Kyowa Kirin Agreement, provided that Kyowa Kirin may exercise an option to manufacture the tenapanor drug substance under certain conditions. In October 2022, we entered into a Commercial Supply Agreement with Kyowa Kirin to further define the obligations of the parties with respect to the commercial supply of tenapanor drug substance (2022 Kyowa Kirin Supply Agreement). As detailed below under the heading Deferred Revenue we have received advanced payments from Kyowa Kirin for the manufacturing of tenapanor drug substance that will be used to satisfy Kyowa Kirin needs.
We assessed these arrangements in accordance with Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related amendments (ASC 606) and concluded that the contract counterparty, Kyowa Kirin, is a customer. Under the terms of the 2017 Kyowa Kirin Agreement, we received $30.0 million in upfront license fees, which was recognized as revenue when the agreement was executed. Based on our assessment, management determined that the license and the manufacturing supply services were its material performance obligations at the inception of the 2017 Kyowa Kirin Agreement, and as such, each of the performance obligations is distinct.

Under the terms of the 2017 Kyowa Kirin Agreement, Kyowa Kirin paid us an up-front license fee of $30.0 million. We may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been recognized as revenue and $20.0 million has been received as of September 30, 2023. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $57.0 million at the currency exchange rate on September 30, 2023, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. The variable consideration related to the remaining milestone payments was fully constrained at September 30, 2023.
In April 2022, we entered into a second amendment to the 2017 Kyowa Kirin Agreement (2022 Amendment). Under the terms of the 2022 Amendment, we and Kyowa Kirin have agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor for hyperphosphatemia in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future commercial milestones and royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment due following Kyowa Kirin's filing with the Japanese Ministry of Health, Labour and Welfare (MHLW) of its application for marketing approval for tenapanor and the second payment due following Kyowa Kirin’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, both of which have occurred as of September 30, 2023.
In October 2022, we announced that Kyowa Kirin submitted a New Drug Application (NDA) to the Japanese MHLW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment. We received these payments during the fourth quarter of 2022 and recorded them as licensing revenue on our condensed statement of operations and comprehensive income (loss).
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which results in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment. We received these payments in October 2023 and recorded them as licensing revenue on our condensed statement of operations and comprehensive income (loss) when earned during the three months ended September 30, 2023 and reported them as accounts receivable on our condensed balance sheet as of September 30, 2023.
During the three and nine months ended September 30, 2022, we recognized no licensing revenue pursuant to the 2017 Kyowa Kirin Agreement.
During the three and nine months ended September 30, 2023, we recognized $2.1 million and $5.4 million, respectively, of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement. During the three and nine months ended September 30, 2022, we recognized $83 thousand and $1.0 million, respectively, of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement.
Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (Fosun Pharma)
In December 2017, we entered into an exclusive license agreement with Fosun Pharma (Fosun Agreement) for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and IBS-C. We assessed these arrangements in accordance with ASC 606 and concluded that the contract counterparty, Fosun Pharma, is a customer. Under the terms of the Fosun Agreement, we received $12.0 million in upfront license fees which was recognized as revenue when the agreement was executed. Based on our assessment, we determined that the license and the manufacturing supply services represented the material performance obligations at the inception of the agreement and, as such, each of the performance obligations are distinct.
We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $5.0 million has been received and recognized as revenue as of September 30, 2023, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments was fully constrained at September 30, 2023.

In July 2023, we announced that an NDA for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the National Medical Products Administration (NMPA) for the control of serum phosphorus in adult patients with CKD on hemodialysis. This acceptance triggered a $2.0 million milestone payment to us under the terms of the Fosun Agreement. We received this payment during the third quarter of 2023 and recorded it as licensing revenue on our condensed statement of operations and comprehensive income (loss) when earned during the three months ended September 30, 2023. In October 2023, we announced that the FDA had approved XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered an additional $3.0 million milestone payment to us under the terms of the Fosun Agreement, which we expect to receive during the fourth quarter of 2023. Also, in October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of irritable bowel syndrome with constipation (IBS-C).
During the three and nine months ended September 30, 2022, we did not recognize a material amount of revenue pursuant to the Fosun Agreement.
Knight Therapeutics, Inc. (Knight)
In March 2018, we entered into an exclusive license agreement with Knight Therapeutics, Inc., (Knight Agreement) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Knight, is a customer. Based on our assessment, we determined that the license and the manufacturing supply services were the material performance obligations at the inception of the agreement and, as such, each of the performance obligations are distinct.
Under the terms of the Knight Agreement, we received a $2.3 million non-refundable, one-time upfront payment in March 2018 and may be eligible to receive additional development and commercialization milestone payments worth up to CAD 22.2 million, or approximately $16.4 million at the currency exchange rate on September 30, 2023, of which $0.7 million has been received and recognized as revenue as of September 30, 2023. We are also eligible to receive royalties ranging from the mid-single digits to the low twenties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments was fully constrained at September 30, 2023.
During the three and nine months ended September 30, 2023 and 2022, we did not recognize a material amount of revenue pursuant to the Knight Agreement.
METiS Therapeutics Inc. (METiS)
In April 2023, we entered into an exclusive, worldwide license agreement with METiS Therapeutics Inc., (METiS Agreement) for the development and commercialization of a portfolio of TGR5 agonist compounds that were discovered and developed by Ardelyx for all therapeutic areas. We assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, METiS, is a customer. Based on our assessment, we determined that the license was the material performance obligation at the inception of the agreement.
Under the terms of the METiS Agreement, we received a $0.8 million non-refundable, one-time upfront payment in April 2023 and may be eligible to receive additional development and commercialization milestone payments worth up to $243.0 million. We are also eligible to receive royalties ranging within the mid-single digits throughout the term of the agreement. The variable consideration related to the remaining development and commercialization milestone payments was fully constrained at September 30, 2023.
During the three and nine months ended September 30, 2023, we recognized $0.8 million of licensing revenue pursuant to the METiS Agreement.

AstraZeneca AB (AstraZeneca)
In June 2015, we entered into a termination agreement with AstraZeneca (AstraZeneca Termination Agreement) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or other NHE3 products, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of September 30, 2023, to date in aggregate, we have recognized $23.9 million of the $75.0 million, which has been recorded as other cost of revenue on our condensed statements of operations and comprehensive income (loss), and have paid AstraZeneca $18.3 million. During the three and nine months ended September 30, 2023, we recognized $5.7 million and $8.7 million, respectively, as other cost of revenue related to the AstraZeneca Termination Agreement. During the three and nine months ended September 30, 2022 we recognized $0.5 million and $0.8 million, respectively, as other cost of revenue related to the AstraZeneca Termination Agreement.
Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period, which are all attributable to the 2017 Kyowa Kirin Agreement (in thousands):

	2023		2022
	Current	Non-Current	Current	Non-Current
Balance at January 1,	$4,211	$9,025	$—	$4,727
Amounts invoiced as prepayments for product supply	1,182	4,530	42	7,794
Decrease for revenue recognized for product supply	(4,586)	—	—	—
Reclassify amounts to be recognized in the next twelve months	3,265	(3,265)	3,961	(3,961)
Balance at September 30,	$4,072	$10,290	$4,003	$8,560

NOTE 7. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES

In June 2022, we and HealthCare Royalty Partners IV, L.P. (HCR) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). Under the terms of the HCR Agreement, HCR has agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the Royalty Interest Payments) that we may receive under our 2017 License Agreement with Kyowa Kirin based upon Kyowa Kirin's net sales of tenapanor in Japan for hyperphosphatemia. As consideration for the sale of the Royalty Interest Payments, HCR paid to us a $10.0 million upfront payment, and we are eligible to receive a $5.0 million payment as a result of Kyowa Kirin's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, and another $5.0 million payment in the event net sales by Kyowa Kirin in Japan exceed a certain annual target level by the end of 2025.

In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the New Drug Application for tenapanor for the improvement of hyperphosphatemia in adult patients with chronic kidney disease on dialysis, which entitles us to the first $5.0 million payment under the terms of the HCR Agreement. We received the payment in October 2023.

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

We received the $10.0 million upfront payment from HCR during June 2022 and recorded it as a deferred royalty obligation related to the sale of future royalties (deferred royalty obligation) on our balance sheet. Due to our ongoing manufacturing obligations under the 2017 Kyowa Kirin Agreement, we account for the proceeds as imputed debt and therefore will recognize royalties earned under the arrangement as non-cash royalty revenue. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin. As part of the sale, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, are being amortized to non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. As future royalties are remitted to us by Kyowa Kirin, and subsequently from us to HCR, the balance of the deferred royalty obligation will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be received from Kyowa Kirin under the 2017 Kyowa Kirin agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are made in U.S. dollars while the underlying sales of the products by Kyowa Kirin are made in Japanese yen, and other events or circumstances that could result in reduced royalty payments from Kyowa Kirin, which are not within our control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the deferred royalty obligation. We periodically assess the estimated royalty payments from Kyowa Kirin and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of September 30, 2023, our effective interest rate used to amortize the liability is 23.9%. During the three and nine months ended September 30, 2023, we recognized approximately $0.9 million and $2.9 million, respectively, of non-cash interest expense related to the deferred royalty obligation. During each of the three and nine months ended September 30, 2022, we recognized approximately $0.8 million of non-cash interest expense related to the deferred royalty obligation. As of September 30, 2023, we have received no royalty payments from Kyowa Kirin and, therefore, the deferred royalty obligation has not begun to be reduced.

NOTE 8. BORROWING

Solar Capital and Western Alliance Bank Loan Agreement

In May 2018, we entered into a loan and security agreement (as amended on October 9, 2020, March 1, 2021, May 5, 2021, and July 29, 2021) (2018 Loan Agreement) with Solar Capital Ltd. and Western Alliance Bank (collectively, the 2018 Lenders). The 2018 Loan Agreement provided for a loan facility for up to $50.0 million with a maturity date of November 1, 2022 (2018 Loan). As of the Closing Date for the 2022 Loan, as discussed below, we owed $25.0 million in principal payments from the 2018 Loan, which we repaid in full at that time.

As discussed in Note 9. Derivative Liability, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash upon the occurrence of certain conditions (2018 Exit Fee). Our obligations for the 2018 Exit Fee remained outstanding following the full repayment of the 2018 Loan in February 2022 until October 2023 when we received approval from the FDA for XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered our obligation to pay the 2018 Exit Fee to the 2018 Lenders and we subsequently paid the 2018 Exit Fee in October 2023.
SLR Investment Corp. Loan Agreement

On February 23, 2022 (Closing Date), we entered into a loan and security agreement (2022 Loan Agreement) with SLR Investment Corp. as collateral agent (Agent), and the lenders listed in the 2022 Loan Agreement (collectively, the 2022 Lenders). The 2022 Loan Agreement was subsequently amended in August 2022 (the First Amendment) and February 2023 (the Second Amendment). We concluded that the First Amendment and the Second Amendment were modifications to the 2022 Loan Agreement. The 2022 Loan Agreement as amended by the First Amendment and the Second Amendment provided for a senior secured loan facility, with $27.5 million (Term A Loan) funded on the Closing Date and an additional $22.5 million which we may borrow on or prior to December 20, 2023; provided that (i) we have received approval by the FDA for our NDA for XPHOZAH by November 30, 2023, and (ii) we have achieved certain product revenue milestone targets described in the

2022 Loan Agreement (Term B Loan, and together with the Term A Loan, the 2022 Original Loans). The 2022 Term A Loan funds were used to repay the 2018 Loan with the 2018 Lenders.

On October 17, 2023, we entered into a Third Amendment (the Third Amendment) to the 2022 Loan Agreement by and between us and the 2022 Lenders. The Third Amendment, among other things, (1) provides us with the option to draw an additional $50.0 million of committed capital by March 15, 2024 (the Term C Loan); and (2) provides us with the option to draw up to an additional $50.0 million of uncommitted capital by December 31, 2026, subject to approval by the Agent’s investment committee (the Term D Loan and together with the Term A, B, and C Loans, the Four 2022 Loans).

Under the Third Amendment, the maturity date for the Four 2022 Loans is March 1, 2027. The interest rate for each of the Term A Loan and the Term B Loan is 7.95% plus a SOFR value equal to 0.022% plus the 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website, subject to a SOFR floor of one percent. The interest rate for each of the Term C Loan and the Term D Loan is 4.25% plus a SOFR value equal to 0.022% plus the 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website, subject to a SOFR floor of 4.7%.

In addition, the period under which we are permitted to make interest-only payments on the Four 2022 Loans was extended to December 31, 2026, effective upon our decision to draw the Term B Loan in the amount of $22.5 million. We provided the Agent with notice of our decision to draw the Term B Loan in October 2023 to support the commercial launch of XPHOZAH.

We were obligated to pay $0.2 million, upon the closing of the Term A Loan, and we were obligated to pay $0.1 million on the funding date of the Term B Loan. We are obligated to pay $0.3 million on the earliest of (1) the funding date of the Term C Loan, (2) March 15, 2024, and (3) the prepayment, refinancing, substitution or replacement of the Term B Loans on or prior to March 15, 2024. In addition, we will be obligated to pay 0.5% of the aggregate original principal amount of the Term D Loan commitment, if requested by us and approved by the Agent’s investment committee, which shall be due on the earliest of (1) the funding of the Term D Loan, (2) if we request and the 2022 Lenders provide the Term D Loan commitment, the day immediately preceding the amortization date, and (3) if we request and the 2022 Lenders provide the Term D Loan commitment, the prepayment, refinancing, substitution or replacement of the Term C Loan on or prior to the date immediately preceding the amortization date.

We are obligated to pay a final fee equal to 4.95% of the aggregate original principal amount of the Four 2022 Loans, to the extent such loans are funded, upon the earliest to occur of the maturity date, the acceleration of the Four 2022 Loans, and the prepayment, refinancing, substitution, or replacement of the Four 2022 Loans.

We may voluntarily prepay all amounts outstanding under the Four 2022 Loans, subject to a prepayment premium of (i) 3% of the outstanding principal amount of the Four 2022 Loans if prepaid prior to or on October 17, 2024, (ii) 2% of the outstanding principal amount of the Four 2022 Loans if prepaid after October 17, 2024 through and including October 17, 2025, or (iii) 1% of the outstanding principal amount of the Four 2022 Loans if prepaid after October 17, 2025 and prior to the maturity date. The Four 2022 Loans are secured by substantially all of our assets, except for our intellectual property and certain other customary exclusions. Additionally, as discussed in Note 9. Derivative Liabilities, in connection with the 2022 Original Loans, we entered into an agreement whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded (2022 Exit Fee). Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire 10 years from the Closing Date.

The 2022 Loan Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. We have agreed to not allow our cash and cash equivalents to be less than the eighty percent (80%) of the outstanding Four 2022 Term Loan balance for any period in which our net revenue from the sale of any products, calculated on a trailing six (6) month basis and tested monthly, is less than sixty percent (60%) of the outstanding Four 2022 Loan balance.

In addition, the 2022 Loan Agreement, as amended, contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Four 2022 Term Loans, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Original Loan balance as a non-current liability as of September 30, 2023 due to principal repayments beginning in January 2027.

As of September 30, 2023, our future payment obligations related to the Original 2022 Loan, excluding interest payments and the 2022 final fee, were as follows (in thousands):

Total repayment obligations	$28,861
Less: Unamortized discount and debt issuance costs	(1,277)
Less: Unaccreted value of final fee	(355)
Long-term debt	27,229
Less: Current portion of long-term debt	—
Long-term debt, net of current portion	$27,229
NOTE 9.  DERIVATIVE LIABILITIES
2018 Exit Fee
In May 2018, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash (2018 Exit Fee) upon any change of control transaction in respect of the Company or if we obtain both (i) FDA approval of XPHOZAH and (ii) FDA approval of IBSRELA, which was obtained on September 12, 2019 (2018 Exit Fee Agreement). Notwithstanding the February 2022 prepayment of the 2018 Loan, our obligation to pay the 2018 Exit Fee will expire on May 16, 2028. We concluded that the 2018 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2018 Exit Fee is recorded as a derivative liability and included in accrued expense and other current liabilities on the accompanying condensed balance sheets. As of September 30, 2023 and December 31, 2022, the estimated fair value of the 2018 Exit Fee was $1.5 million and $1.2 million, respectively.

In October 2023, we received approval from the FDA for XPHOZAH to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered our obligation to pay the 2018 Exit Fee to the 2018 Lenders and we subsequently paid the 2018 Exit Fee in October 2023.
The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument include: (i) our estimates of both the probability and timing of a potential $1.5 million payment to the 2018 Lenders as a result of the FDA approvals, and (ii) a discount rate which was derived from our estimated cost of debt, adjusted with current LIBOR. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative instrument and it is estimated that a 10% increase (decrease), not to exceed 100%, in the probability of occurrence would result in a fair value fluctuation of no more than $0.1 million.

2022 Exit Fee
In February 2022, in connection with entering into the 2022 Original Loans, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Original Loan funded (2022 Exit Fee) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis (Revenue Milestone), tested monthly at the end of each month. The Term C and Term D Loans do not result in payment of an additional exit fee. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets. As of September 30, 2023 and December 31, 2022, the estimated fair value of the 2022 Exit Fee was $0.6 million and $0.4 million, respectively.
The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the 2022 Exit Fee derivative liability include: (i) our estimates of both the probability and timing of achieving the Revenue Milestone and (ii) the probability and timing of funding the Term B Loan, which was dependent upon (a) approval by the FDA for our NDA for the control of serum phosphorus in adult patients with CKD on dialysis by November 30, 2023, and (b) achievement of certain product revenue milestone targets. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative liability and it is estimated that a 10% increase (decrease) in the probability of occurrence would not result in a material fair value fluctuation.
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our condensed statements of operations and comprehensive income (loss) and were as follows for the nine months ended September 30, 2023 and 2022 (in thousands):

	2023	2022
Balance at January 1,	$1,656	$698
2022 Exit Fee addition at fair value	—	375
Changes in estimated fair value:
2018 Exit Fee	273	(4)
2022 Exit Fee	126	58
Balance at September 30,	$2,055	$1,127
NOTE 10. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
The following table provides additional details of our facility leases presented in our condensed balance sheets (dollars in thousands):

Facilities	September 30, 2023	December 31, 2022
Right-of-use assets	$6,523	$9,295

Current portion of lease liabilities	4,321	3,894
Operating lease liability, net of current portion	2,887	5,855
Total	$7,208	$9,749

Weighted-average remaining life (years)	1.8	2.4
Weighted-average discount rate	6.8%	6.8%

The lease costs, which are included in operating expenses in our condensed statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$1,061	$1,064	$3,127	$3,192
Cash paid for operating lease	$1,119	$1,072	$3,316	$3,194
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of September 30, 2023 (in thousands):

Remainder of 2023	$1,165
2024	4,715
2025	1,450
2026	329
Thereafter	—
Total undiscounted operating lease payments	7,659
Imputed interest expenses	(451)
Total operating lease liabilities	7,208
Less: Current portion of operating lease liability	(4,321)
Operating lease liability, net of current portion	$2,887
In March 2023, we entered into a sub-lease Agreement (Sub-lease) with Chronus Health, Inc. (Chronus). The Sub-lease permits use by Chronus of a portion of the space in our facility in Fremont, California. We lease the facility from a different counterparty under a separate head lease that commenced in September 2008 and has been amended multiple times to add space and to extend the lease term through March 2025. We have sub-leased to Chronus approximately 21,644 square feet of the 72,500 square foot building's interior space, plus corresponding exterior support space and parking. The term of the Sub-lease expires on February 1, 2025.
In accordance with the Sub-lease, we recognized an impairment of long-lived assets totaling $0.4 million during the three months ended March 31, 2023, which consisted primarily of impairment to the Fremont facility right-of-use asset. The Sub-lease commenced in April 2023 and we recognized $0.2 million and $0.5 million of income from the Sub-lease during the three and nine months ended September 30, 2023, respectively.

In August 2023, we entered into an amendment to the lease agreement (the Waltham lease) for our Waltham, Massachusetts facility to expand the leased premises to include an additional 4,247 square feet of office space. We recorded an additional $0.3 million right-of-use asset and lease liability for the Waltham lease upon commencement of the lease.
NOTE 11. STOCKHOLDERS’ EQUITY
At the Market Offerings Agreement
In August 2021, we filed an additional prospectus supplement under a Registration Statement which was filed in July 2020 for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that we were authorized to issue and sell, from time to time, under a sales agreement (2021 Open Market Sales Agreement) we entered into with Jefferies LLC (Jefferies) , pursuant to which we, from time to time, sold up to $150.0 million in shares of our common stock through Jefferies. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, received a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of March 2023, we had received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement, which included 15.5 million shares of our common stock for which we received gross proceeds of $51.9 million during the quarter ended March 31, 2023.

In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the three months ended September 30, 2023, we completed sales pursuant to the 2023 Open Market Sales Agreement resulting in the issuance of 13.8 million shares of our common stock and receipt of gross proceeds of $58.4 million at a weighted average sales price of approximately $4.24 per share. During the nine months ended September 30, 2023, we completed sales pursuant to the 2023 Open Market Sales Agreement resulting in the issuance of 16.8 million shares of our common stock and receipt of gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share.
NOTE 12. EQUITY INCENTIVE PLANS
Stock-Based Compensation
Stock-based compensation expense recognized for stock options, restricted stock units (RSUs), and our employee stock purchase program (ESPP) are recorded as operating expenses in our condensed statements of operations and comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative	$2,574	$1,373	$6,965	$6,102
Research and development	915	461	2,635	2,557
Total	$3,489	$1,834	$9,600	$8,659
As of September 30, 2023, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock option grants	$19,087	2.8
RSU grants	$7,372	2.9
ESPP	$390	0.4
Stock Options
A summary of our stock option activity and related information for the nine months ended September 30, 2023 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2022	13,963	$4.83
Options granted	7,512	$2.94
Options exercised	(127)	$1.96
Options forfeited or canceled	(144)	$4.45
Balance at September 30, 2023	21,204	$4.18
Exercisable at September 30, 2023	11,209	$5.46

Restricted Stock Units
A summary of our RSUs activity and related information for the nine months ended September 30, 2023 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2022	1,406	$2.17
Granted	2,293	$3.02
Vested	(720)	$2.80
Forfeited	(56)	$3.17
Non-vested restricted stock units at September 30, 2023	2,923	$2.67
Employee Stock Purchase Plan
During the nine months ended September 30, 2023, we sold approximately 0.4 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $1.85 per share resulting in proceeds to us of approximately $0.8 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the nine months ended September 30, 2023, we issued 0.1 million shares of our common stock to members of the board of directors in accordance with the program.
NOTE 13. NET INCOME (LOSS) PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the nine months ended September 30, 2023 and 2022, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2023	2022	2023	2022
Net income (loss)	$6,629	$(22,893)	$(37,265)	$(77,902)
Denominator:
Weighted average common shares outstanding - basic	222,782	165,105	214,977	147,320
Weighted average common shares outstanding - diluted	227,894	165,105	214,977	147,320
Net income (loss) per share of common stock - basic and diluted	$0.03	$(0.14)	$(0.17)	$(0.53)

For the periods presented, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	14,718	13,882	20,561	13,410
Restricted stock units	268	1,542	2,982	3,145
ESPP shares issuable	197	180	247	169
Total	15,183	15,604	23,790	16,724
NOTE 14. CONTINGENCIES
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 29, 2022. Defendants filed a motion to dismiss the amended complaint on December 2, 2022. In January and February 2023, in lieu of filing a response to defendant’s motion to dismiss, plaintiffs filed a motion seeking leave to further amend their complaint and defendants filed an opposition to the motion for leave to further amend the complaint. On April 6, 2023, the court granted plaintiff’s motion for leave to further amend the complaint. With the second amended complaint, the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023. On August 22, 2023, the court cancelled the hearing scheduled for September 14, 2023 on the motion to dismiss the amended complaint and indicated its decision to instead rule on the filed briefs. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2023, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of September 30, 2023.

NOTE 15.  SUBSEQUENT EVENTS
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which results in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment and our right to receive an additional $5.0 million investment payment from HCR (See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties). We received these payments in October 2023.
On October 17, 2023, we announced that the FDA approved XPHOZAH® (tenapanor) to reduce serum phosphorus in adults with chronic kidney disease on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. The FDA approval of XPHOZAH results in a number of financial implications that will be recognized in the fourth quarter of 2023 including payment of the 2018 Exit Fee, which was paid in October 2023 (see Note 8. Borrowing and Note 9. Derivative Liabilities), the achievement of a $3.0 million development milestone from Fosun Pharma (See Note 6. Collaboration and Licensing Agreements), and our ability to draw the Term B Loan from SLR (See Note 8. Borrowing).

Also on October 17, 2023, we entered into a Third Amendment (the Third Amendment) to the 2022 Loan Agreement by and between us and the 2022 Lenders. The Third Amendment, among other things, (1) provides us with the option to draw an additional $50.0 million of committed capital by March 15, 2024 (the Term C Loan); (2) provides us with the option to draw up to an additional $50.0 million of uncommitted capital, subject to approval by the Agent's investment committee (the Term D Loan); and (3) extends the interest-only period for the Four Loans to December 31, 2026, effective upon our decision to draw the Term B Loan in the amount of $22.5 million. We provided the Agent with notice of our decision to draw the Term B Loan in October 2023 to support the commercial launch of XPHOZAH (See Note 8. Borrowing for additional information related to borrowing).
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
Overview
We are a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent, and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a minimally absorbed, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (IBS-C). Tenapanor, branded as XPHOZAH®, was approved by the U.S. Food and Drug Administration (FDA) on October 17, 2023, to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery phase asset, RDX020 for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.

Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (R&D) activities, including developing tenapanor and developing our proprietary drug discovery and design platform. We realized our first product sales of IBSRELA (tenapanor) in March 2022. As of September 30, 2023, we had an accumulated deficit of $817.4 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH (tenapanor); and incur manufacturing and development cost for tenapanor. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, funds from our loan agreements with our lenders, as well as from sales of IBSRELA.

Our Commercial Products
IBSRELA for IBS-C

Our unique discovery platform and deep understanding of the primary mechanism of sodium transport in the intestine resulted in our discovery and development of IBSRELA, a first-in-class, FDA approved, sodium hydrogen exchange 3 (NHE3) inhibitor for the treatment of IBS-C in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal (GI) disorder characterized by both abdominal pain and altered bowel movements, and depending on the diagnostic criteria employed, is estimated to affect up to 13 million people in the U.S. IBS-C is associated with significantly impaired quality of life, reduced productivity, and substantial economic burden.

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

We have established commercial agreements with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (Fosun Pharma) in China and Knight Therapeutics, Inc. (Knight) in Canada for IBSRELA for IBS-C. Knight is currently marketing IBSRELA in Canada. In October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of irritable bowel syndrome with constipation (IBS-C).

XPHOZAH to Reduce Serum Phosphorus in Adults with CKD on dialysis as Add-on Therapy in Patients who have an Inadequate Response to Phosphate Binders or who are Intolerant of any Dose of Phosphate Binder Therapy

On October 17, 2023, XPHOZAH (tenapanor) is a first-in-class medicine received approval from the FDA to market XPHOZAH in the U.S. to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy XPHOZAH has a differentiated mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. It is estimated that there are more than 550,000 adult patients with CKD on dialysis in the U.S. and approximately eighty percent of those patients are being treated with phosphate lowering therapies. Seventy-seven percent of patients treated with phosphate binders to treat hyperphosphatemia were unable to consistently maintain phosphorous levels <=5.5 mg/dL over a six-month period. XPHOZAH is the first therapy for phosphate management that blocks phosphate absorption at the primary site of uptake. We currently expect XPHOZAH to be available to patients in November 2023.

We have established commercial agreements with Kyowa Kirin, Co. Ltd. (Kyowa Kirin) in Japan, Fosun Pharma in China and Knight in Canada for tenapanor for hyperphosphatemia. In July 2023, we announced that an NDA for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the National Medical Products Administration (NMPA) for the control of serum phosphorus in adult patients with CKD on hemodialysis. In September 2023, we announced that Kyowa Kirin received approval from the Japanese Ministry of Health, Labour and Welfare (MHLW) for the new drug application (NDA) for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis.

Discovery and Developmental Assets

We have a small molecule potassium secretagogue program, RDX013, for the potential treatment of hyperkalemia, or elevated serum potassium. Hyperkalemia is a common problem in patients with heart and kidney disease, particularly in patients taking customary blood pressure medications known as renin-angiotensin-aldosterone system (RAAS) inhibitors. RDX013 is a novel mechanism agent designed to target the underlying biological mechanisms of potassium secretion to lower elevated potassium. We have completed a Phase 2 dose ranging clinical trial evaluating the safety and efficacy of RDX013 for the treatment of hyperkalemia in CKD patients who are not on dialysis. While the results of the study demonstrated an acceptable safety and tolerability profile for RDX013 and supported proof of concept in its ability to lower serum potassium levels, with statistically significant reductions compared to placebo after eight days of treatment, the study did not meet its primary endpoint of significantly reducing serum potassium levels compared to placebo after four weeks of treatment.

We have a discovery program targeting the inhibition of the chloride bicarbonate exchanger for the treatment of metabolic acidosis, a highly prevalent comorbidity in CKD patients that is strongly correlated with disease progression and adverse outcomes. We have identified lead compounds that are potent, selective and proprietary inhibitors of bicarbonate secretion.

We do not currently expect to meaningfully advance either of these two assets until such time as we have determined our available resources can support additional activities after prioritization of the commercialization of IBSRELA and XPHOZAH.

Collaboration Partners
We have exclusive rights to tenapanor in the U.S. and we have established agreements with Kyowa Kirin in Japan, Fosun Pharma in China and Knight in Canada for the development and commercialization of tenapanor for certain indications in their respective territories.

In March 2018, we entered into an exclusive license agreement with Knight (Knight Agreement) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million non-refundable, one-time payment in March 2018. We may also be eligible to receive approximately CAD 22.2 million for development and commercialization milestones, or approximately $16.4 million at the currency exchange rate on September 30, 2023, of which $0.7 million has been received and recognized as revenue as of September 30, 2023. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments has not been included in the transaction price as they were fully constrained at September 30, 2023.

In November 2017, we entered into an exclusive license agreement with Kyowa Kirin (2017 Kyowa Kirin Agreement) for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the 2017 Kyowa Kirin Agreement, we received a $30.0 million upfront payment from Kyowa Kirin, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been recognized as revenue and $20.0 million has been received as of September 30, 2023. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $57.0 million at the currency exchange rate on September 30, 2023, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement.
On April 11, 2022, we entered into a second amendment to the 2017 Kyowa Kirin Agreement (2022 Amendment). Under the terms of the 2022 Amendment, we and Kyowa Kirin agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor in Japan. The royalty rate was reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment received in the fourth quarter of 2022 following Kyowa Kirin’s October 2022 filing with the Japanese MHLW of its application for marketing approval for tenapanor and the second payment due following Kyowa Kirin’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan.

In October 2022, we announced that Kyowa Kirin submitted an NDA to the Japanese MHLW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment.
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with chronic kidney disease on dialysis, which results in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment.
In December 2017, we entered into an exclusive license agreement with Fosun Pharma (Fosun Agreement) for the development and commercialization of tenapanor in China for both hyperphosphatemia and IBS-C. Under the terms of the Fosun Agreement, Fosun paid us a $12.0 million upfront license fee. In July 2023, we announced that an NDA for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the NMPA for the control of serum phosphorus in adult patients with chronic kidney disease on hemodialysis. This acceptance triggered a $2.0 million milestone payment to us under the terms of the Fosun Agreement, which we received in the third quarter of 2023. We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $5.0 million has been received and recognized as revenue as of September 30, 2023, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.
In October 2023, we announced that the FDA has approved XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered an additional $3.0 million milestone payment to us under the terms of the Fosun Agreement, which we expect to receive during the fourth quarter of 2023. Also, in October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of irritable bowel syndrome with constipation (IBS-C).
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
During the nine months ended September 30, 2023, we did not adopt any new critical accounting policies and significant judgements and estimates.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Organization and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).

Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through license, research and development collaborative agreements with various collaboration partners. We realized our first commercial product sales of IBSRELA beginning in March 2022. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: the extent to which we are successful in our commercialization of IBSRELA; our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA by third-party payors; whether and the extent to which we are successful in our commercialization of XPHOZAH; whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the end stage renal disease (ESRD) prospective payment system, and the manner in which such introduction into the ESRD prospective payment system may occur, including the length of any applicable Transitional Drug Add-on Payment Adjustment (TDAPA) period, the amount of the add-on payment available during the TDAPA period and whether, and the extent to which, the ESRD PPS base rate is adjusted following any applicable TDAPA period; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; or our collaborators’ achievement of clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; addressing any competing technological and market developments; maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; attracting, hiring, and retaining qualified personnel; and the extent to which tenapanor or other licensed products are approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor or other licensed products, our ability to generate future revenue from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.
Cost of Goods Sold
Cost of sales consists of the cost of commercial goods sold to our Customers. Other cost of revenue consists of the cost of materials sold to our international partners under product supply agreements, as well as payments due to AstraZeneca AB (AstraZeneca) based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA units recognized as revenue during the three and nine months ended September 30, 2023 were expensed prior to the fourth quarter of 2021, at which time our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA. We believe our cost of goods sold for the three and nine months ended September 30, 2023 would have been $1.0 million and $3.4 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. We believe our cost of goods sold for the three and nine months ended September 30, 2022 would have been $0.2 million and $1.2 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of September 30, 2023 and December 31, 2022, we had approximately $25.0 million and $28.0 million, respectively, of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of IBSRELA are recognized as revenue.
Other cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (AstraZeneca Termination Agreement) is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or other NHE3 products. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as other cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $23.9 million as other cost of revenue under the AstraZeneca Termination Agreement. See details in Note 6, Collaboration and Licensing Agreements, under AstraZeneca, in the notes to our financial statement of this Quarterly Report on Form 10-Q.

Research and Development
Pursuant to the October 2021 restructuring plan, we eliminated our internal research organization and we do not currently expect to meaningfully advance our efforts with respect to our discovery and developmental assets until such time as we have determined our available resources can support additional activities after prioritization of the commercialization of IBSRELA and XPHOZAH. We recognize all research and development expenses as they are incurred to support the discovery, research, development and manufacturing of our product candidates. Research and development expenses include, but are not limited to, the following:
•external research and development expenses incurred under agreements with consultants, third-party contract research organizations (CROs) and investigative sites where a substantial portion of our clinical studies are conducted, and with contract manufacturing organizations where our clinical supplies are produced;

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
Non-cash interest expense related to the sale of future royalties
Non-cash interest expense related to the sale of future royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future royalties using the effective interest method. As further described in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, in June 2022, we and HealthCare Royalty Partners IV, L.P. (HCR) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). Under the terms of the HCR Agreement, HCR agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the Royalty Interest Payments) that we may receive under our 2017 License Agreement with Kyowa Kirin based upon Kyowa Kirin's net sales of tenapanor in Japan for hyperphosphatemia. As part of the HCR Agreement, we received a $10.0 million upfront payment from HCR in June 2022 and recorded it as a deferred royalty obligation on our balance sheet. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin.
Other Income, net
Other income, net consists of interest income earned on our cash and cash equivalents and available-for-sale investments, the periodic revaluation of the exit fee related to our loan, gains on sales of property and equipment, and currency exchange gains and losses.

RESULTS OF OPERATIONS
The results of operations as of September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, for any other interim period, or for any other future year.
Comparison of the three and nine months ended September 30, 2023 and 2022
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Product sales, net	$22,285	$4,885	$17,400	356%	$51,949	$6,899	$45,050	653%
Product supply revenue	2,092	92	2,000	2174%	5,354	1,058	4,296	406%
Licensing revenue	32,014	9	32,005	355,611%	32,790	23	32,767	142,465%
Total revenues	$56,391	$4,986	$51,405	1,031%	$90,093	$7,980	$82,113	1,029%
The increase in product sales, net during the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is attributable to increased net product sales for IBSRELA.
The increase in product supply revenue during the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is attributable to increased product supply revenue to Kyowa Kirin.
The increase in licensing revenue during the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is attributable to earning an aggregate of $30.0 million for milestones under the 2017 Kyowa Kirin Agreement and payments under the 2022 Kyowa Kirin Amendment upon approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. We also earned a $2.0 million milestone under the terms of the Fosun Agreement upon acceptance of the NDA for tenapanor by China’s Center for Drug Evaluation of the NMPA for the control of serum phosphorus in adult patients with CKD on hemodialysis.
Cost of Goods Sold
Below is a summary of our cost of goods sold (dollars in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Cost of sales	$644	$230	$414	180%	$1,508	$287	$1,221	425%
Other cost of revenue	7,048	502	6,546	1,304%	11,210	668	10,542	1,578%
Total cost of goods sold	$7,692	$732	$6,960	951%	$12,718	$955	$11,763	1,232%
The increase to cost of sales for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is attributable to cost of goods sold for increased net product sales of IBSRELA. The increase to other cost of revenue for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is primarily attributable to payments due to AstraZeneca under the AstraZeneca Termination Agreement as well as cost of goods sold for product supply sold to our international partners.

Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Research and development	$8,637	$7,467	$1,170	16%	$26,012	$26,059	$(47)	—%
Selling, general and administrative	32,664	18,667	13,997	75%	86,653	56,868	29,785	52%
Total operating expenses	$41,301	$26,134	$15,167	58%	$112,665	$82,927	$29,738	36%

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
External R&D expenses	$3,089	$2,693	$396	15%	$10,295	$10,240	$55	1%
Employee-related expenses	4,454	3,462	992	29%	12,549	11,214	1,335	12%
Facilities, equipment and depreciation expenses	763	611	152	25%	2,120	2,441	(321)	(13)%
Other	331	701	(370)	(53)%	1,048	2,164	(1,116)	(52)%
Total research and development expenses	$8,637	$7,467	$1,170	16%	$26,012	$26,059	$(47)	—%

The change in our external R&D expenses for the three months ended September 30, 2023 as compared to the same period in 2022 is primarily the result of tenapanor manufacturing expenses as well as regulatory consulting expenses related to the FDA appeal of XPHOZAH. The change in our external R&D expenses for the nine months ended September 30, 2023 as compared to the same period in 2022 is primarily the result of clinical trial and pharmacovigilance activities related to IBSRELA.
Selling, General and Administrative

The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is primarily due to increased costs associated with the commercial launch of IBSRELA as well as preparation for the commercial launch of XPHOZAH and increases in expenses associated with administrative support functions as our company has grown in headcount and activity level. The increases consisted of headcount and related personnel costs and external spending for disease awareness initiatives, commercial infrastructure and strategy.
Interest Expense
Below is a summary of our interest expense (dollars in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Interest expense	$(1,107)	$(886)	$(221)	25%	$(3,210)	$(2,409)	$(801)	33%
The increase in interest expense for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is due to a higher variable interest rate applied to our loan balance primarily resulting from market fluctuations.

Non-Cash Interest Expense Related to the Sale of Future Royalties
Below is a summary of our non-cash interest expense (dollars in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Non-cash interest expense related to the sale of future royalties	$(922)	$(831)	$(91)	11%	$(2,859)	$(841)	$(2,018)	240%
Non-cash interest expense related to the sales of future royalties for the three and nine months ended September 30, 2023 is accrued on the deferred royalty obligation that we recorded following the receipt of the $10.0 million upfront payment from HCR during June 2022. We recognized nine months of expense during the nine months ended September 30, 2023 compared to approximately three months of expense during the nine months ended September 30, 2022.
Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Three Months Ended September 30,		Change 2023 vs. 2022		Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Other income, net	$1,460	$704	$756	107%	$4,308	$1,258	$3,050	242%
The increase in other income, net for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 is primarily due to increased income on our investments resulting from both higher interest rates and larger investment balances throughout the period.
Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and short-term investments (dollars in thousands):

	September 30, 2023	December 31, 2022	Change $	Change %
Cash and cash equivalents	$33,767	$96,140	$(62,373)	(65)%
Short-term investments	131,313	27,769	103,544	373%
Total liquid funds	$165,080	$123,909	$41,171	33%
As of September 30, 2023, we had cash, cash equivalents and short-term investments of approximately $165.1 million.
In August 2021, we filed a prospectus supplement under a Registration Statement which was filed in July 2020 for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that was authorized for issuance and sale, from time to time, under a sales agreement (2021 Open Market Sales Agreement) we entered into with Jefferies LLC (Jefferies), pursuant to which we, from time to time, sold up to $150.0 million in shares of our common stock through Jefferies. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, received a commission of up to 3% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of March 2023, we had received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement, which included 15.5 million shares of our common stock for which we received gross proceeds of $51.9 million during the quarter ended March 31, 2023.

In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the three months ended September 30, 2023, we initiated sales pursuant to the 2023 Open Market Sales Agreement resulting in the issuance of 13.8 million shares of our common stock and receipt of gross proceeds of $58.4 million at a weighted average sales price of approximately $4.24 per share. During the nine months ended September 30, 2023, we completed sales pursuant to the 2023 Open Market Sales Agreement resulting in the issuance of 16.8 million shares of our common stock and receipt of gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share.

In February 2022, we entered into a loan and security agreement (2022 Loan Agreement) with SLR Investment Corp (SLR). The 2022 Loan Agreement was subsequently amended on August 1, 2022 and February 9, 2023. The 2022 Loan Agreement as amended provides for a senior secured term loan facility, with $27.5 million funded at closing and an additional $22.5 million that we may borrow on or prior to December 20, 2023; provided that (i) we have received approval by the FDA for our NDA for XPHOZAH by November 30, 2023 and (ii) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement.
The initial funding of $27.5 million was used to repay the 2018 Loan and is funding our ongoing operations. We had $25.0 million principal from the 2018 Loan outstanding as of the closing date, as well as the 2018 Exit Fee in the amount of $1.5 million. We paid the 2018 Exit Fee in October 2023 following approval from the FDA for XPHOZAH to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. As discussed in Note 9. Derivative Liabilities, in connection with entering into the 2022 Loan Agreement, we entered into the 2022 Exit Fee agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Loan funded if certain conditions are met. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032.
In October 2022, we announced that our collaboration partner, Kyowa Kirin, submitted an NDA to the Japanese MHLW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. In accordance with the terms of the 2022 Amendment, Kyowa Kirin paid an aggregate of $35.0 million to us in milestone payments and payments associated with the 2022 Amendment during the quarter ended December 31, 2022.
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with chronic kidney disease on dialysis, which results in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment and we expect will also entitle us to the first $5.0 million payment under the terms of the HCR Agreement. We received these payments in October 2023.
In October 2023, we entered into a Third Amendment (the Third Amendment) to the 2022 Loan Agreement by and between us and the 2022 Lenders. As discussed in Note 8. Borrowing, the Third Amendment, among other things, (1) provides us with the option to draw an additional $50.0 million of committed capital by March 15, 2024 (the Term C Loan); (2) provides us with the option to draw up to an additional $50.0 million of uncommitted capital, subject to approval by the Agent's investment committee (the Term D Loan); and (3) extends the interest-only period for the Four Loans to December 31, 2026, effective upon our decision to draw the Term B Loan in the amount of $22.5 million. We provided the Agent with notice of our decision to draw the Term B Loan in October 2023 to support the commercial launch of XPHOZAH.
We have incurred operating losses since inception in 2007 and our accumulated deficit as of September 30, 2023 is $817.4 million. Our primary sources of cash have been from the sale and issuance of common stock (in both public offerings and private placements), private placements of convertible preferred stock, funds from our collaboration partnerships, funds from our 2018 Loan Agreement, as amended, and 2022 Loan Agreement, as amended, as well as from sales of IBSRELA. Our primary uses of cash have been to fund operating expenses, primarily research and development expenditures, as well as pre-commercial and commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Since December 31, 2021 and prior to September 30, 2023, our liquidity position raised substantial doubt about our ability to continue as a going concern. We have addressed our operating cash flow requirements through cash generated from product sales of IBSRELA, proceeds from the sale of shares of our common stock under our at-the-market offering, and from the receipt of milestones payments from our collaboration partners and payments from our Japanese collaboration partner under the second amendment to our License Agreement, which were received in October 2023. We believe our available cash, cash equivalents and short-term investments as of September 30, 2023 will be sufficient to fund our operations for at least a period of one year from the issuance of these condensed financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations for at least the next twelve months following the issuance of these condensed financial statements, our liquidity, financial condition and business prospects will be materially affected.
Our future funding requirements will depend on many factors, including, but not limited to:

•the extent to which we are able to generate product revenue from sales of IBSRELA and XPHOZAH;
•the availability of adequate third-party reimbursement for IBSRELA and XPHOZAH;
•the manufacturing, selling and marketing costs associated with IBSRELA and XPHOZAH;
•whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system (ESRD PPS), the manner in which such introduction into the ESRD PPS may occur, including the length of any applicable TDAPA period and the amount of the add-on payment available during the TDAPA period and whether, and the extent to which, the ESRD PPS base rate is adjusted following any applicable TDAPA period;
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
•the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, and costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
•the payment of interest and principal related to our loan and security agreement entered into with SLR Investment Corp. in February 2022, as amended to date.
Please see the risk factors set forth in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q for additional risks associated with our capital requirements.
CASH FLOW ACTIVITIES
The following table summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,		Change 2023 vs. 2022
	2023	2022	$	%
Net cash used in operating activities	$(80,999)	$(84,328)	$3,329	(4)%
Net cash (used in) provided by investing activities	(101,681)	16,974	(118,655)	(699)%
Net cash provided by financing activities	120,307	56,554	63,753	113%
Net decrease in cash and cash equivalents	$(62,373)	$(10,800)	$(51,573)	478%

Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2023 decreased by $3.3 million as compared to the same period in 2022 primarily as a result of our lower net loss, partially offset by changes in our working capital, including a $30.8 million increase in accounts receivable. Accounts receivable was elevated at September 30, 2023 due to $30.0 million receivable from Kyowa Kirin for milestone payments and payments under the 2022 Amendment that were earned in September 2023 and received in October 2023.
Cash Flows from Investing Activities
Net cash (used in) provided by investing activities during the nine months ended September 30, 2023 decreased by $118.7 million as compared to the same periods in 2022 due to increased investment purchases during 2023, as we invested higher levels of cash as compared to the same period in 2022.
Cash Flows from Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2023 increased by $63.8 million as compared to the same periods in 2022 primarily due to net proceeds from issuance of our common stock pursuant to the at the market offerings of $119.2 million during the nine months ended September 30, 2023 compared to $52.8 million during the nine months ended September 30, 2022. In addition, during the nine months ended September 30, 2022 we expended net $6.1 million in conjunction with entering into the 2022 Loan and repaying the principal outstanding under the 2018 Loan and received net proceeds of $9.6 million from the sale of future royalties to HCR.
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
As of September 30, 2023, we had cash, cash equivalents and short-term investments of $165.1 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including commercial paper, U.S. government-sponsored agency bonds, corporate bonds and asset-backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the 2022 Loan as amended bear interest at a floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $0.2 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an aggregate principal amount of $27.5 million outstanding pursuant to our 2022 Loan Agreement.
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

As of September 30, 2023, we had no open forward foreign currency exchange contracts.
ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2023 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.       OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed an amended complaint on September 29, 2022. Defendants filed a motion to dismiss the amended complaint on December 2, 2022. In January and February 2023, in lieu of filing a response to defendant’s motion to dismiss, plaintiffs filed a motion seeking leave to further amend their complaint and defendants filed an opposition to the motion for leave to further amend the complaint. On April 6, 2023, the court granted plaintiff’s motion for leave to further amend the complaint. With the second amended complaint, the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023. On August 22, 2023, the court cancelled the hearing scheduled for September 14, 2023 on the motion to dismiss the amended complaint and indicated its decisions to instead rule on the filed briefs. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2023, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of September 30, 2023.

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

In March 2022, we commenced the commercialization of our first product, IBSRELA® (tenapanor) for the treatment of irritable bowel syndrome with constipation (IBS-C) in adult patients and have generated $67.5 million in net revenue from product sales through September 30, 2023. In October 2023, we received regulatory approval for XPHOZAH® (tenapanor) for the reduction of serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. We currently expect XPHOZAH to be available to patients in November 2023.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and other expenses related to our ongoing operations. As of September 30, 2023, we had an accumulated deficit of $817.4 million.

We expect to continue to incur substantial operating losses for the foreseeable future as we commercialize IBSRELA, and XPHOZAH; and incur manufacturing and development costs for tenapanor.
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
We have substantial net operating loss and tax credit carryforwards for Federal and California income tax purposes. Such net operating losses and tax credits carryforwards may be reduced as a result of certain intercompany restructuring transactions. In addition, the future utilization of such net operating loss and tax credit carryforwards and credits will be subject to limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code). In general, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience additional ownership changes in the future, as a result of subsequent changes in our stock ownership, some of which are outside our control. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards, even if we achieve profitability.

We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH in the U.S. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or XPHOZAH.

We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with our efforts to commercialize IBSRELA and XPHOZAH; conducting pediatric clinical trials for IBSRELA; and manufacturing for IBSRELA and XPHOZAH. Our future funding requirements will depend on many factors, including, but not limited to:

•the extent to which we are able to generate product revenue from sales of IBSRELA and XPHOZAH;
•the availability of adequate third-party reimbursement for IBSRELA and XPHOZAH;
•the manufacturing, selling and marketing costs associated with IBSRELA and XPHOZAH;
•whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system (ESRD PPS), the manner in which such introduction into the ESRD PPS may occur, including the length of any applicable TDAPA period and the amount of the add-on payment available during the TDAPA period and whether, and the extent to which, the ESRD PPS base rate is adjusted following any applicable TDAPA period;
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
•the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, and costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
•the payment of interest and principal related to our loan and security agreement entered into with SLR Investment Corp. in February 2022, as amended to date.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to limit or reduce our commercialization of IBSRELA or XPOHZAH, or delay or limit additional clinical trials for tenapanor. Additionally, our inability to access capital on a timely basis and on terms that are acceptable to us may force us to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of IBSRELA or XPHOZAH through the use of alternative structures.

We have generated limited revenue from product sales and may never be profitable.

We began selling IBSRELA in the U.S. in March 2022, and have generated $67.5 million revenue from product sales to date. On October 17, 2023, our NDA for XPHOZAH was approved by the U.S. Food and Drug Administration’s (FDA), and we currently expect XPHOZAH to be available to patients in November 2023. We have no other products approved for sale.

There can be no assurances that we will generate sufficient product revenue from sales of IBSRELA and XPHOZAH to cover our expenses. Our ability to generate product revenue from sales or pursuant to milestone or royalty payments depends heavily on many factors, including but not limited to:

•our ability to successfully commercialize ISBRELA and XPHOZAH and to increase market share for both products;
•maintaining sufficient market acceptance of IBSRELA as a viable treatment option for IBS-C;
•obtaining market acceptance of XPHOZAH;
•our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA and XPHOZAH by third-party payors;
•whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS, the manner in which such introduction into the ESRD PPS may occur, including the length of any applicable TDAPA period and the amount of the add-on payment available during the TDAPA period and whether, and the extent to which, the ESRD PPS base rate is adjusted following any applicable TDAPA period;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support the market demand for IBSRELA and XPHOZAH;
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

With respect to our commercialization of IBSRELA and XPHOZAH, our revenue will be dependent, in part, upon the size of the markets in the U.S. and the label for which approval was granted, accepted price for the product, and the ability to get reimbursement at any price. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the U.S., there is additional uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which will be marketed for the reduction of serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. Our ability to generate and sustain future revenues from sales of XPHOZAH, will be significantly dependent upon whether and when XPHOZAH, along with other oral end stage renal disease (ESRD)-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS, and the manner in which such introduction into the ESRD PPS may occur. See “—Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue” and “—In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD PPS, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be separately paid for under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” below. Additionally, if the number of adult patients for IBSRELA and/or XPHOZAH is not as significant as we estimate, coverage and reimbursement for either IBSRELA or XPHOZAH are not available in the manner and to the extent we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of IBSRELA or XPHOZAH. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate adequate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

Principal Risks Related to Our Business

We are substantially dependent on the successful commercialization of IBSRELA, and there is no guarantee that we will maintain sufficient market acceptance for IBSRELA, grow market share for ISBRELA, secure and maintain adequate coverage and reimbursement for IBSRELA, or generate sufficient revenue from product sales of IBSRELA.

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
•our ability to continue to increase the market share of IBSRELA;
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

The amount of potential revenue we may achieve from the commercialization of IBSRELA is subject to these and other factors, and may be unpredictable from quarter-to-quarter. If the number of patients in the market for IBSRELA or the price that the market can bear is not as significant as we estimate, or if we are not able to continue to secure and maintain physician and patient acceptance of IBSRELA or adequate coverage and reimbursement for IBSRELA, we may not generate sufficient revenue from sales of IBSRELA. Any failure of IBSRELA to maintain market acceptance, continue to increase market share, obtain and maintain sufficient third-party coverage or reimbursement, or achieve commercial success would adversely affect our results of operations.

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

There is no guarantee that we will achieve sufficient market acceptance for XPHOZAH, secure adequate coverage and reimbursement for XPHOZAH or generate sufficient revenue from product sales of XPHOZAH. The commercial success of XPHOZAH will depend on a number of factors, including the following:

•whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS, the manner in which such introduction into the ESRD PPS may occur, including the length of any applicable TDAPA period and the amount of the add-on payment available during the TDAPA period and whether, and the extent to which, the ESRD PPS base rate is adjusted following any applicable TDAPA period;
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
•acceptance of XPHOZAH as safe, effective and well-tolerated by patients and the medical community;

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

In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD PPS, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be separately paid for under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.

In January 2011, the Centers for Medicare & Medicaid Services (CMS), an agency within the United States Department of Health and Human Services responsible for administering the Medicare program, implemented the ESRD PPS, a new prospective payment system for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain drugs defined by CMS to be part of the renal dialysis service. The inclusion of oral medications without injectable or intravenous equivalents in the bundled payment was initially delayed by CMS until January 1, 2014, and through several subsequent legislative actions has been delayed until January 1, 2025.

Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including XPHOZAH and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a TDAPA for new renal dialysis drugs and biological products that meet certain criteria for a period of two years. The TDAPA payment is based on 100 percent of average sales price (ASP). If ASP is not available, then the TDAPA is based on 100 percent of wholesale acquisition cost (WAC). If WAC is unavailable, then the payment is based on the drug manufacturer’s invoice. There can be no assurances that CMS will determine that XPHOZAH will qualify for TDAPA status. Even if deemed eligible by CMS, revenue for sales of XPHOZAH could be significantly less in the TDAPA period than it would be if XPHOZAH is not bundled into the ESRD PPS. Moreover, in the post-TPDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for XPOHZAH at a price that is profitable for us. The inclusion of XPHOZAH in the ESRD PPS would affect our ability to optimize the commercialization of XPHOZAH and could materially impact our profitability, results of operations, financial condition, and prospects.

IBSRELA and/or XPHOZAH may cause undesirable side effects or have other properties that could limit the commercial success of the product.

Undesirable side effects caused by IBSRELA and/or XPHOZAH could cause us or regulatory authorities to interrupt, delay or halt the commercialization of the product. Despite marketing approval for IBSRELA and XPHOZAH, the prevalence and/or severity of side effects caused by IBSRELA and/or XPHOZAH could result in a number of potentially significant negative consequences, including:

•regulatory authorities may withdraw their approval of the product or seize the product;
•we or a collaboration partner may be required to recall the product;
•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof, including the imposition of a Risk Evaluation and Mitigation Strategy (REMS) which could require creation of a Medication Guide or patient package insert outlining the risks of such side effects for distribution to patients, a communication plan to educate healthcare providers of the drugs’ risks, as well as other elements to assure safe use of the product, such as a patient registry and training and certification of prescribers;
•we or a collaboration partner may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•regulatory authorities may require the addition of new labeling statements, such as a “black box” warning or a contraindication;
•we could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.

Any of the foregoing events could prevent us, or a collaboration partner, from achieving or maintaining market acceptance of IBSRELA and/or XPHOZAH, and could result in the loss of significant revenue to us, which would materially and adversely affect our results of operations and business.

Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue.

The pricing, coverage and reimbursement of IBSRELA and XPHOZAH must be adequate to support a commercial infrastructure. The availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford treatments. Sales of IBSRELA and XPHOZAH, will depend substantially, both domestically and abroad, on the extent to which the costs of the product will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, we, or our collaboration partners, may not be able to successfully commercialize IBSRELA, or XPHOZAH. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about coverage and reimbursement for new drugs are typically made by CMS, an agency within the United States Department of Health and Human Services responsible for administering the Medicare program, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours. Additionally, absent legislative or regulatory action, XPHOZAH, along with other oral ESRD related drugs without injectable or intravenous equivalents, will be included in the ESRD PPS beginning on January 1, 2025 at which time separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on sales of XPHOZAH and on our business, should XPHOZAH be brought into the bundle in 2025, or at any time, we may be unable to sell XPHOZAH to dialysis providers on a profitable basis. See “—In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD PPS, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be separately paid for under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” above for a more detailed discussion related to the risks that may occur if XPHOZAH is brought into the bundle.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, these caps may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of IBSRELA and XPHOZAH, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We rely completely on third parties, including certain single-source suppliers, to manufacture IBSRELA and XPHOZAH. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of IBSRELA and XPHOZAH and our development efforts for tenapanor may be materially harmed.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture IBSRELA or XPHOZAH on a commercial scale, or to manufacture our drug supplies for use in the conduct of our nonclinical and clinical studies. Our success depends upon our ability to enter into new supplier agreements and maintain our relationships with suppliers who are critical and necessary to the production of our drug supply.

The facilities used by our contract manufacturing organizations (CMOs) to manufacture our drug supply are subject to inspection by the FDA. Our ability to control the manufacturing process of our product candidates is limited to the contractual requirements and obligations we impose on our CMOs. Although they are contractually required to do so, we are completely dependent on our CMOs for compliance with the regulatory requirements, known as current Good Manufacturing Practice requirements (cGMPs), for manufacture of both active drug substances and finished drug products.

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

If our CMOs fail to adhere to applicable GMP or other regulatory requirements, experience delays or disruptions in the availability of raw materials or experience manufacturing or distribution problems, we may suffer significant consequences, including the inability to meet our product requirements for our clinical development programs, and such events could result in product seizures or recalls, loss of product approval, fines and sanctions, reputational damage, shipment delays, inventory shortages, inventory write-offs and other product-related charges and increased manufacturing costs. As a result, or if maximum or available manufacturing capacities are insufficient to meet demand, our development or our commercialization efforts for IBSRELA and/or XPHOZAH may be materially harmed.

Our future results depend on CMOs, many of whom are our single source manufacturers.

Many of our CMOs are currently single source manufacturers. While we try to obtain multiple sources whenever possible, similar to other commercial pharmaceutical companies, three stages of our manufacturing process are currently completed by a single source, which exposes us to delivery failure and drug shortages. To date, we have no qualified alternative sources for these single source CMOs.

Our manufacturing and commercial supply agreements with our CMOs, including our single source CMOs, contain or are likely to contain pricing provisions that are subject to adjustment based on factors outside of our control, including changes in market prices. Substantial increases in the prices for necessary materials and equipment, whether due to supply chain or logistics issues or due to inflation, would increase our operating costs and could reduce our margins. Any attempts to increase the announced or expected prices of IBSRELA and/or XPHOZAH in response to increased costs could be viewed negatively by the public and could adversely affect our business, prospects, financial condition, and results of operations.

Furthermore, qualifying alternate suppliers or developing our own manufacturing capability for certain highly customized stages of our manufacturing process may be time consuming and costly. There can be no assurance that our business, financial condition, and results of operations will not be materially and adversely affected by supply chain disruptions. Any disruption in the supply chain, whether or not from a single source CMO, could temporarily disrupt production of our drug supply until an alternative supplier is fully qualified by us or until such CMO is able to perform. There can be no assurance that we would be able to successfully retain an alternative CMO on a timely basis, on acceptable terms, or at all. Changes in business conditions, force majeure, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our CMOs’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition, and prospects.

Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On February 23, 2022, we entered into a loan and security agreement with SLR Investment Corp. (Lender) pursuant to which the Lender agreed to provide us with a loan facility for up to $50.0 million with a maturity date of March 1, 2027, and on August 1, 2022, February 9, 2023 and October 17, 2023, we entered into amendments to the loan and security agreement (collectively, the 2022 Loan Agreement). The loan was funded in the amount of $27.5 million on February 23, 2022 and an additional amount of $22.5 million was drawn on October 19, 2023. We may draw an additional $50.0 million on or before March 15, 2024, and subject to the Lender approval of its investment committee, we may be able to draw an additional $50 million by December 31, 2026. Until we have repaid all funded indebtedness, the loan and security agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

We are permitted to make interest only payments on the loan facility through December 31, 2026, with principal repayments commencing on January 1, 2027. In addition, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the loan and security agreement. An event of default will occur if, among other things, we fail to make payments under the loan and security agreement; we breach any of our covenants under the loan and security agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lender to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to limit or reduce our activities necessary to commercialize IBSRELA and/or XPHOZAH, or delay or limit clinical trials for tenapanor or other product candidates. The Lender could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

We do not have the ability to independently conduct nonclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as Contract Research Organizations (CROs), to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct our nonclinical studies and our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with current GLPs for nonclinical studies, and good clinical practices (GCPs) for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area (EEA) and comparable foreign regulatory authorities for all of our products in nonclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency (EMA), or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which could add additional costs and could delay the regulatory approval process.

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

XPHOZAH is indicated to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. The various types of phosphate binders commercialized in the U.S. include the following: Calcium acetate (several prescription brands including PhosLo and Phoslyra); Lanthanum carbonate (Fosrenol); Sevelamer hydrochloride (Renagel); Sevelamer carbonate (Renvela); Sucroferric oxyhydroxide (Velphoro); and Ferric citrate (Auryxia). All of the listed phosphate binders are available as generics in the U.S., with the exception of Velphoro and Auryxia. Additionally, over-the-counter calcium carbonate, such as Tums and Caltrate, is also used to bind phosphorus.

In addition to the currently available phosphate binders, we are aware of at least four other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics, AP-301 in Phase 2 being developed by Alebund Pharmaceutical (Hong Kong) Limited, and Oxylanthanum Carbonate (OLC), which has demonstrated pharmacodynamic bioequivalence to Fosrenol. OLC is being developed by Unicycive Therapeutics, which has announced its plans to seek FDA approval via the 505(b)(2) pathway. Additionally, Chugai and Alebund are developing EOS789, an inhibitor of phosphate transporters NaPi-2b, PiT-1, and PiT-2, thus far studied in a phase 1 clinical trial.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of IBSRELA and/or XPHOZAH.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and our commercialization of IBSRELA and XPOHZAH. For example, we may be sued if any product we develop and/or commercialize allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for the product;
•injury to our reputation;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•loss of revenue; and
•the inability to commercialize or co-promote IBSRELA and/or XPHOZAH.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., the Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder (collectively HIPAA) imposes, among other things, certain standards relating to the privacy, security, transmission, and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risk associated with data breach litigation. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the U.S. and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin for commercialization of tenapanor for hyperphosphatemia in Japan; with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (Fosun Pharma) for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; in Canada with Knight Therapeutics, Inc. (Knight) for commercialization of tenapanor for IBS-C and hyperphosphatemia; and with METiS Therapeutics, Inc. (METiS) for the development and commercialization of a portfolio of TGR5 agonist compounds for all therapeutic areas. We face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Any delays in identifying suitable additional collaboration partners and entering into agreements to develop our product candidates could also delay the commercialization of our product candidates, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

We may consider strategic transactions, such as acquisitions of companies, asset purchases, and/or in-licensing of products, product candidates or technologies. In addition, if we are unable to access capital on a timely basis and on terms that are acceptable to us, we may be forced to further restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of IBSRELA and XPHOZAH, and/or the development of discovery and developmental assets through the use of alternative structures. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, spin outs, collaboration partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our leased facilities, including our California facility, that damaged critical infrastructure supporting access to systems such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or time consuming to restore some business of our business functions. The disaster recovery and business continuity plans we have in place currently are not holistic in coverage and may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Risks Related to Government Regulation

Despite having received regulatory approval for IBSRELA and XPHOZAH, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, IBSRELA and XPHOZAH could be subject to other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Even after a drug is approved by the FDA or foreign regulatory authorities, the manufacturing processes, labeling, packaging, distribution, pharmacovigilance, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP regulations for any clinical trials that we conduct post-approval. As such, we and our third-party CMOs will be subject to continual review and periodic inspections to assess compliance with regulatory requirements. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. Regulatory authorities may also impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize IBSRELA and XPHOZAH. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. With respect to the commercialization of IBSRELA and/or XPHOZAH, we will be restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. We have implemented compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

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

IBSRELA and/or XPHOZAH may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

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

In order to market any product in the EEA (which is composed of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required. In the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). Before the MA is granted, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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
•the federal Physician Payments Sunshine Act requirements under the Affordable Care Act (ACA), which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians (as defined by the statute) and their immediate family members;
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

Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing.

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

With the commercial launch of IBSRELA, we participate in the Medicaid Drug Rebate Program (MDRP) and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. Medicaid drug rebates are based on pricing data that we will be obligated to report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (AMP) and the best price (BP) for each drug. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and BP, to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered drugs under Medicaid. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.

Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program (340B program) in order for federal funds to be available for the manufacturer’s drugs under Medicaid. We participate in the 340B program, which is administered by the Health Resources and Services Administration (HRSA), and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We are obligated to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs.

In order to be eligible to have drug products paid for with federal funds under Medicaid and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. Under the VA/FSS program, we are obligated to report the Non-Federal Average Manufacturer Price (Non-FAM”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We are also required to pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for IBSRELA and, if launched, XPHOZAH, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. The terms, scope and complexity of these government pricing programs change frequently, as do interpretations of applicable requirements for pricing and rebate calculations. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In the event that CMS were to terminate our Medicaid rebate agreement, no federal payments would be available under Medicaid or Medicare for IBSRELA or, if launched, XPHOZAH. We cannot offer any assurances that our submissions will not be found to be incomplete or incorrect.

Risks Related to Intellectual Property

Our success will depend on our ability to obtain, maintain and protect our intellectual property rights.

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

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights. These proceedings could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. We may be required to indemnify future collaboration partners against such claims. We are not aware of any threatened or pending claims related to these matters, but in the future, litigation may be necessary to defend against such claims. If a patent infringement suit were brought against us, we could be forced to stop or delay development, manufacturing or sales of the product or product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, we may be unable to maintain such licenses and the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, or unable to maintain such licenses when granted. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.

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

In addition to infringement claims against us, third parties may also raise similar claims before administrative bodies in the U.S. or abroad. Such mechanisms include reexamination, post grant review, inter parties review, derivation or opposition proceedings before the United States Patent and Trademark Office (USPTO) or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. If third parties prepare and file patent applications in the U.S. that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the USPTO to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Such administrative proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our products or product candidates. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our products or technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

If we are not able to successfully enforce our intellectual property rights, the commercial value of IBSRELA, XPHOZAH, RDX013 or other product candidates may be adversely affected and we may not be able to compete effectively in our market.

The enforceability of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions, the answers to which can be uncertain. The patent applications that we own or license may fail to result in issued patents in the U.S. or in foreign countries. Additionally, our research and development efforts may result in product candidates for which patent protection is limited or not available. Even if patents do issue, third parties may challenge the validity, enforceability or infringement thereof, which may result in such patents being narrowed, invalidated, held unenforceable or not infringed. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time before one year after that person is served an infringement complaint based on the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the U.S., Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if unchallenged, our patents and patent applications may not prevent others from designing around our patent claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to one or more of our product candidates but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to IBSRELA, XPHOZAH, RDX013 or any future product candidates is successfully challenged, then we may face unexpected competition that could have a material adverse impact on our business. Further, we have reported that we have completed the data analysis from our Phase 2 clinical trial evaluating the safety and efficacy of RDX013 for the treatment of hyperkalemia, and that we currently expect that the next steps for the RDX013 program will be to evaluate a new formulation that potentially enhances subject compliance and the efficacy of RDX013 in an additional Phase 2 clinical study. We currently expect to delay further development of RDX013 until such time as we have determined that our available resources support conducting such additional formulation work and an additional clinical study. As a result of this delay in our development program for RDX013, the period of time during which we or our collaboration partners could market RDX013 under patent protection could be reduced.

Even where laws provide intellectual property and/or regulatory protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. If we or one of our collaboration partners were to initiate legal proceedings against a third party to enforce a patent covering a product or product candidate, the defendant could counterclaim that our patent is invalid, unenforceable and/or not infringed. In patent litigation in the U.S. and other jurisdictions, defendant counterclaims alleging invalidity, unenforceability and/or noninfringement are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including novelty, nonobviousness and enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity, unenforceability and noninfringment is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity, unenforceability or non-infringement of our intellectual property related to a product or a product candidate, we could lose part, and possibly all, of the patent protection on such product or product candidate. Such a loss of patent protection could have a material adverse impact on our business. Moreover, our competitors could counterclaim that we infringe their intellectual property and may attempt to prevent us from commercializing a product.

Although the composition and use of IBSRELA are currently claimed by four (4) issued patents that are listed in the FDA’s Orange Book, we cannot assure that we will be successful in defending against third parties asserting that any of our patents are invalid, unenforceable or not infringed by the third parties’ products, or in competing against third parties seeking to introduce generic versions of IBSRELA or any of our future products.

In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first FDA approval of a drug containing a new chemical entity (NCE). The FDA is prohibited during those five years from approving an Abbreviated New Drug Application (ANDA) that references the NDA that has been granted NCE exclusivity. However, if any patents are listed in the FDA Orange Book for such NCE-containing drug, a generic manufacturer may file an ANDA that references a NDA product with granted NCE exclusivity after four years from the first NDA approval date provided it is accompanied by a Paragraph IV certification asserting that each Orange Book listed patent is invalid, unenforceable, or that the generic product does not infringe the Orange Book listed patents. The Hatch-Waxman Act does not prevent a third party from filing, or the FDA from approving, another full NDA (i.e. not an ANDA) for an already-approved drug where the third party has conducted its own pre-clinical and clinical trials to independently demonstrate safety and effectiveness without reliance on the original NDA data.

In cases where NCE exclusivity has been granted for an NDA, as in the case of IBSRELA, if an ANDA sponsor has provided a Paragraph IV certification to the FDA when filing an ANDA, the ANDA sponsor must also send a notice thereof to the NCE NDA owner. The NCE NDA owner may then initiate a patent infringement lawsuit in response to the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the NCE NDA owner’s receipt of a notice of the Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the NCE NDA owner’s receipt of the Paragraph IV certification notice or a final decision in the infringement case in favor of the ANDA sponsor. There can be no assurances that an ANDA that references our IBSRELA NDA and includes a Paragraph IV certification will not be filed, or that we will be successful in enforcing our Orange Book listed patents against such ANDA sponsor.

We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that may not be patentable, processes for which patents may be difficult to obtain and/or enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, to assign their inventions to us, and endeavor to execute confidentiality agreements with all such parties, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or who had access to our proprietary information, nor can we be certain that our agreements will not be breached by such consultants, advisors or third parties, or by our former employees. The breach of such agreements by individuals or entities who were actively involved in the discovery and design of our products or potential drug candidates, or in the development of our discovery and design platform could require us to pursue legal action to protect our trade secrets and confidential information, which could be expensive, and the outcome of which would be unpredictable. If we are not successful in prohibiting the continued breach of such agreements, our business could be negatively impacted. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques.

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

Although we have obtained patent term extension (PTE) in the U.S. under the Hatch-Waxman Act, extending the term of exclusivity for tenapanor, if we do not obtain patent term extension in foreign countries under similar legislation, our business may be materially harmed. Furthermore, we have obtained patent term adjustment (PTA) in the U.S. under the American Inventors Protection Act extending the patent term for certain patents covering tenapanor.

U.S. patent no. 8,541,448 covering tenapanor was subject to patent term adjustment (PTA) under the American Inventors Protection Act for delays by the United States Patent and Trademark Office in granting the patent. Additionally, following the approval by the FDA for our NDA to market tenapanor for IBS-C, this patent was granted patent term extension (PTE) under the Hatch-Waxman Act and together with PTA provides us with exclusivity for tenapanor and uses thereof until August 1, 2033. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product. Extension and/or adjustment of patent term (collectively “Patent Restoration”) also may be available in certain foreign countries upon regulatory approval of our product candidates. Despite seeking Patent Restoration for tenapanor in all countries where it is available, it may not be granted in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of patent protection subject to Patent Restoration, as well as the scope of patent protection during any such Patent Restoration, afforded by the governmental authority could be less than we request or could change due to changes to applicable Patent Restoration laws or regulations or interpretations thereof.

If we are unable to obtain Patent Term Restoration in any particular country, or the term of any such extension is less than we request, or is changed due to changes in applicable laws or regulations or interpretations thereof, the period during which we will have exclusive rights to our product in such country could be shortened and our competitors may obtain approval of competing products following our non-extended/adjusted patent expiration, and our revenue could be reduced, possibly materially.

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

Europe’s planned Unified Patent Court may, in particular, present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (EU Patent Package) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC), for litigation involving European patents. Implementation of the EU Patent Package entered into force on June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

Many of our employees, consultants and contractors were previously employed at or engaged by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors, executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees, consultants and contractors do not use the intellectual property and other proprietary information or know-how or trade secrets of others in their work for us, and do not perform work for us that is in conflict with their obligations to another employer or any other entity, we may be subject to claims that we or these employees, consultants and contractors have used or disclosed such intellectual property, including know-how, trade secrets or other proprietary information. In addition, an employee, advisor or consultant who performs work for us may have obligations to a third party that are in conflict with their obligations to us, and as a result such third party may claim an ownership interest in the intellectual property arising out of work performed for us. We are not aware of any threatened or pending claims related to these matters, but in the future litigation may be necessary to defend against such claims. If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, or access to consultants and contractors. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others such as:

•the success or lack of success with regards to our commercialization of IBSRELA and XPHOZAH;
•results of regulatory inspections of our facilities or those of our CMOs, or specific label restrictions or patient populations for XPHOZAH’s use, or changes or delays in the regulatory review process;
•announcements regarding whether XPHOZAH alone or with other oral only medications, will be included in the ESRD PPS, and the time and manner in which such transition is achieved;
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
•failure to meet any of our projected timelines or goals with regard to the commercialization of IBSRELA and XPOHZAH, or the clinical development and commercialization of any of our product candidates;
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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (Exchange Act) and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the Securities and Exchange Commission (SEC) which generally require, among other things, our management to report on the effectiveness of our internal control over financial reporting, subject to certain exceptions applicable to non-accelerated filers. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts.

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

Our ability to attract and retain collaboration partners or customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the U.S., presidential elections, other political influences and inflationary pressures. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary environment and rising interest rates. Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the U.S. Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, other institutions have been and may continue to be swept into receivership. We currently have no borrowing or deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry. We cannot anticipate all the ways in which the global economic climate and global financial market conditions could adversely impact our business in the future.

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
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2023, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Justin Renz, Chief Financial and Operations Officer	Adoption	September 12, 2023	X		225,000	December 29, 2023
*Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.1	Third Amendment to Loan and Security Agreement, dated October 17, 2023, by and among the Company, SLR Investment Corp., as collateral agent, and the lenders party thereto.	8-K	10/18/2023	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Statements of Cash Flows for the three and nine months ended September 30, 2023 and 2022, and (iv) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: October 31, 2023	By:	/s/ Robert Felsch
Robert Felsch
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)