Form 10-K
period 2023-12-31
ARDELYX, INC.
filed 2024-02-22
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2023, based on the last reported sales price of the Registrant’s common stock on the Nasdaq Global Market of $3.39 per share was $724,838,738.
The number of shares of Registrant’s Common Stock outstanding as of February 16, 2024, was 232,686,008.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of December 31, 2023, the close of the Registrant’s 2023 fiscal year, are incorporated by reference into Part III of this Report.

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

SUMMARY OF PRINCIPAL RISKS ASSOCIATED WITH OUR BUSINESS

The principal risks and uncertainties affecting our business include the following:

•We are not profitable and have incurred losses since our inception in October 2007, and we expect to continue to incur operating losses in the future as we commercialize IBSRELA and XPHOZAH, incur manufacturing and development costs for tenapanor, and incur research and development costs related to potential new product candidates.
•We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH in the U.S, and incur research and development cost related to potential new product candidates. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA and XPHOZAH, or to delay or limit our pursuit of potential new product candidates.
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
•There is no guarantee that we will achieve sufficient market acceptance for XPHOZAH, secure and maintain adequate coverage and reimbursement for XPHOZAH, or generate sufficient revenue from product sales of XPHOZAH.
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
•We rely completely on third parties, including certain single-source suppliers, to manufacture IBSRELA and XPHOZAH. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of IBSRELA and XPHOZAH may be materially harmed.
•Our future results depend on contract manufacturing organizations (CMOs), many of whom are our single source manufacturers.
•Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement with SLR, as amended, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

NOTE REGARDING TRADEMARKS

ARDELYX®, IBSRELA®, and XPHOZAH® are trademarks of Ardelyx. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

ARDELYX, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED December 31, 2023

ITEM 1.    BUSINESS

Overview
We are a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent, and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a minimally absorbed, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (IBS-C). Tenapanor, branded as XPHOZAH®, was approved by the U.S. Food and Drug Administration (U.S. FDA) on October 17, 2023, to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery phase asset, RDX020 for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.
Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (R&D) activities, including developing tenapanor and developing our proprietary drug discovery and design platform, as well as commercialization activities, including the marketing and sales of IBSRELA and XPHOZAH. We realized our first product sales of IBSRELA in March 2022 and realized our first product sales of XPHOZAH in November 2023. As of December 31, 2023, we had an accumulated deficit of $846.2 million.

We expect to continue to incur operating losses for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH, incur manufacturing and development cost for tenapanor, and incur R&D cost related to potential new product candidates. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, funds from our loan agreements with SLR Investment Corp. (SLR), as amended, as well as from sales of IBSRELA and XPHOZAH.
Our Commercial Products

IBSRELA for IBS-C

Our unique discovery platform and deep understanding of the primary mechanism of sodium transport in the intestine resulted in our discovery and development of IBSRELA, a first-in-class, U.S. FDA approved, sodium hydrogen exchange 3 (NHE3) inhibitor for the treatment of IBS-C in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal (GI) disorder characterized by both abdominal pain and altered bowel habits. IBS-C is associated with significantly impaired quality of life, reduced productivity, and substantial economic burden.

We recognized our first sales of IBSRELA in the U.S. in March 2022. For our commercial launch of IBSRELA, we designed a market-responsive commercial strategy and built a commercial organization highly experienced in launching novel therapies into specialty areas. The dynamics of the IBS-C market reflect an established patient base, limited number of competitors all confined to a single mechanism of action, concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a favorable response to the IBSRELA product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on patients currently being managed for IBS-C by the approximately 9,000 high-writing healthcare providers who account for approximately 50% of IBS-C prescriptions. Central to our go to market strategy for IBSRELA has been our highly experienced specialty sales force, many with existing relationships across their GI target base, and innovative omnichannel and digital initiatives.

We expect competition for IBSRELA will come largely from the three prescription products indicated for IBS-C: Linzess (linaclotide), Amitiza (lubiprostone) and Trulance (plecanatide). Generic lubiprostone is also available in the U.S. Additionally, over-the-counter products and prescription therapies, not indicated for IBS-C are commonly used to treat the constipation component of IBS-C, alone and in combination with the IBS-C-indicated prescription therapies.

We have established commercial agreements with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (Fosun Pharma) in China and Knight Therapeutics, Inc. (Knight) in Canada for IBSRELA for IBS-C. Knight is currently marketing IBSRELA in Canada. In October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of IBS-C.

XPHOZAH to Reduce Serum Phosphorus in Adults with CKD on Dialysis as Add-on Therapy in Patients Who Have an Inadequate Response to Phosphate Binders or Who are Intolerant of Any Dose of Phosphate Binder Therapy

On October 17, 2023, XPHOZAH, a first-in-class phosphate absorption inhibitor, received approval from the U.S. FDA to be marketed in the U.S. to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. XPHOZAH has a differentiated mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. It is estimated that there are more than 550,000 adult patients with CKD on dialysis in the U.S. and approximately eighty percent of those patients are being treated with phosphate lowering therapies. On average during 2020 through 2023, approximately seventy percent of patients treated with phosphate binders to treat hyperphosphatemia were unable to consistently maintain phosphorous levels <=5.5 mg/dL over a six-month period. XPHOZAH is the first therapy for phosphate management that blocks phosphate absorption at the primary site of uptake.

We recognized our first sales of XPHOZAH in the U.S. in November 2023. For our commercial launch of XPHOZAH, we designed a market-responsive commercial strategy and built a commercial organization highly experienced and knowledgeable of the nephrology market. The dynamics of the hyperphosphatemia market reflect an established patient base, limited number of competitors all confined to a single mechanism of action, concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a high level of awareness, interest and intent to adopt XPHOZAH upon approval and favorable response to the XPHOZAH product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on patients currently being managed for hyperphosphatemia by the approximately 8,000 nephrology healthcare providers who write approximately 80% of phosphate lowering therapy prescriptions. Central to our go to market strategy for XPHOZAH is our highly experienced specialty sales force, many with existing relationships across their nephrology target base, and innovative omnichannel digital initiatives.

XPHOZAH is indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. The various types of phosphate binders commercialized in the U.S. include the following: Calcium acetate (several prescription brands including PhosLo and Phoslyra); Lanthanum carbonate (Fosrenol); Sevelamer hydrochloride (Renagel); Sevelamer carbonate (Renvela); Sucroferric oxyhydroxide (Velphoro); and Ferric citrate (Auryxia). All of the listed phosphate binders are available as generics in the U.S., with the exception of Velphoro and Auryxia. Additionally, over-the-counter calcium carbonate, such as Tums and Caltrate, is also used to bind phosphorus.

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

In November 2023, XPHOZAH was granted orphan drug designation by the U.S. FDA for the treatment of pediatric hyperphosphatemia.

We have established commercial agreements with Kyowa Kirin, Co. Ltd. (Kyowa Kirin) in Japan, Fosun Pharma in China and Knight in Canada for tenapanor for hyperphosphatemia. In July 2023, we announced that a New Drug Application (NDA) for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the National Medical Products Administration (NMPA) for the control of serum phosphorus in adult patients with CKD on hemodialysis. In September 2023, we announced that Kyowa Kirin received approval from the Japanese Ministry of Health, Labour and Welfare (MHLW) for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis.

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

Our Commercial Strategy

We have developed a portfolio of novel products to address unmet medical needs across gastrointestinal and cardiorenal therapeutic areas and intend to commercialize our products in the U.S. We have established a high-quality commercial organization highly experienced in bringing novel products to our customers, including patients, payors and healthcare providers. Our commercial capabilities, including marketing, access, patient services and sales are designed to support our commercialization of IBSRELA and XPHOZAH. We have executed ex-U.S. collaborations with established industry leaders to efficiently bring XPHOZAH and IBSRELA to patients in specific territories outside of the U.S.

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

In March 2018, we entered into an exclusive license agreement with Knight (Knight Agreement) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA for IBS-C in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million non-refundable, one-time payment in March 2018. We may also be eligible to receive approximately CAD 22.2 million for development and commercialization milestones, or approximately $16.7 million at the currency exchange rate on December 31, 2023, of which $0.7 million has been received and recognized as revenue as of December 31, 2023. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services.

In November 2017, we entered into an exclusive license agreement with Kyowa Kirin (2017 Kyowa Kirin Agreement) for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the 2017 Kyowa Kirin Agreement, we received a $30.0 million upfront payment from Kyowa Kirin, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been received and recognized as revenue as of December 31, 2023. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $60.3 million at the currency exchange rate on December 31, 2023, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement.

On April 11, 2022, we entered into a second amendment to the 2017 Kyowa Kirin Agreement (2022 Amendment). Under the terms of the 2022 Amendment, we and Kyowa Kirin agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor in Japan. The royalty rate was reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million which has been received and recognized as revenue as of September 2023 as described below.
In October 2022, we announced that Kyowa Kirin submitted an NDA to the Japanese MHLW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment.
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with chronic kidney disease on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment.
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
In October 2023, we announced that the U.S. FDA has approved XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered an additional $3.0 million milestone payment to us under the terms of the Fosun Agreement, which was received during the first quarter of 2024. Also, in October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of IBS-C. We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $8.0 million has been recognized as revenue and $5.0 million has been received as of December 31, 2023 and $3.0 million was received in January 2024, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.

Corporate Financings
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 (2020 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under an Open Market Sales Agreement with Jefferies LLC (Jefferies), as sales agent, deemed to be “at-the-market offerings” (2020 Open Market Sales Agreement). Pursuant to the 2020 Open Market Sales Agreement, Jefferies, as sales agent, received a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2020 Open Market Sales Agreement. We sold a cumulative total of 23.3 million shares and received the full gross proceeds of $100.0 million at a weighted average sales price of approximately $4.30 per share under the 2020 Open Market Sales Agreement.
In August 2021, we filed an additional prospectus supplement under the 2020 Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that we were authorized to issue and sell, from time to time, under a sales agreement (2021 Open Market Sales Agreement) we entered into with Jefferies, pursuant to which we, from time to time, sold up to $150.0 million in shares of our common stock through Jefferies. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, received a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of March 2023, we had received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement at a weighted average share price of approximately $1.57 per share, which included 15.5 million shares of our common stock for which we received gross proceeds of $51.9 million at a weighted average share price of approximately $3.35 during the quarter ended March 31, 2023.

In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the year ended December 31, 2023, we completed sales pursuant to the 2023 Open Market Sales Agreement resulting in the issuance of 16.8 million shares of our common stock and receipt of gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share.
As of December 31, 2023, we had cash, cash equivalents and short-term investments totaling $184.3 million.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products, drug candidates, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our intellectual property by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology and inventions that are important to the development and operation of our business. We also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our products or drug candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of our issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. If third parties prepare and file patent applications in the U.S. that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (USPTO) to determine priority of invention, which would result in substantial costs to us even if the eventual outcome is favorable to us.
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

Tenapanor Patents
Our tenapanor patent portfolio includes five issued U.S. patents, three issued patents in each of Israel and Mexico, two issued patents in each of the European Patent Organization, Japan, Korea, and Hong Kong and one issued patent in each of the following territories: Australia, Brazil, India, and China. These issued patents cover the composition and certain methods of using tenapanor, are wholly owned by us, and are predicted, without extension or adjustment, to expire in December 2029. The term of U.S. patent no. 8,541,448, which claims the composition of matter of tenapanor, was extended under the Hatch-Waxman Act to August 1, 2033. The portfolio further includes patents covering the use of tenapanor for controlling serum phosphorus that are wholly owned by us and have been issued in the U.S., Europe, Japan, China, Australia, Gulf Co-op countries, Hong Kong, Israel, Korea, Macao, Mexico, New Zealand, Russia, South Africa and Taiwan and are pending in other countries. These patents are predicted, without extension or adjustment, to expire in April 2034.
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
Manufacturing
To date, we have relied upon third-party contract manufacturing organizations (CMOs) to manufacture both the active pharmaceutical ingredient and final drug product dosage forms of our commercial products, as well as our clinical trial material, and we expect that we will continue to rely upon CMOs for the manufacture of commercial product for IBSRELA, commercial product for XPHOZAH, and clinical trial materials. Our license agreements with Knight and Fosun Pharma require us to supply final drug product dosage forms of tenapanor for their use in the development and commercialization of tenapanor in each of their respective territories. We are further obligated to supply active pharmaceutical ingredient to Kyowa Kirin to support their development and commercialization of tenapanor in Japan. We expect that we will continue to use CMOs to satisfy our supply obligations to our collaboration partners.
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
In the U.S., the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act (FFDCA) and the FDA’s implementing regulations. If we fail to comply with applicable U.S. FDA or other requirements at any time during the drug development process, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the U.S. FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any U.S. FDA enforcement action could have a material adverse effect on us. U.S. FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the U.S.
The process required by the U.S. FDA before a drug may be marketed in the U.S. generally involves:
•completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, some performed in accordance with the U.S. FDA’s current Good Laboratory Practice (GLP) regulations;
•submission to the U.S. FDA of an Investigational New Drug (IND) application which must become effective before human clinical trials in the U.S. may begin;
•approval by an independent institutional review board, (IRB) or ethics committee at each clinical trial site before each trial may be initiated;

•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (GCP) regulations to establish the safety and efficacy of the drug candidate for each proposed indication;
•submission to the U.S. FDA of an NDA;
•satisfactory completion of a U.S. FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) regulations;
•satisfactory completion of a potential review by an U.S. FDA advisory committee, if applicable; and
•U.S. FDA review and approval of the NDA prior to any commercial marketing, sale or commercial shipment of the drug.
The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any product candidates that we may seek to advance will be granted on a timely basis, if at all. Nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the U.S. FDA. Additional preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the U.S. FDA, unless the U.S. FDA, within the 30-day period, raises concerns or questions relating to the IND and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the U.S. FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the U.S. FDA as part of the IND.
An independent IRB or ethics committee for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The U.S. FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements, including the requirements for informed consent.
All clinical research performed in the U.S. in support of an NDA must be submitted in advance by the U.S. FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain U.S. FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the U.S. FDA in support of an NDA so long as the clinical trial is conducted in compliance with GCP and if the U.S. FDA is able to validate the data from the study through an onsite inspection, if necessary. GCP includes review and approval by an independent ethics committee, such as an IRB, and obtaining and documenting the freely given informed consent of each subject before study initiation. If the applicant seeks approval of an NDA solely on the basis of foreign data, the U.S. FDA will only accept such data if they are applicable to the U.S. population and U.S. medical practice, the studies have been performed by clinical investigators of recognized competence, and the data may be considered valid without the need for an on-site inspection by the U.S. FDA, or if the U.S. FDA considers such an inspection to be necessary, the U.S. FDA is able to validate the data through an on-site inspection or through other appropriate means.
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
•Phase 3: Clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the U.S. FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. Phase 3 clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.
•Phase 4: In some cases, the U.S. FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.
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
The U.S. FDA, the IRB or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk.
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
New Drug Applications
The results of preclinical studies and of the clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the drug, are submitted to the U.S. FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The U.S. FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use.

Under the Prescription Drug User Fee Act, the U.S. FDA has a goal of responding to standard review NDAs for new molecular entities within ten months after the 60-day filing review period, or six months after the 60-day filing review period for priority review NDAs. For non-new molecular entities, the U.S. FDA has a goal of responding within ten months of receipt of standard review NDAs and six months of receipt for priority review NDAs. These timeframes are often extended by U.S. FDA requests for additional information or clarification. The U.S. FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The U.S. FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

After the U.S. FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, if deemed necessary, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the U.S. FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The U.S. FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy (REMS) if it is determined that a REMS is necessary to ensure that the drug’s benefits outweigh its risks and a REMS to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The U.S. FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The U.S. FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-market programs. Once the U.S. FDA approves an NDA, or supplement thereto, the U.S. FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market.
Drugs may be marketed only for the U.S. FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain U.S. FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials.
The testing and approval processes require substantial time, effort and financial resources, and each may take several years to complete. The U.S. FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our drug candidates for the proposed indication, the results may not be satisfactory to the U.S. FDA. Nonclinical and clinical data may be interpreted by the U.S. FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing drugs. The U.S. FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the drugs. After approval, certain changes to the approved drug, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further U.S. FDA review and approval. Depending on the nature of the change proposed, an NDA supplement must be filed and approved before the change may be implemented.
Other Regulatory Requirements
Any drugs manufactured or distributed by us or our collaboration partners pursuant to U.S. FDA approvals would be subject to continuing regulation by the U.S. FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the U.S. FDA and certain state agencies and are subject to periodic announced and unannounced inspections by the U.S. FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning or untitled letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing U.S. FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the U.S. FDA may, among other things, halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

The U.S. FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are in the final label or consistent with the final label. Failure to comply with these requirements can result in, among other things, adverse publicity, warning or untitled letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the U.S. FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The U.S. FDA does not regulate the behavior of physicians in their choice of treatments. The U.S. FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.
Hatch-Waxman Act
Under the Price Competition and Patent Term Restoration Act, or Hatch-Waxman Act, Section 505 of the FFDCA describes three types of marketing applications that may be submitted to the U.S. FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the U.S. FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application (ANDA). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the U.S. FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the U.S. FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.
Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the U.S. FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the U.S. FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired.
If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the U.S. FDA, the applicant must send notice of the Paragraph IV certification to the NDA holder and patent owners once the application has been accepted for filing by the U.S. FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. If the Paragraph IV certification is challenged by an NDA holder or the patent owner(s), the U.S. FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the Paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a Paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

The Hatch-Waxman Act establishes periods of regulatory exclusivity for certain approved drug products, during which the U.S. FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) application that relies on the branded reference drug. For example, the holder of an NDA, including a 505(b)(2) NDA, may obtain five years of exclusivity upon approval of a new drug containing a new chemical entity (NCE) that has not been previously approved by the U.S. FDA. A drug is a new chemical entity if the U.S. FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the U.S. FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a Paragraph IV certification of patent invalidity or non-infringement.
The Hatch-Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three-year exclusivity period protects against U.S. FDA approval of ANDAs and 505(b)(2) NDAs for the specific condition of the new drug’s approval. As a general matter, the three-year exclusivity does not prohibit the U.S. FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.
Fraud and Abuse Laws
In the U.S. the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the U.S. FDA, including the Centers for Medicare & Medicaid Services (CMS) other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. These laws include but are not limited to, the Anti-Kickback Statute, the federal False Claims Act, the federal Physician Payments Sunshine Act, and other state and federal laws and regulations.
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
Many states have also adopted laws similar to the federal laws discussed above. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. There has also been a recent trend of increased regulation of payments made to physicians and other healthcare providers. Certain states mandate implementation of compliance programs, impose restrictions on drug manufacturers’ marketing practices and/or require the tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration to physicians. Many of these laws contain ambiguities as to what is required to comply with such laws, which may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and perhaps federal authorities.
Violations of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, reporting obligations and integrity oversight, exclusion from participation in federal and state healthcare programs and imprisonment.
Third-Party Coverage and Reimbursement
Sales of pharmaceutical products depend in significant part on the availability of coverage and adequate reimbursement by third-party payors, such as state and federal governments, including Medicare and Medicaid, and commercial managed care providers. In the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for our product candidates are made on a payor by payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the U.S. FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our future sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

There is increased uncertainty related to insurance coverage and reimbursement for certain drugs, like XPHOZAH, which is marketed to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. In January 2011, CMS implemented a new prospective payment system for dialysis treatment. Under the End Stage Renal Disease (ESRD) prospective payment system, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain routine drugs. The inclusion of oral medications without injectable or intravenous equivalents in the bundled payment was initially delayed until January 1, 2014 and through several subsequent legislative actions was delayed until January 1, 2025. As a result, absent further legislation or regulation on this matter, beginning in 2025, oral ESRD-related drugs without injectable or intravenous equivalents may be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on XPHOZAH and our business should XPHOZAH be brought into the bundle in 2025, or at any time, we may be unable to sell XPHOZAH to dialysis providers on a profitable basis.
Healthcare Reform
In March 2010, Congress passed the Patient Protection and Affordable Care Act, a healthcare reform measure (ACA). The ACA was signed into law and substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry.
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

In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price.

Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). Under the IRA, small molecule drugs and biologics first become eligible for price negotiation seven and eleven years, respectively, after FDA approval. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations.HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Additionally, individual states have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.

Government Price Reporting

Medicaid is a joint federal and state program for low-income and disabled beneficiaries. Medicare is a federal program covering individuals age 65 and over as well as those with certain disabilities. As a condition of having federal funds being made available for our covered drugs under Medicaid, we have enrolled in the Medicaid Drug Rebate Program (MDRP), which requires us to pay a rebate to state Medicaid programs for each unit of our covered drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (CMS), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (AMP) and the best price (BP) for each drug. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. Manufacturers who fail to provide information timely or are found to have knowingly submitted false information to the government may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.

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

In order to be eligible to have drug products paid for with federal funds under Medicaid and purchased by certain federal agencies and grantees, manufacturers must also participate in the U.S. Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. Under the VA/FSS program, manufacturers must report the Non-Federal Average Manufacturer Price (Non-FAMP) for their covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). Manufacturers must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. Manufacturers who fail to provide timely information or are found to have knowingly submitted false information may be subject to civil monetary penalties.

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
Human Capital
The future success of our company depends on our ability to attract, retain, and further develop top talent. Throughout our transition to a commercial organization and expansion of our workforce, we have remained steadfastly committed to our core values, including our goal to develop and maintain an inclusive, diverse, and safe workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits.
At December 31, 2023, we had 267 full-time employees, 55 of whom were engaged directly in development and manufacturing, and 212 in marketing, sales and administrative activities. During 2023, our employee base increased by approximately 134, or 101%.
Inclusion and Diversity
Our culture is supported by an unwavering commitment to inclusion and diversity. As of December 31, 2023, approximately 57% of our workforce was female; 50% of our executive leadership team was female and 54% of our employees in managerial roles were female. As of December 31, 2023, minorities represented approximately 31% of our workforce, and 45% of our employees in managerial roles were minorities. We strive to foster a culture where mutual respect, inclusive behavior, and dignity are core to our individual expectations.

We believe that our success will be significantly impacted by our ability to create and maintain a safe inclusive environment where everyone is empowered to do their best work regardless of race, color, national origin, religion, sex, sexual orientation, gender identity and expression, age, or disability. We are united by our desire to serve our patients, and we are proud financial sponsors of the California Life Sciences Association Racial and Social Equity Initiative, a first step in a unified effort for the life sciences industry in California to do more for the under-served and under-represented, focusing on the most critical need to address the inequality for Black, Hispanic, Native American and Pacific Islander populations in California.
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
Health, Safety, and Wellness

The health, safety, and wellness of our employees is a priority in which we have always invested, and will continue to do so. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This included having the vast majority of our employees work from home. We have reopened our facilities and employees have returned to our facilities. We continue to offer hybrid and remote working opportunities for our team members employed in areas within the organization where such flexible work options are possible. We will continue to adopt and align our policies to focus on the health, safety and wellness of our employees, and the needs of our business.
Compensation and Benefits
We recognize that we operate within an industry where there is significant competition for top talent, and we endeavor to provide not only a strong healthy culture, but also important compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs, include annual bonuses, stock awards, an Employee Stock Purchase Plan, 401(k) with company match contribution, healthcare and insurance benefits, health savings (funded by the Company) and flexible spending accounts, family leave, family care resources, and flexible work schedules, among many others.
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
We file electronically with the Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.ardelyx.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Risks Related to our Financial Condition and Capital Requirements

We are not profitable and have incurred significant losses since our inception, and we expect to incur operating losses in the future as we commercialize IBSRELA® and XPHOZAH®, incur manufacturing and development costs for tenapanor, and incur research and development costs related to potential new product candidates.

In March 2022, we commenced the commercialization of our first product, IBSRELA® (tenapanor) for the treatment of irritable bowel syndrome with constipation (IBS-C) in adult patients and have generated approximately $95.6 million in net revenue from product sales through December 31, 2023. In October 2023, we received U.S. Food and Drug Administration (FDA) approval for XPHOZAH® (tenapanor) for the reduction of serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. In November 2023, we commenced the commercialization of XPHOZAH and generated approximately $2.5 million in net revenue from product sales through December 31, 2023.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and other expenses related to our ongoing operations. As of December 31, 2023, we had an accumulated deficit of $846.2 million.

We expect to continue to incur operating losses for the foreseeable future as we commercialize IBSRELA and XPHOZAH, incur manufacturing and development costs for tenapanor, and incur research and development costs related to potential new product candidates.
There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations, our liquidity, financial condition, and business prospects will be materially affected.
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
We have substantial net operating loss and tax credit carryforwards for Federal and California income tax purposes. Such net operating losses and tax credits carryforwards may be reduced as a result of certain intercompany restructuring transactions. In addition, the future utilization of such net operating loss and tax credit carryforwards and credits may be subject to limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code). In general, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss (NOL) carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience additional ownership changes in the future, as a result of subsequent changes in our stock ownership, some of which are outside our control. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards, even if we achieve profitability.

We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH in the U.S. and incur research and development costs related to potential new product candidates. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or XPHOZAH, or to delay or limit our pursuit of potential new product candidates

We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with our efforts to commercialize IBSRELA and XPHOZAH; conducting pediatric clinical trials for IBSRELA; manufacturing for IBSRELA and XPHOZAH and research and development related to potential new product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

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
•the timing, receipt, and amount of royalties we may receive as a result of sales of tenapanor by our collaboration partners in China, and Canada, if any;
•the cash requirements for the discovery and/or development of other potential product candidates, including RDX013 and RDX020;
•the time and cost necessary to respond to technological and market developments;
•the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, and costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
•the payment of interest and principal related to our loan and security agreement entered into with SLR Investment Corp., as amended to date.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to limit or reduce our commercialization of IBSRELA or XPOHZAH, delay or limit additional clinical trials for tenapanor, or delay or limit our pursuit of potential new product candidates. Additionally, our inability to access capital on a timely basis and on terms that are acceptable to us may force us to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of IBSRELA or XPHOZAH through the use of alternative structures.

We have generated limited revenue from product sales and may never be profitable.

We began selling IBSRELA in the U.S. in March 2022 and have generated approximately $95.6 million in net revenue from product sales through December 31, 2023. On October 17, 2023, our NDA for XPHOZAH was approved by the U.S. Food and Drug Administration’s (U.S. FDA). In November, we commenced the commercialization of XPHOZAH and generated approximately $2.5 million in net revenue from product sales through December 31, 2023. We have no other products approved for sale.

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

With respect to our commercialization of IBSRELA and XPHOZAH, our revenue will be dependent, in part, upon the size of the markets in the U.S., the label for which approval was granted, accepted price for the product, and the ability to get reimbursement at any price. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the U.S., there is additional uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which is being marketed for the reduction of serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. Our ability to generate and sustain future revenues from sales of XPHOZAH, will be significantly dependent upon whether and when XPHOZAH, along with other oral end stage renal disease (ESRD)-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS, and the manner in which such introduction into the ESRD PPS may occur. See “—Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue” and “—In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD PPS, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be separately paid for under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” below. Additionally, if the number of adult patients for IBSRELA and/or XPHOZAH is not as significant as we estimate, coverage and reimbursement for either IBSRELA or XPHOZAH are not available in the manner and to the extent we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of IBSRELA or XPHOZAH. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate adequate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

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

There is no guarantee that we will achieve sufficient market acceptance for XPHOZAH, secure and maintain adequate coverage and reimbursement for XPHOZAH or generate sufficient revenue from product sales of XPHOZAH.

There is no guarantee that we will achieve sufficient market acceptance for XPHOZAH, secure and maintain adequate coverage and reimbursement for XPHOZAH or generate sufficient revenue from product sales of XPHOZAH. The commercial success of XPHOZAH will depend on a number of factors, including the following:

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
•whether or not the content and breadth of the label that has been approved by the U.S. FDA for XPHOZAH will materially and adversely impact our ability to commercialize the product for the approved indication;
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

Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including XPHOZAH and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a TDAPA for new renal dialysis drugs and biological products that meet certain criteria for a period of two years. The TDAPA payment is based on 100 percent of average sales price (ASP). If ASP is not available, then the TDAPA is based on 100 percent of wholesale acquisition cost (WAC). If WAC is unavailable, then the payment is based on the drug manufacturer’s invoice. There can be no assurances that CMS will determine that XPHOZAH will qualify for TDAPA status. Even if deemed eligible by CMS, revenue for sales of XPHOZAH could be significantly less in the TDAPA period than it would be if XPHOZAH is not bundled into the ESRD PPS. Moreover, in the post-TPDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for XPOHZAH at a price that is profitable for us. The inclusion of XPHOZAH in the ESRD PPS would affect our ability to optimize the commercialization of XPHOZAH, will negatively and materially impact the revenue that we may generate on sales of XPHOZAH and could materially impact our profitability, results of operations, financial condition, and prospects.

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

We rely completely on third parties, including certain single-source suppliers, to manufacture IBSRELA and XPHOZAH. If they are unable to comply with applicable regulatory requirements, unable to source sufficient raw materials, experience manufacturing or distribution difficulties or are otherwise unable to manufacture sufficient quantities to meet demand, our commercialization of IBSRELA and XPHOZAH may be materially harmed.

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

The facilities used by our contract manufacturing organizations (CMOs) to manufacture our drug supply are subject to inspection by the U.S. FDA. Our ability to control the manufacturing process of our product candidates is limited to the contractual requirements and obligations we impose on our CMOs. Although they are contractually required to do so, we are completely dependent on our CMOs for compliance with the regulatory requirements, known as current Good Manufacturing Practice requirements (cGMPs), for manufacture of both active drug substances and finished drug products.

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

Many of our CMOs are currently single source manufacturers. While we try to obtain multiple sources whenever possible, similar to other commercial pharmaceutical companies, three stages of our manufacturing process are currently completed by a single source, which exposes us to a number of risks related to our supply chain, including delivery failure and drug shortages. To date, we have no qualified alternative sources for these single source CMOs.

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

An inability to continue to source product from any of these CMOs, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a CMO, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our products, which could adversely and materially affect our product sales and operating results, which could significantly harm our business. Furthermore, qualifying alternate suppliers or developing our own manufacturing capability for certain highly customized stages of our manufacturing process may be time consuming and costly. There can be no assurance that our business, financial condition, and results of operations will not be materially and adversely affected by supply chain disruptions. Any disruption in the supply chain, whether or not from a single source CMO, could temporarily disrupt production of our drug supply until an alternative supplier is fully qualified by us or until such CMO is able to perform. There can be no assurance that we would be able to successfully retain an alternative CMO on a timely basis, on acceptable terms, or at all. Changes in business conditions, force majeure, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our CMOs’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition, and prospects.

Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement with SLR, as amended, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

On February 23, 2022, we entered into a loan and security agreement with SLR (Lender) pursuant to which the Lender agreed to provide us with a loan facility for up to $50.0 million with a maturity date of March 1, 2027, and on August 1, 2022, February 9, 2023 and October 17, 2023, we entered into amendments to the loan and security agreement (collectively, the 2022 Loan Agreement). The loan was funded in the amount of $27.5 million on February 23, 2022 and an additional amount of $22.5 million was drawn on October 19, 2023. We may draw an additional $50.0 million on or before March 15, 2024, and we expect to draw this additional $50.0 million prior to expiry of the option on March 15, 2024. In addition, subject to the Lender approval of its investment committee, we may be able to draw up to an additional $50 million by December 31, 2026. Until we have repaid all funded indebtedness, the 2022 Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

We are permitted to make interest only payments on the loan facility through December 31, 2026, with principal repayments commencing on January 1, 2027. In addition, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the 2022 Loan Agreement. An event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement; we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lender to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to limit or reduce our activities necessary to commercialize IBSRELA and/or XPHOZAH, or delay or limit clinical trials for tenapanor or other product candidates. The Lender could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

Additionally, if we conduct additional clinical trials with RDX013 or any other product candidates, we could encounter delays in our future development if any clinical trials are suspended or terminated by us, by the institutional review boards of the institutions in which the trial is being conducted, or by the U.S. FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the U.S. FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

We do not have the ability to independently conduct nonclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as Contract Research Organizations (CROs), to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct our nonclinical studies and our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with current GLPs for nonclinical studies, and good clinical practices (GCPs) for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the U.S. FDA, the Competent Authorities of the Member States of the European Economic Area (EEA) and comparable foreign regulatory authorities for all of our products in nonclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the U.S. FDA, the European Medicines Agency (EMA), or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which could add additional costs and could delay the regulatory approval process.

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

In addition to the currently available phosphate binders, we are aware of at least four phosphate binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics, AP-301, a binder in Phase 3 being developed by Alebund Pharmaceutical (Hong Kong) Limited, and Oxylanthanum Carbonate (OLC), which has demonstrated pharmacodynamic bioequivalence to Fosrenol. OLC is being developed by Unicycive Therapeutics, which has announced its plans to seek U.S. FDA approval via the 505(b)(2) pathway. Additionally, Chugai and Alebund are developing EOS789/AP-306, an inhibitor of phosphate transporters NaPi-2b, PiT-1, and PiT-2, thus far studied in a Phase 2 clinical trial.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (CCPA) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risk associated with data breach litigation. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states and are continuing to be at the state and federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission (FTC) also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. According to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive, including on websites, to regulate the presentation of website content. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, in Europe, the European Union General Data Protection Regulation (GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (DPF), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the European Union, and the expiry of the transition period, companies have had to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the United Kingdom to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We and our collaborators, CROs, and other contractors and consultants collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we and our collaborators, CROs and other contractors and consultants collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, clinical trial data and personal information (collectively, Confidential Information). It is critical that we and our collaborators, CROs and other contractors and consultants do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of Confidential Information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our Confidential Information.

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

The risk of a security breach or disruption or data loss, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access Confidential Information increases the risk of data security breaches, which could lead to the loss of Confidential Information or other intellectual property. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. There can also be no assurance that our and our collaborators’, CROs’, CMOs, contractors’, consultants’ and other service providers’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. We do not believe that we have experienced any significant system failure, accident or security breach to date, but if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our business. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable. Moreover, if a computer security breach affects our systems or those of our collaborators, CROs or other contractors, or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs, which could materially adversely affect our business, results of operations and financial condition.

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

Our CMOs manufacture tenapanor API outside of the U.S., our collaboration partners outside of the U.S. have sought and obtained and may continue to seek and obtain approval to commercialize tenapanor outside of the U.S., and as a result a variety of risks associated with international operations could materially adversely affect our business.

Our collaboration partners have sought and obtained and may continue to seek and obtain marketing approval for tenapanor outside the U.S. Furthermore, we may seek and obtain marketing approval for IBSRELA or XPHOZAH in other territories outside of the U.S. Additionally, we have contractual agreements with CMOs involving the manufacture of tenapanor API outside of the U.S., and may otherwise engage in business outside of the U.S., including entering into additional contractual agreements with third parties. We are subject to additional risks related to entering these international business markets and relationships, including:

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

Even after a drug is approved by the U.S. FDA or foreign regulatory authorities, the manufacturing processes, labeling, packaging, distribution, pharmacovigilance, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP regulations for any clinical trials that we conduct post-approval. As such, we and our third-party CMOs will be subject to continual review and periodic inspections to assess compliance with regulatory requirements. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. Regulatory authorities may also impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies. Furthermore, any new legislation addressing drug safety issues could result in delays or increased costs to assure compliance.

We will also be required to report certain adverse reactions and production problems, if any, to the U.S. FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have U.S. FDA approval.

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

In addition, the U.S. FDA’s policies may change, and additional government regulations may be enacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad.

Disruptions at the U.S. FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise review and process regulatory submissions in a timely manner, which could negatively impact our business.

The ability of the FDA to review and process regulatory submissions can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Disruptions at the U.S. FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, or if global health concerns prevent the U.S. FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the U.S. FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We and our CMOs are subject to significant regulation with respect to manufacturing IBSRELA and XPHOZAH. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

All entities involved in the preparation of product for commercial sale, or product candidates for clinical trials, including our existing CMOs are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our products or product candidates that may not be detectable in final product testing. We or our CMOs must supply all necessary documentation in support of an NDA or comparable regulatory filing on a timely basis and must adhere to cGMP regulations enforced by the U.S. FDA and other regulatory agencies through their facilities inspection programs. The facilities and quality systems of some, or all, of our CMOs must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the manufacture of our product or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMOs for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel.

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

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the U.S. FDA or other applicable regulatory authority can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product, withdrawal of an approval, or suspension of production. As a result, our business, financial condition, and results of operations may be materially harmed.

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

If we fail to comply or are found to have failed to comply with U.S. FDA and other regulations related to the promotion of our products for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.

The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the U.S. FDA and other government agencies. With respect to the commercialization of IBSRELA and/or XPHOZAH, we will be restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. We have implemented compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the U.S. FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.

Over the past several years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the U.S. FDA, the FTC and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug, and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.

If the U.S. FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

IBSRELA and/or XPHOZAH may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so we could be subject to sanctions that would materially harm our business.

We are required to report certain information about adverse medical events if our products may have caused or contributed to those adverse events. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the U.S. FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products.

Our employees, independent contractors, principal investigators, CROs, collaboration partners, consultants, CMOs and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, collaboration partners, consultants, CMOs and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate any of the following: U.S. FDA regulations, including those laws that require the reporting of true, complete and accurate financial and other information to the U.S. FDA; manufacturing standards; or federal and state healthcare fraud and abuse laws and regulations. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These activities also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain U.S. FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the U.S. FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the U.S. FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining U.S. FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file, we may not receive necessary approvals to commercialize our products in any market.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, U.S. FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These new laws, among other things, included aggregate reductions of Medicare payments to providers that will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manuacturer price.

Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). Under the IRA, small molecule drugs and biologics first become eligible for price negotiation seven and eleven years, respectively, after FDA approval. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing.

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
•Any of our challenged patents will ultimately be found to be valid and enforceable;
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

The enforceability of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions, the answers to which can be uncertain. The patent applications that we own or license may fail to result in issued patents in the U.S. or in foreign countries. Additionally, our research and development efforts may result in product candidates for which patent protection is limited or not available. Even if patents do issue, third parties may challenge the validity, enforceability, scope or infringement thereof, which may result in such patents being narrowed, invalidated, held unenforceable or not infringed. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time before one year after that person is served an infringement complaint based on the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the U.S., Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if unchallenged, our patents and patent applications may not prevent others from designing around our patent claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to one or more of our product candidates but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to IBSRELA, XPHOZAH, RDX013 or any future product candidates is successfully challenged, then our ability to commercialize such product could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business. Further, we have reported that we have completed the data analysis from our Phase 2 clinical trial evaluating the safety and efficacy of RDX013 for the treatment of hyperkalemia, and that we currently expect that the next steps for the RDX013 program will be to evaluate a new formulation that potentially enhances subject compliance and the efficacy of RDX013 in an additional Phase 2 clinical study. We currently expect to delay further development of RDX013 until such time as we have determined that our available resources support conducting such additional formulation work and an additional clinical study. As a result of this delay in our development program for RDX013, the period of time during which we or our collaboration partners could market RDX013 under patent protection could be reduced.

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

Although the composition and use of IBSRELA are currently claimed by four (4) issued patents that are listed in the U.S. FDA’s Orange Book, we cannot assure that we will be successful in defending against third parties asserting that any of our patents are invalid, unenforceable or not infringed by the third parties’ products, or in competing against third parties seeking to introduce generic versions of IBSRELA or any of our future products.

In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first U.S. FDA approval of a drug containing a new chemical entity (NCE). The U.S. FDA is prohibited during those five years from approving an Abbreviated New Drug Application (ANDA) that references the NDA that has been granted NCE exclusivity. However, if any patents are listed in the U.S. FDA Orange Book for such NCE-containing drug, a generic manufacturer may file an ANDA that references a NDA product with granted NCE exclusivity after four years from the first NDA approval date provided it is accompanied by a Paragraph IV certification asserting that each Orange Book listed patent is invalid, unenforceable, or that the generic product does not infringe the Orange Book listed patents. The Hatch-Waxman Act does not prevent a third party from filing, or the U.S. FDA from approving, another full NDA (i.e. not an ANDA) for an already-approved drug where the third party has conducted its own pre-clinical and clinical trials to independently demonstrate safety and effectiveness without reliance on the original NDA data.

In cases where NCE exclusivity has been granted for an NDA, as in the case of IBSRELA, if an ANDA sponsor has provided a Paragraph IV certification to the U.S. FDA when filing an ANDA, the ANDA sponsor must also send a notice thereof to the NCE NDA owner. The NCE NDA owner may then initiate a patent infringement lawsuit in response to the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the NCE NDA owner’s receipt of a notice of the Paragraph IV certification automatically prevents the U.S. FDA from approving the ANDA until the earlier of 30 months after the NCE NDA owner’s receipt of the Paragraph IV certification notice or a final decision in the infringement case in favor of the ANDA sponsor. There can be no assurances that an ANDA that references our IBSRELA NDA and includes a Paragraph IV certification will not be filed, or that we will be successful in enforcing our Orange Book listed patents against such ANDA sponsor.

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

Although we have obtained patent term extension in the U.S. under the Hatch-Waxman Act, extending the term of exclusivity for tenapanor, if we do not obtain patent term extension in foreign countries under similar legislation, our business may be materially harmed. Furthermore, we have obtained patent term adjustment in the U.S. under the American Inventors Protection Act extending the patent term for certain patents covering tenapanor.

U.S. Patent No. 8,541,448 covering tenapanor was subject to patent term adjustment (PTA) under the American Inventors Protection Act for delays by the United States Patent and Trademark Office in granting the patent. Additionally, following the approval by the U.S. FDA for our NDA to market tenapanor for IBS-C, this patent was granted patent term extension (PTE) under the Hatch-Waxman Act and together with PTA provides us with exclusivity for tenapanor and uses thereof until August 1, 2033. The Hatch-Waxman Act allows a maximum of one patent to be extended per U.S. FDA approved product. Extension and/or adjustment of patent term (collectively “Patent Restoration”) also may be available in certain foreign countries upon regulatory approval of our product candidates. Despite seeking Patent Restoration for tenapanor in all countries where it is available, it may not be granted in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of patent protection subject to Patent Restoration, as well as the scope of patent protection during any such Patent Restoration, afforded by the governmental authority could be less than we request or could change due to changes to applicable Patent Restoration laws or regulations or interpretations thereof.

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

Europe’s new Unified Patent Court may, in particular, present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (EU Patent Package) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC), for litigation involving European patents. Implementation of the EU Patent Package entered into force on June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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
•U.S. FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the U.S.;
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

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders will experience additional dilution and, as a result, our stock price may decline.

We will no longer be a “smaller reporting company” in 2024 and as a result we are or will be subject to certain enhanced disclosure requirements which will require us to incur significant expenses and expend time and resources.

We will no longer be a “smaller reporting company,” in 2024 and, as a result, we are or will be required to comply with various disclosure and compliance requirements that did not previously apply to us. Compliance with these additional requirements increases our legal and financial compliance costs and causes management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to delisting proceedings by the Nasdaq Global Market, or sanctions or investigations by the Securities and Exchange Commission (SEC) or other regulatory authorities, which would require additional financial and management resources.

We are not required to reflect the change in our smaller reporting company status and comply with the increased disclosure obligations until our quarterly report for the quarter ending March 31, 2024, the first quarter in our fiscal year ending December 31, 2024. We will need to reassess, as of June 30, 2024, whether we will continue to qualify as a large accelerated filer for filings beyond the fiscal year ending December 31, 2024.

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC which generally require, among other things, our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts.

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

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our 2022 Loan Agreement could restrict our ability to pay dividends. Therefore, our stockholders are not likely to receive any dividends on our common stock for the foreseeable future. Since we do not intend to pay dividends, our stockholders’ ability to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity program intended to manage risk, and protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity program includes a cybersecurity incident response plan as well as key technology and processes required to monitor, alert and escalate in the event of malicious activity.

We design, assess and benchmark our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF).

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program, in areas such as legal, compliance, strategic, operational, and financial risk.

Our cybersecurity program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors that have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factor— Our information technology systems, or those of our CROs or other contractors or consultants we may utilize, may fail, suffer disruptions or suffer security breaches, which could result in a material disruption of our product development programs.”

Cybersecurity Governance

Our board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit and Compliance Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program, maintains a strategic role in coordinating cyber risk initiatives and policies, and confirming their efficacy.

The Committee receives regular reports from management on our cybersecurity posture. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The Board also receives periodic briefings from management on our cybersecurity program. The Board members receive presentations on cybersecurity topics from our IT Senior Director, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Legal Officer, Chief Financial Officer and IT Senior Director, has over a combined 50 years of risk management experience, including our IT Senior Director who has over 15 years of experience overseeing cybersecurity and risk management. This team is responsible for assessing and managing our material risks from cybersecurity threats, and has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes experience running cybersecurity programs at similarly situated commercial biotechnology organizations and navigating the associated risk landscape.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2.    PROPERTIES
Our headquarters is currently located in Waltham, Massachusetts and consists of 17,111 square feet of leased office space under a lease agreement that expires in June 2026. In addition, we lease 72,500 square feet of office and laboratory space in Fremont, California under a lease agreement that expires in March 2025 and 4,768 square feet of office space in Milwaukee, Wisconsin under a lease agreement that expires in February 2026. Prior to October 2021, our headquarters were co-located in Fremont, California and Waltham, Massachusetts.
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

On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed in the U.S. District Court for the Northern District of California purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC. The complaints allege that the defendants' violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets for personally making and/or causing Ardelyx to make materially false and misleading statements regarding the Company’s business, operations and prospects. The complaint seeks contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the anticipated motion(s) to dismiss in the Securities Class Actions. On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris action and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of December 31, 2023, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of December 31, 2023.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
On June 19, 2014, our common stock commenced trading on The Nasdaq Global Market under the symbol “ARDX”. Prior to that date, there was no public trading market for our common stock. As of December 31, 2023, there were 25 holders of record of our common stock.
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

OVERVIEW
We are a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent, and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a minimally absorbed, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (IBS-C). Tenapanor, branded as XPHOZAH®, was approved by the U.S. Food and Drug Administration (U.S. FDA) on October 17, 2023, to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery phase asset, RDX020 for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.
Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (R&D) activities, including developing tenapanor and developing our proprietary drug discovery and design platform, as well as commercialization activities, including the marketing and sales of IBSRELA and XPHOZAH. We realized our first product sales of IBSRELA in March 2022 and realized our first product sales of XPHOZAH in November 2023. As of December 31, 2023, we had an accumulated deficit of $846.2 million.
We expect to continue to incur operating losses for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH, incur manufacturing and development cost for tenapanor, and incur R&D costs related to potential new product candidates. To date, we have funded our operations from the sale and issuance of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, funds from our loan agreement with SLR Investment Corp. (SLR), as amended on August 1, 2022, February 9, 2023 and October 17, 2023 (collectively, the 2022 Loan Agreement), as well as from sales of IBSRELA and XPHOZAH.
Our Commercial Products
IBSRELA for IBS-C

Our unique discovery platform and deep understanding of the primary mechanism of sodium transport in the intestine resulted in our discovery and development of IBSRELA, a first-in-class, U.S. FDA approved, sodium hydrogen exchange 3 (NHE3) inhibitor for the treatment of IBS-C in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal (GI) disorder characterized by both abdominal pain and altered bowel habits. IBS-C is associated with significantly impaired quality of life, reduced productivity, and substantial economic burden.

We recognized our first sales of IBSRELA in the U.S. in March 2022. For our commercial launch of IBSRELA, we designed a market-responsive commercial strategy and built a commercial organization highly experienced in launching novel therapies into specialty areas. The dynamics of the IBS-C market reflect an established patient base, limited number of competitors all confined to a single mechanism of action, concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a favorable response to the IBSRELA product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on patients currently being managed for IBS-C by the approximately 9,000 high-writing healthcare providers who account for approximately 50% of IBS-C prescriptions. Central to our go to market strategy for IBSRELA has been our highly experienced specialty sales force, many with existing relationships across their GI target base, and omnichannel digital initiatives.

We expect competition for IBSRELA will come largely from the three prescription products indicated for IBS-C: Linzess (linaclotide), Amitiza (lubiprostone) and Trulance (plecanatide). Generic lubiprostone is also available in the U.S. Additionally, over-the-counter products and prescription therapies, not indicated for IBS-C are commonly used to treat the constipation component of IBS-C, alone and in combination with the IBS-C-indicated prescription therapies.

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

XPHOZAH to Reduce Serum Phosphorus in Adults with CKD on dialysis as Add-on Therapy in Patients who have an Inadequate Response to Phosphate Binders or who are Intolerant of any Dose of Phosphate Binder Therapy

On October 17, 2023, XPHOZAH, a first-in-class phosphate absorption inhibitor, received approval from the U.S. FDA to market XPHOZAH in the U.S. to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. XPHOZAH has a differentiated mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. It is estimated that there are more than 550,000 adult patients with CKD on dialysis in the U.S. and approximately eighty percent of those patients are being treated with phosphate lowering therapies. On average during 2020 through 2023, approximately seventy percent of patients treated with phosphate binders to treat hyperphosphatemia were unable to consistently maintain phosphorous levels <=5.5 mg/dL over a six-month period. XPHOZAH is the first therapy for phosphate management that blocks phosphate absorption at the primary site of uptake.

We recognized our first sales of XPHOZAH in the U.S. in November 2023. For our commercial launch of XPHOZAH, we designed a market-responsive commercial strategy and built a commercial organization highly experienced and knowledgeable of the nephrology market. The dynamics of the hyperphosphatemia market reflect an established patient base, limited number of competitors all confined to a single mechanism of action, concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a high level of awareness, interest and intent to adopt XPHOZAH upon approval and favorable response to the XPHOZAH product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on patients currently being managed for hyperphosphatemia by the approximately 8,000 nephrology healthcare providers who write approximately 80% of phosphate lowering therapy prescriptions. Central to our go to market strategy for XPHOZAH is our highly experienced specialty sales force, many with existing relationships across their nephrology target base, and innovative omnichannel digital initiatives.

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

In addition to the currently available phosphate binders, we are aware of at least four other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc., PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics, AP-301 in Phase 2 being developed by Alebund Pharmaceutical (Hong Kong) Limited, and Oxylanthanum Carbonate (OLC), which has demonstrated pharmacodynamic bioequivalence to Fosrenol. OLC is being developed by Unicycive Therapeutics, which has announced its plans to seek U.S. FDA approval via the 505(b)(2) pathway. Additionally, Chugai and Alebund are developing EOS789, an inhibitor of phosphate transporters NaPi-2b, PiT-1, and PiT-2, thus far studied in a phase 1 clinical trial.

In November 2023, XPHOZAH was granted orphan drug designation by the U.S. FDA for the treatment of pediatric hyperphosphatemia.

We have established commercial agreements with Kyowa Kirin, Co. Ltd. (Kyowa Kirin) in Japan, Fosun Pharma in China and Knight in Canada for tenapanor for hyperphosphatemia. In July 2023, we announced that a New Drug Application (NDA) for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the National Medical Products Administration (NMPA) for the control of serum phosphorus in adult patients with CKD on hemodialysis. In September 2023, we announced that Kyowa Kirin received approval from the Japanese Ministry of Health, Labour and Welfare (MHLW) for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis.

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

In March 2018, we entered into an exclusive license agreement with Knight (Knight Agreement) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million non-refundable, one-time payment in March 2018. We may also be eligible to receive approximately CAD 22.2 million for development and commercialization milestones, or approximately $16.7 million at the currency exchange rate on December 31, 2023, of which $0.7 million has been received and recognized as revenue as of December 31, 2023. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services.

In November 2017, we entered into an exclusive license agreement with Kyowa Kirin (2017 Kyowa Kirin Agreement) for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the 2017 Kyowa Kirin Agreement, we received a $30.0 million upfront payment from Kyowa Kirin, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been recognized as revenue and received as of December 31, 2023. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $60.3 million at the currency exchange rate on December 31, 2023, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement.
On April 11, 2022, we entered into a second amendment to the 2017 Kyowa Kirin Agreement (2022 Amendment). Under the terms of the 2022 Amendment, we and Kyowa Kirin agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor in Japan. The royalty rate was reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million which has been received and recognized as revenue as of September 2023 as described below.
In October 2022, we announced that Kyowa Kirin submitted an NDA to the Japanese MHLW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment.

In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with chronic kidney disease on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment.
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
In October 2023, we announced that the U.S. FDA has approved XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered an additional $3.0 million milestone payment to us under the terms of the Fosun Agreement, which was received during the first quarter of 2024. Also, in October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of irritable bowel syndrome with constipation (IBS-C). We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $8.0 million has been recognized as revenue and $5.0 million has been received as of December 31, 2023 and $3.0 million was received in January 2024, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.
FINANCIAL OPERATIONS OVERVIEW
Revenue
Our revenue to date has been generated primarily through a combination of product sales and payments in connection with license, research and development collaborative agreements with our various collaboration partners. We realized our first commercial product sales of IBSRELA beginning in March 2022 and our first commercial product sales of XPHOZAH in November 2023. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: the extent to which we are successful in our commercialization of IBSRELA and XPHOZAH; our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA and XPHOZAH by third-party payors; whether and the extent to which we are successful in our commercialization of XPHOZAH; whether or when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the end stage renal disease prospective payment system (ESRD PPS), and the manner in which such introduction into the ESRD PPS may occur, including the length of any applicable Transitional Drug Add-on Payment Adjustment (TDAPA) period, the amount of the add-on payment available during the TDAPA period and whether, and the extent to which, the ESRD PPS base rate is adjusted following any applicable TDAPA period; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our collaborators’ achievement of clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; addressing any competing technological and market developments; maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; attracting, hiring, and retaining qualified personnel; and the extent to which tenapanor or other licensed products are approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor or other licensed products, our ability to generate future revenue from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.

Cost of Goods Sold
Cost of product sales consists of the cost of commercial goods sold to our Customers. Other cost of revenue consists of the cost of materials sold to our international partners under product supply agreements, as well as payments due to AstraZeneca AB (AstraZeneca) based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the years ended December 31, 2023 and 2022 were expensed in periods prior to the commencement of capitalization of inventory costs for each respective product. We believe our cost of goods sold for the years ended December 31, 2023 and 2022 would have been $4.4 million and $1.9 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of December 31, 2023 and December 31, 2022, we had approximately $21.8 million and $28.0 million, respectively, of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of IBSRELA and XPHOZAH are recognized as revenue.
Other cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (AstraZeneca Termination Agreement) is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or other NHE3 products. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as other cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $27.6 million as other cost of revenue under the AstraZeneca Termination Agreement. See details in Note 7, Collaboration and Licensing Agreements, under AstraZeneca, in the notes to our financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K.
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

•expenses associated with producing XPHOZAH prior to U.S. FDA approval;

•expenses associated with producing discovery and developmental assets prior to U.S. FDA approval;

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
Interest Expense
Interest expense represents the interest associated with on our 2022 Loan Agreement.

Non-cash interest expense related to the sale of future royalties
Non-cash interest expense related to the sale of future royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future royalties using the effective interest method. As further described in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, in June 2022, we and HealthCare Royalty Partners IV, L.P. (HCR) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). Under the terms of the HCR Agreement, HCR agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the Royalty Interest Payments) that we may receive under our 2017 License Agreement with Kyowa Kirin based upon Kyowa Kirin's net sales of tenapanor in Japan for hyperphosphatemia. As part of the HCR Agreement, we have received a $10.0 million upfront payment and a $5.0 million milestone payment from HCR, which we recorded as a deferred royalty obligation on our balance sheet. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin.
Other Income, net
Other income, net consists of interest income earned on our cash, cash equivalents and available-for-sale investments, the periodic revaluation of the exit fee related to our 2022 Loan Agreement, gains on sales of property and equipment, and currency exchange gains and losses.
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
We consider certain accounting policies related to revenue recognition, inventory, accrued research and development expenses to be critical policies to understanding the judgments and estimates applied in our reported financial results.
Product Sales, Net
We account for our commercial product sales, net in accordance with Topic 606 – Revenue from Contracts with Customers. We received approval from the FDA to market IBSRELA in the U.S. in September 2019 and to market XPHOZAH in the U.S. in October 2023. We began selling IBSRELA and XPHOZAH in the U.S. in March 2022 and November 2023, respectively. We distribute IBSRELA principally through major wholesalers, specialty pharmacies and group purchasing organizations (GPOs) (collectively, our IBSRELA Customers). XPHOZAH is principally distributed through a specialty wholesaler (XPHOZAH Customer) to select specialty pharmacies (collectively, IBSRELA Customers and XPHOZAH Customers, “Customers”). Our Customers subsequently sell IBSRELA and XPHOZAH to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

Reserves for Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration which may be settled in the form of off-invoice discounts, chargebacks, or rebates. Variable consideration includes discounts to customers and government programs, wholesaler fees, group purchasing organization administrative fees, patient copay assistance, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of gross accounts receivable if settlement is expected to occur through a reduction in the amounts paid by our Customers or a current liability if settlement is expected to occur through a payment from us. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our experience, current contractual and statutory requirements, specific known market events and trends. These reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the IBSRELA and XPHOZAH product launches. Changes in estimates recorded through December 31, 2023 have not been material.
Rebates: Rebates include wholesaler fees, GPO fees, as well as mandated discounts under the Medicaid Drug Rebate Program (Medicaid) and the Medicare Coverage Gap Program (Medicare). Estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue. We estimate our Medicaid and Medicare rebates based upon the estimated payor mix, and statutory discount rates. Our estimates for payor mix are guided by payor information received from specialty pharmacies, expected utilization for wholesaler sales to pharmacies, and available industry payor information and therefore require the most estimation and judgment of our gross to net deductions.

Chargebacks: Chargebacks are discounts that occur when certain contracted purchasers purchase directly from our wholesalers at a discounted price. The wholesaler, in turn, charges back the difference between the price initially paid to us by the wholesaler and the discounted price paid to the wholesaler by the contracted purchaser. Amounts for estimated chargebacks are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for wholesaler chargebacks is estimated based on known chargeback rates, known sales to wholesalers, and known sales from wholesalers to their chargeback-eligible customers.
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
Other Reserves: Patients who have commercial insurance may receive copay assistance when product is dispensed by pharmacies to patients. We estimate the amount of copay assistance provided to eligible patients based on the terms of the program, and redemption information provided by third-party claims processing organizations. We also estimate the amount of copay assistance that will be provided to patients associated with product which we have sold but which has not yet been dispensed to commercial patients, which requires significant estimation and judgment. Our estimates are recorded in accounts payable and accrued expenses and other current liabilities on the balance sheets. Other reserves include estimated product returns which are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue as well as accounts receivable. We estimate our product returns reserve based upon our experience and specific known market events and trends. As we have experienced limited product returns, establishing the appropriate level of product returns reserve require estimation and judgment.
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

As part of the accounting for contracts with customers, we develop assumptions that require judgment to determine whether promised goods and services represent distinct performance obligations and the standalone selling price for each performance obligation identified in the contract. Determining the standalone selling price for performance obligations requires significant judgment, and when an observable price of a promised good or service is not readily available, we consider relevant assumptions to estimate the standalone selling price, including, as applicable, market conditions, development timelines, probabilities of technical and regulatory success, reimbursement rates for personnel costs, forecasted revenues, potential limitations to the selling price of the product and discount rates. We also use judgment to evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraints, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect earnings in the period of adjustment.
Inventory
We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. Prior to the regulatory approval of drug product candidates, we incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products or could be sold to our international partners under product supply agreements. We began to capitalize inventory costs associated with IBSRELA during the fourth quarter of 2021, when our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA, which was when it was determined that the inventory had a probable future economic benefit. We began to capitalize inventory costs associated with XPHOZAH during the fourth quarter of 2023, following approval by the U.S. FDA to market XPHOZAH in the U.S., which was when it was determined that the inventory had a probable future economic benefit.
Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the specific identification method. Inventory costs include the cost of materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. We primarily use actual costs to determine the cost basis for inventory, and therefore there is limited estimation or judgment involved. The determination of whether inventory costs will be realizable requires management review of the expiration dates of IBSRELA and XPHOZAH compared to our forecasted sales. If actual market conditions are less favorable than projected by management, write-downs of inventory may be required, which would be recorded as cost of revenue in the statement of operations and comprehensive loss. As of December 31, 2023, we have not recorded any write-downs for excess and obsolete inventory.
Accrued Expenses
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
In accruing service fees, we estimate the time period over which each component of a service will be performed, and estimate, with vendor input if appropriate. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued or prepaid expense balance accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period.

RESULTS OF OPERATIONS
Comparison of the Years Ended December 31, 2023, 2022 and 2021
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Year Ended December 31,			Change 2023 vs. 2022		Change 2022 vs. 2021
	2023	2022	2021	$	%	$	%
Product sales, net	$82,526	$15,600	$—	$66,926	429%	$15,600	(a)
Licensing revenue	35,809	35,031	5,013	778	2%	30,018	599%
Collaborative development revenue	—	—	4,177	—	(a)	(4,177)	(100)%
Product supply revenue	6,121	1,527	907	4,594	301%	620	68%
Total revenues	$124,456	$52,158	$10,097	$72,298	139%	$42,061	417%
(a) Percent change is not meaningful.

Below is a summary of our net product sales by product (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Product sales, net:
IBSRELA	$80,062	$15,600	$—
XPHOZAH	2,464	—	—
Total product sales, net	$82,526	$15,600	$—

Fiscal 2023 compared to 2022:

The increase in product sales, net during the year ended December 31, 2023 as compared to the same period in 2022 is primarily attributable to increased net product sales for IBSRELA and is primarily volume based as 2023 was a full year of sales while IBSRELA sales commenced in March of 2022. IBSRELA sales volumes increased in 2023 as awareness and prescriber experience with the product continued to grow following its commercial launch in March 2022. Commercial sales of XPHOZAH commenced in November 2023.
Licensing revenue during the year ended December 31, 2023 was comparable to the same period in 2022. During the year ended December 31, 2023, we earned an aggregate of $30.0 million for milestones under the 2017 Kyowa Kirin Agreement and payments under the 2022 Kyowa Kirin Amendment upon approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. We also earned an aggregate of $5.0 million in milestones under the terms of the Fosun Agreement upon acceptance of the NDA for tenapanor by China’s Center for Drug Evaluation of the NMPA for the control of serum phosphorus in adult patients with CKD on hemodialysis and the U.S. FDA approval of XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy.
The increase in product supply revenue during the year ended December 31, 2023 as compared to the same periods in 2022 is attributable to increased product supply revenue to Kyowa Kirin.
Fiscal 2022 compared to 2021:
The increase in product sales, net during the year ended December 31, 2022 as compared to the same period in 2021 is attributable to net product sales for IBSRELA that commenced in March 2022.
The increase in licensing revenue during the year ended December 31, 2022 as compared to the same period in 2021 is attributable to an aggregate of $35.0 million in milestone payments and payments under the second amendment to the 2017 KKC Agreement which we earned upon Kyowa Kirin's submission of a New Drug Application to the Japanese MLHW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis.

The decrease in collaborative development revenue during the year ended December 31, 2022 as compared to the same period in 2021 is attributable to the full recognition of collaborative development revenue for upfront payments associated with the 2019 Kyowa Kirin Agreement through the end of 2021.
The increase in product supply revenue during the year ended December 31, 2022 as compared to the same period in 2021 is attributable to increased product supply revenue in connection with the 2017 Kyowa Kirin Agreement.
Cost of Goods Sold
Below is a summary of our cost of goods sold (dollars in thousands):

	Year Ended December 31,			Change 2023 vs. 2022		Change 2022 vs. 2021
	2023	2022	2021	$	%	$	%
Cost of product sales	2,323	566	—	1,757	310%	566	(a)
Other cost of revenue	15,472	3,551	1,000	11,921	336%	2,551	255%
Total cost of goods sold	$17,795	$4,117	$1,000	$13,678	332%	$3,117	312%
(a) Percent change is not meaningful.
Fiscal 2023 compared to 2022:
The increase to cost of product sales for the year ended December 31, 2023 as compared to the same period in 2022 is primarily attributable to cost of goods sold for increased net product sales of IBSRELA.
The increase to other cost of revenue for the year ended December 31, 2023 as compared to the same period in 2022 is primarily attributable to payments due to AstraZeneca under the AstraZeneca Termination Agreement, which include a percentage of milestones earned, as well as cost of goods sold for increased product supply sold to our international partners.
Fiscal 2022 compared to 2021:
The increase to cost of product sales for the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to $0.5 million for the cost of goods sold for product sales of IBSRELA during year ended December 31, 2022.
The increase in other cost of revenue for the year ended December 31, 2022 as compared to the same period in 2021 was primarily attributable to payments due to AstraZeneca under the AstraZeneca Termination Agreement for IBSRELA product sales, net and for the milestone payment we received under the second amendment to the 2017 Kyowa Kirin Agreement, which we earned upon Kyowa Kirin's submission of a NDA to the Japanese MHLW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis.
Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Year Ended December 31,				Change 2023 vs. 2022		Change 2022 vs. 2021
	2023	2022		2021	$	%	$	%
Research and development	35,536	35,201		91,140	335	1%	(55,939)	(61)%
Selling, general and administrative	134,401	76,599		72,303	57,802	75%	4,296	6%
Total operating expenses	$169,937	$111,800	—	$163,443	$58,137	52%	$(51,643)	(32)%

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Year Ended December 31,			Change 2023 vs. 2022		Change 2022 vs. 2021
	2023	2022	2021	$	%	$	%
External R&D expenses	$13,450	$13,378	$56,747	$72	1%	$(43,369)	(76)%
Employee-related expenses	17,391	15,065	27,268	2,326	15%	(12,203)	(45)%
Facilities, equipment and depreciation expenses	2,901	3,097	5,803	(196)	(6)%	(2,706)	(47)%
Other	1,794	3,661	1,322	(1,867)	(51)%	2,339	177%
Total research and development expenses	$35,536	$35,201	$91,140	$335	1%	$(55,939)	(61)%
Fiscal 2023 compared to 2022:
The change in our R&D expenses for the year ended December 31, 2023 as compared to the same period in 2022 is primarily the result of clinical trial and pharmacovigilance activities related to IBSRELA.
Fiscal 2022 compared to 2021:
The decrease in our external R&D expenses for the year ended December 31, 2022 as compared to the same period in 2021 was primarily the result of lower clinical study costs following the completion of the OPTIMIZE study, lower tenapanor manufacturing expense as we began to capitalize costs associated with the production of IBSRELA to inventory, and lower expenses for research following the elimination of our internal research organization in the fourth quarter of 2021. The decrease in our employee-related expenses for the year ended December 31, 2022 is due to lower compensation and benefits expenses for our research and development workforce following restructuring actions in 2021. Similarly, the decrease in facilities, equipment and depreciation expenses is primarily due to a smaller proportion of such expenses being attributed to R&D following the restructuring in 2021. The increase in other expenses is primarily related to disease-related education grants during the year ended December 31, 2022.
Selling, General and Administrative
Fiscal 2023 compared to 2022:
The increase in selling, general and administrative expenses for the year ended December 31, 2023 as compared to the same period in 2022 is primarily due to increased costs associated with the commercial launches of IBSRELA and XPHOZAH and increases in expenses associated with administrative support functions as our company has grown in headcount and activity level. The increases consisted of headcount and related personnel costs and external spending for disease awareness initiatives, commercial infrastructure and strategy.
Fiscal 2022 compared to 2021:
The increase in selling, general and administrative expenses for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to increased costs associated with the commercial launch of IBSRELA. The changes consisted of headcount and related personnel costs and external spending for disease awareness initiatives, commercial infrastructure and strategy. These increases were partially offset by a reduction in ongoing costs as a result of the restructuring action carried out during the third quarter of 2021.

Interest Expense
Below is a summary of our interest expense (dollars in thousands):

	Year Ended December 31,			Change 2023 vs. 2022		Change 2022 vs. 2021
	2023	2022	2021	$	%	$	%
Interest expense	$(4,950)	$(3,400)	$(4,502)	$(1,550)	45.6%	$1,102	(24.5)%
Fiscal 2023 compared to 2022:
The increase in interest expense for the year ended December 31, 2023 as compared to the same period in 2022 is due to a higher variable interest rate applied to our loan balance primarily resulting from market fluctuations, as well as a larger loan balance outstanding following the draw of an additional $22.5 million for the Term B Loan in October 2023.
Fiscal 2022 compared to 2021:
The decrease in interest expense for the year ended December 31, 2022 as compared to the same period in 2021 was due to lower principal outstanding on our loan payable in 2022 than in 2021 due to principal payments made on our 2018 Loan during the fourth quarter of 2021 through February 2022. In February 2022, we repaid the remaining outstanding principal balance of the 2018 Loan in the amount of $25.0 million and entered into the new 2022 Loan in the amount of $27.5 million.
Non-Cash Interest Expense Related to the Sale of Future Royalties
Below is a summary of our non-cash interest expense related to the sale of future royalties (dollars in thousands):

	Year Ended December 31,			Change 2023 vs. 2022		Change 2022 vs. 2021
	2023	2022	2021	$	%	$	%
Non-cash interest expense related to the sale of future royalties	$(3,924)	$(1,673)	$—	$(2,251)	135%	$(1,673)	(a)
(a) Percent change is not meaningful.
Fiscal 2023 compared to 2022:
Non-cash interest expense related to the sales of future royalties for the year ended December 31, 2023 is accrued on the deferred royalty obligation that we recorded following the receipt of the $10.0 million upfront payment and the $5.0 million milestone payment received from HCR during June 2022 and October 2023, respectively. We recognized a full twelve months of expense during the year ended December 31, 2023 compared to approximately six months of expense during the year ended December 31, 2022.
Fiscal 2022 compared to 2021:
Non-cash interest expense related to the sale of future royalties reflects the recognized amortization of the deferred royalty obligation that we recorded following the receipt of the $10.0 million upfront payment from HCR in June 2022.

Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Year Ended December 31,			Change 2023 vs. 2022		Change 2022 vs. 2021
	2023	2022	2021	$	%	$	%
Other income, net	$6,630	$1,633	$687	$4,997	306%	$946	138%
Fiscal 2023 compared to 2022:
The increase in other income, net for the year ended December 31, 2023 as compared to the same period in 2022 is primarily due to increased income on our investments resulting from both higher interest rates and larger investment balances throughout the period.
Fiscal 2022 compared to 2021:
The increase in other income, net for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to sales of certain lab equipment and supplies for a net gain of $1.5 million and increased investment income during the year ended December 31, 2022. Partially offsetting these increases were fluctuations related to revaluation of our exit fees.
LIQUIDITY AND CAPITAL RESOURCES
Below is a summary of our cash, cash equivalents and short-term investments (in thousands):

	Year Ended December 31,		Change 2023 vs. 2022
	2023	2022	$	%
Cash and cash equivalents	$21,470	$96,140	$(74,670)	(78)%
Short-term investments	162,829	27,769	135,060	486%
Total liquid funds	$184,299	$123,909	$60,390	49%
As of December 31, 2023, we had cash, cash equivalents and short-term investments of approximately $184.3 million.
In August 2021, we filed a prospectus supplement under a Registration Statement which was filed in July 2020 for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that was authorized for issuance and sale, from time to time, under a sales agreement (2021 Open Market Sales Agreement) we entered into with Jefferies LLC (Jefferies), pursuant to which we, from time to time, sold up to $150.0 million in shares of our common stock through Jefferies. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, received a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of March 2023, we had received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement at a weighted average share price of approximately $1.57 per share, which included 15.5 million shares of our common stock for which we received gross proceeds of $51.9 million at a weighted average share price of approximately $3.35 during the quarter ended March 31, 2023.
In January 2023, we filed a Form S-3 Registration Statement, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the year ended December 31, 2023, we completed sales pursuant to the 2023 Open Market Sales Agreement resulting in the issuance of 16.8 million shares of our common stock and receipt of gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share.

In February 2022, we entered into a loan and security agreement (2022 Loan Agreement) with SLR Investment Corp (SLR). The 2022 Loan Agreement was subsequently amended on August 1, 2022 and February 9, 2023. The 2022 Loan Agreement as amended through February 9, 2023 provides for a senior secured term loan facility, with $27.5 million funded at closing (the Term A Loan) and an additional $22.5 million that we could borrow on or prior to December 20, 2023; provided that (i) we received approval by the U.S. FDA for our NDA for XPHOZAH by November 30, 2023 and (ii) we achieved certain product revenue milestone targets described in the 2022 Loan Agreement (the Term B Loan).
The initial funding of $27.5 million was used to repay the 2018 Loan and is funding our ongoing operations. We had $25.0 million principal from the 2018 Loan outstanding as of the closing date, as well as the 2018 Exit Fee in the amount of $1.5 million. We paid the 2018 Exit Fee in October 2023 following approval from the U.S. FDA for XPHOZAH to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. As discussed in Note 10. Derivative Liabilities, in connection with entering into the 2022 Loan Agreement, we entered into the 2022 Exit Fee agreement, as amended, whereby we agreed to pay an exit fee in the amount of 2% of the amounts funded for the Term A Loan and Term B Loan by SLR if certain conditions are met. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032.
In October 2023, we entered into a Third Amendment (the Third Amendment) to the 2022 Loan Agreement by and between us and the 2022 Lenders. As discussed in Note 9. Borrowing, the Third Amendment, among other things, (1) provides us with the option to draw an additional $50.0 million of committed capital by March 15, 2024 (the Term C Loan); (2) provides us with the option to draw up to an additional $50.0 million of uncommitted capital, subject to approval by the Agent's investment committee (the Term D Loan); and (3) extends the interest-only period for the Four Loans to December 31, 2026, effective upon our decision to draw the Term B Loan in the amount of $22.5 million. In October 2023, we provided the Agent with notice of our decision to draw the Term B Loan to support the commercial launch of XPHOZAH and received the proceeds of the Term B Loan. We expect to provide the Agent with notice of our decision to draw the Term C Loan prior to the expiry of the option on March 15, 2024 to further support the commercial launch of XPHOZAH.
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
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with chronic kidney disease on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment and entitled us to a $5.0 million payment under the terms of the HCR Agreement. We received these payments in October 2023.
We have incurred operating losses since inception in 2007 and our accumulated deficit as of December 31, 2023 is $846.2 million. Our primary sources of cash have been from the sale and issuance of common stock (in both public offerings and private placements), private placements of convertible preferred stock, funds from our collaboration partnerships, funds from our 2018 Loan Agreement, as amended, and 2022 Loan Agreement, as amended, as well as from sales of IBSRELA and XPHOZAH. Our primary uses of cash have been to fund operating expenses, including research and development expenditures, pre-commercial and commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Between December 31, 2021 and September 30, 2023, our liquidity position raised substantial doubt about our ability to continue as a going concern. We have addressed our operating cash flow requirements through cash generated from product sales of IBSRELA and XPHOZAH, proceeds from the sale of shares of our common stock under our at-the-market offering, from the receipt of milestones payments from our collaboration partners and payments from Kyowa Kirin under the 2022 Amendment to our License Agreement, which were received in October 2023, and from proceeds of the Term B Loan. We believe our available cash, cash equivalents and short-term investments as of December 31, 2023 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.

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
•the timing, receipt, and amount of royalties we may receive as a result of sales of tenapanor by our collaboration partners in China, and Canada, if any;
•the cash requirements for the discovery and/or development of other potential product candidates, including RDX013 and RDX020;
•the time and cost necessary to respond to technological and market developments;
•the costs of filing, prosecuting, maintaining, defending, and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, and costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
•the payment of interest and principal related to the 2022 Loan Agrememt, as amended to date.
Please see the risk factors set forth in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K for additional risks associated with our capital requirements.
CASH FLOW ACTIVITIES
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,			Change 2023 vs. 2022		Change 2022 vs. 2021
	2023	2022	2021	$	%	$	%
Net cash used in operating activities	$(89,717)	$(70,044)	$(152,551)	$(19,673)	28%	$82,507	(54)%
Net cash (used in) provided by investing activities	(131,248)	18,415	50,948	(149,663)	(813)%	(32,533)	(64)%
Net cash provided by financing activities	146,295	75,341	82,999	70,954	94%	(7,658)	(9)%
Net (decrease) increase in cash and cash equivalents	$(74,670)	$23,712	$(18,604)	$(98,382)	(415)%	$42,316	(227)%
Cash Flows from Operating Activities
Fiscal 2023 compared to 2022:
Net cash used in operating activities during the year ended December 31, 2023 increased by $19.7 million as compared to the same period in 2022 primarily as a result of changes in our working capital, including a $13.8 million increase in prepaid expenses primarily related to the timing of upfront payments to contract manufacturing organizations for the commercial manufacturing for the production of IBSRELA and XPHOZAH.

Fiscal 2022 compared to 2021:
Net cash used in operating activities during the year ended December 31, 2022 decreased as compared to the same period in 2021 by $82.5 million primarily as a result of decreased spending on research and development expenses during the year ended December 31, 2022 as compared to the year ended December 31, 2021, as well net product sales of IBSRELA and $35.0 million of milestone payments and payments under the 2022 Amendment, which we earned in 2022 upon Kyowa Kirin's submission of a New Drug Application to the Japanese Ministry of Health, Labour and Welfare for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. Partially offsetting the net loss improvement were changes to our operating assets and liabilities related to expenditures for commercial manufacturing and inventory for the production of IBSRELA.
Cash Flows from Investing Activities
Fiscal 2023 compared to 2022:
Net cash provided by investing activities during the year ended December 31, 2023 decreased as compared to the same period in 2022 by $149.7 million primarily due to increased investment purchases during 2023, as we invested higher levels of cash as compared to the same period in 2022. The decrease due to investment purchases of $215.3 million was partially offset by investment maturities and redemptions of $84.3 million,
Fiscal 2022 compared to 2021:
Net cash provided by investing activities during the year ended December 31, 2022 decreased as compared to the same period in 2021 by $32.5 million due to lower investment balances and the timing of our investment maturities, which was partially offset by $1.8 million proceeds from sale of laboratory equipment and supplies during the year ended December 31, 2022.
Cash Flows from Financing Activities
Fiscal 2023 compared to 2022:
Net cash provided by financing activities during the year ended December 31, 2023 increased by $71.0 million as compared to the same period in 2022 primarily due to net proceeds from issuance of our common stock pursuant to the at the market offerings of $119.2 million during the year ended December 31, 2023 compared to $71.6 million during the year ended December 31, 2022, as well as net proceeds received of $22.4 million from drawing the Term B Loan as compared to net expenditure of $6.1 million during the year ended December 31, 2022 in conjunction with entering into the 2022 Loan and repaying the principal outstanding under the 2018 Loan. In addition we received net proceeds of $5.0 million from the sale of future royalties to HCR during the year ended December 31, 2023 as compared to $10.0 million during the year ended December 31, 2022.
Fiscal 2022 compared to 2021:
Net cash provided by financing activities during the year ended December 31, 2022 decreased as compared to the same period in 2021 by $7.7 million primarily due to $29.5 million lower proceeds from issuance of common stock under at-the-market offerings and well as increased payments in the amount of $13.6 million to repay the principal outstanding on the 2018 Loan. Partially offsetting these amounts were $27.0 million net proceeds received from the 2022 Loan and $9.6 million net proceeds from the sales of future royalties during the year ended December 31, 2022.
SMALLER REPORTING COMPANY AND LARGE ACCELERATED FILER STATUS
As a non-accelerated filer, we were not required to obtain an opinion of our independent auditors with respect to our internal controls over financial reporting for the year ended December 31, 2022. On June 30, 2023, our public float exceeded $700.0 million and therefore, as of January 1, 2024, we are considered a large accelerated filer and we will be required to reflect the determination that we are no longer a smaller reporting company in our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2024. This Annual Report on Form 10-K includes an opinion of Ernst & Young LLP, our independent auditors with respect to our internal control over financial reporting as of December 31, 2023.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to market risks, including interest rate fluctuation exposure through our investments, in the ordinary course of our business. However, the goals of our investment policy are the preservation of capital, fulfillment of liquidity needs and fiduciary control of cash. To achieve our goal of maximizing income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds and short-term debt securities. Because of the short-term maturities of our cash equivalents, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents and short-term investments.
As of December 31, 2023, we had cash, cash equivalents and short-term investments of $184.3 million, which consist of bank deposits and money market funds, as well as high quality fixed income instruments including commercial paper, U.S. government-sponsored agency bonds, corporate bonds and asset-backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the 2022 Loan as amended bear interest at a floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $0.3 million for the year ended December 31, 2023. As of December 31, 2023, we had an aggregate principal amount of $50.0 million outstanding pursuant to our 2022 Loan Agreement.
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
As of December 31, 2023, we had no open forward foreign currency exchange contracts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ARDELYX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardelyx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ardelyx, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Estimates of Reserves for Variable Consideration Impacted by Estimated Payor Mix
Description of the Matter
As described in Note 2 to the financial statements, the Company recognizes revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration relating to off-invoice discounts, chargebacks or rebates, wholesaler fees, group purchasing organization administrative fees, patient copay assistance programs, and estimated product returns. The variable consideration is based on the amounts earned or to be claimed for related sales which may not be known at the point of sale. Government-mandated rebates under the Medicaid Drug Rebate Program (“Medicaid”) and the Medicare Coverage Gap Program (“Medicare”) are estimated based on estimated payor mix and statutory discount rates. Patient copay assistance program amounts are estimated based on payor mix consideration, the terms of the program and redemption information provided by third-party claims processing organizations. The Company’s total estimate of reserves for variable consideration was $8.6 million as of December 31, 2023. During 2023, the Company recorded $31.3 million in total reductions to gross commercial product sales as a result of reserves for variable consideration.

Auditing the Company’s estimates of reserves for variable consideration relating to Medicaid and Medicare claims and patient copay assistance was especially challenging as it involved evaluation of management’s subjective judgments with respect to payor mix that is developed based on various data sources. The Company has a limited history upon which to base its assumptions, and changes in these assumptions could have a material impact on the amount of reserves recorded for variable consideration.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process to determine the reserves for variable consideration that are impacted by the payor mix. For example, we tested controls over management’s review of the completeness and accuracy of the data used to determine the estimate.

To test the Company’s estimates of reserves for variable consideration relating to Medicaid and Medicare claims and patient copay assistance, our audit procedures included, among others, evaluating the methodologies and assumptions used and testing the accuracy and completeness of the underlying data used in the Company’s payor mix analysis. We compared the assumptions used by management to third-party industry data and actual trends. We also evaluated the reasonableness of changes in estimated reserves during the year, and assessed the accuracy of the Company’s estimates against actual results. We also performed sensitivity analyses to determine the effect of changes in management’s assumptions on the amount of reserves recorded for variable consideration impacted by the payor mix, where appropriate. Further, we evaluated the appropriateness of classification and disclosure of the Company’s reserves for variable consideration in the financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boston, MA
February 22, 2024

ARDELYX, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$21,470	$96,140
Short-term investments	162,829	27,769
Accounts receivable	22,031	7,733
Inventory	12,448	3,282
Prepaid commercial manufacturing	18,925	13,567
Prepaid expenses and other current assets	8,408	5,112
Total current assets	246,111	153,603
Property and equipment, net	1,009	1,223
Inventory, non-current	37,039	25,064
Prepaid commercial manufacturing, non-current	4,235	—
Right-of-use assets	5,589	9,295
Other assets	3,596	881
Total assets	$297,579	$190,066
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,138	$10,859
Accrued compensation and benefits	12,597	7,548
Current portion of operating lease liability	4,435	3,894
Current portion of long-term debt	—	26,711
Deferred revenue	7,182	4,211
Accrued expenses and other current liabilities	15,041	12,380
Total current liabilities	50,393	65,603
Operating lease liability, net of current portion	1,725	5,855
Long-term debt, net of current portion	49,822	—
Deferred revenue, non-current	8,644	9,025
Deferred royalty obligation related to the sale of future royalties	20,179	11,254
Total liabilities	130,763	91,737
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 and 300,000,000 shares authorized; 232,453,190 and 198,575,016 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	23	20
Additional paid-in capital	1,012,773	878,500
Accumulated deficit	(846,204)	(780,137)
Accumulated other comprehensive income (loss)	224	(54)
Total stockholders’ equity	166,816	98,329
Total liabilities and stockholders’ equity	$297,579	$190,066
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product sales, net	$82,526	$15,600	$—
Licensing revenue	35,809	35,031	5,013
Product supply revenue	6,121	1,527	907
Collaborative development revenue	—	—	4,177
Total revenues	124,456	52,158	10,097
Cost of goods sold:
Cost of product sales	2,323	566	—
Other cost of revenue	15,472	3,551	1,000
Total cost of goods sold	17,795	4,117	1,000
Operating expenses:
Research and development	35,536	35,201	91,140
Selling, general and administrative	134,401	76,599	72,303
Total operating expenses	169,937	111,800	163,443
Loss from operations	(63,276)	(63,759)	(154,346)
Interest expense	(4,950)	(3,400)	(4,502)
Non-cash interest expense related to the sale of future royalties	(3,924)	(1,673)	—
Other income, net	6,630	1,633	687
Loss before provision for income taxes	(65,520)	(67,199)	(158,161)
Provision for income taxes	547	8	4
Net loss	$(66,067)	$(67,207)	$(158,165)
Net loss per share of common stock - basic and diluted	$(0.30)	$(0.42)	$(1.52)
Shares used in computing net loss per share - basic and diluted	219,331,253	158,690,083	104,205,645
Comprehensive loss:
Net loss	$(66,067)	$(67,207)	$(158,165)
Unrealized gains (losses) on available-for-sale securities	278	(48)	(2)
Comprehensive loss	$(65,789)	$(67,255)	$(158,167)
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	93,599,975	$9	$680,872	$(554,765)	$(4)	$126,112
Issuance of common stock under employee stock purchase plan	386,664	—	819	—	—	819
Issuance of common stock for services	25,989	—	190	—	—	190
Issuance of common stock upon exercise of options	331,310	—	584	—	—	584
Issuance of common stock upon vesting of restricted stock units	167,158	—	—	—	—	—
Taxes paid for net share settlement of equity awards	—	—	(106)	—	—	(106)
Issuance of common stock in at the market offering	35,671,439	4	101,142	—	—	101,146
Stock-based compensation	—	—	12,039	—	—	12,039
Unrealized losses on available-for-sale securities	—	—	—	—	(2)	(2)
Net loss	—	—	—	(158,165)	—	(158,165)
Balance as of December 31, 2021	130,182,535	$13	$795,540	$(712,930)	$(6)	$82,617
Issuance of common stock under employee stock purchase plan	308,356	—	195	—	—	195
Issuance of common stock for services	711,675	—	390	—	—	390
Issuance of common stock upon exercise of options	14,080	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units	3,243,828	—	—	—	—	—
Issuance of common stock in at the market offering	64,114,542	7	71,618	—	—	71,625
Stock-based compensation	—	—	10,750	—	—	10,750
Unrealized losses on available-for-sale securities	—	—	—	—	(48)	(48)
Net loss	—	—	—	(67,207)	—	(67,207)
Balance as of December 31, 2022	198,575,016	$20	$878,500	$(780,137)	$(54)	$98,329
Issuance of common stock under employee stock purchase plan	435,708	—	808	—	—	808
Issuance of common stock for services	86,095	—	337	—	—	337
Issuance of common stock upon exercise of options	225,988	—	365	—	—	365
Issuance of common stock upon vesting of restricted stock units	855,642	—	—	—	—	—
Issuance of common stock in at the market offering	32,274,741	3	119,233	—	—	119,236
Stock-based compensation	—	—	13,530	—	—	13,530
Unrealized gains on available-for-sale securities	—	—	—	—	278	278
Net loss	—	—	—	(66,067)	—	(66,067)
Balance as of December 31, 2023	232,453,190	$23	$1,012,773	$(846,204)	$224	$166,816
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(66,067)	$(67,207)	$(158,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,292	1,144	2,807
Non-cash lease expense	3,624	3,457	3,085
Stock-based compensation	13,530	10,750	12,039
Non-cash interest expense	4,220	1,962	283
Gain on sale of equipment	—	(1,260)	—
Other, net	(2,930)	685	(678)
Changes in operating assets and liabilities:
Accounts receivable	(14,298)	(7,231)	(502)
Inventory	(21,141)	(28,346)	—
Prepaid commercial manufacturing	(9,593)	(4,161)	(9,406)
Prepaid expenses and other assets	(6,035)	2,299	502
Accounts payable	279	6,582	(1,349)
Accrued compensation and benefits	5,049	2,126	(250)
Operating lease liabilities	(3,928)	(3,491)	(2,853)
Accrued and other liabilities	3,691	4,138	1,386
Deferred revenue	2,590	8,509	550
Net cash used in operating activities	(89,717)	(70,044)	(152,551)
Investing activities
Proceeds from maturities and redemptions of investments	84,321	67,000	125,550
Purchases of investments	(215,225)	(50,328)	(72,735)
Proceeds from sale of property and equipment	—	1,798	—
Purchases of property and equipment	(344)	(55)	(1,867)
Net cash (used in) provided by investing activities	(131,248)	18,415	50,948
Financing activities
Proceeds from issuance of common stock in at the market offering, net of issuance costs	119,236	71,625	101,146
Proceeds from 2022 Loan, net of issuance costs	22,386	26,971	—
Proceeds from the sale of future royalties, net of issuance costs	5,000	9,581	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	1,173	202	1,403
Payment of the 2018 Exit Fee	(1,500)	—	—
Payments for the 2018 Loan, net of costs	—	(33,038)	(19,444)
Payments for taxes related to net share settlement of equity awards	—	—	(106)
Net cash provided by financing activities	146,295	75,341	82,999
Net (decrease) increase in cash and cash equivalents	(74,670)	23,712	(18,604)
Cash and cash equivalents at beginning of period	96,140	72,428	91,032
Cash and cash equivalents at end of period	$21,470	$96,140	$72,428
Supplementary disclosure of cash flow information:
Cash paid for interest	$4,240	$2,901	$3,469
Cash paid for income taxes	$51	$6	$4
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$339	$—	$1,604
Issuance of common stock for services	$337	$390	$190
Issuance of derivative in connection with issuance of loan payable	$—	$375	$—
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
NOTES TO FINANCIAL STATEMENTS
1.ORGANIZATION AND BASIS OF PRESENTATION
Ardelyx, Inc. (Company, we, us or our) is a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative, first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a minimally absorbed, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (IBS-C). Tenapanor, branded as XPHOZAH®, was approved by the U.S. Food and Drug Administration (U.S. FDA) on October 17, 2023, to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. We also have a development stage asset, RDX013 for adult patients with CKD and/or heart failure with hyperkalemia, or elevated serum potassium, and a discovery phase asset, RDX020 for adult patients with metabolic acidosis, a serious electrolyte disorder, in patients with CKD.
We operate in one business segment, which is the development and commercialization of biopharmaceutical products.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes thereto. On an ongoing basis, management evaluates its estimates, including those related to recognition of revenue, clinical trial accruals, contract manufacturing accruals, expected demand for inventory, fair value of assets and liabilities, income taxes and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.
Liquidity
As of December 31, 2023, we had cash, cash equivalents and short-term investments of approximately $184.3 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of December 31, 2023 is $846.2 million. Since December 31, 2021 and prior to September 30, 2023, our liquidity position raised substantial doubt about our ability to continue as a going concern. We have addressed our operating cash flow requirements through cash generated from product sales of IBSRELA and XPHOZAH, proceeds from the sale of shares of our common stock under our at-the-market offering, from the receipt of milestones payments from our collaboration partners and payments from our Japanese collaboration partner under the second amendment to our License Agreement, and through funds from our loan agreements with SLR Investment Corp. (SLR), as amended. We believe our available cash, cash equivalents and short-term investments as of December 31, 2023 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity date of 90 days or less on the date of purchase to be cash equivalents.

Short-Term Investments
Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than one year, from the date of acquisition. Short-term investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (loss) on our balance sheets. The cost of available-for-sale securities sold is based on the specific-identification method.
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We are exposed to credit risks in the event of default by the counterparties to the extent of the amount recorded in our balance sheet. Cash, cash equivalents and short-term investments are invested through banks and other financial institutions in the U.S.
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
Impairment of Long-Lived Assets
The carrying values of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than the asset’s carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value.
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
Accounts Receivable
Accounts receivable are stated at amortized cost less allowance for credit losses. The allowance for credit losses reflects the best estimate of future losses over the contractual life of outstanding accounts receivable and is determined on the basis of historical experience, specific allowances for known troubled accounts, other currently available information including customer financial condition and both current and forecasted economic conditions. To date, we have determined that an allowance for doubtful accounts is not required. As of December 31, 2023 our accounts receivable balance was comprised of $4.9 million from our collaboration agreements and $17.1 million from commercial customers. As of December 31, 2022 our accounts receivable balance was comprised of $0.7 million from our collaboration agreements and $7.0 million from commercial customers.

Inventory
We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. Prior to the regulatory approval of drug product candidates, we incurred expenses for the manufacture of drug product that could potentially be available to support the commercial launch of our products or could be sold to our international partners under product supply agreements. We began to capitalize inventory costs associated with IBSRELA during the fourth quarter of 2021, when our intent to commercialize IBSRELA was established and we commenced preparation for the commercial launch of IBSRELA, which was when it was determined that the inventory had a probable future economic benefit. We began to capitalize inventory costs associated with XPHOZAH during the fourth quarter of 2023, following approval by the U.S. FDA to market XPHOZAH in the U.S., which was when it was determined that the inventory had a probable future economic benefit.

Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the specific identification method. Inventory costs include the cost of materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. We primarily use actual costs to determine the cost basis for inventory. The determination of whether inventory costs will be realizable requires management review of the expiration dates of IBSRELA and XPHOZAH compared to our forecasted sales. If actual market conditions are less favorable than projected by management, write-downs of inventory may be required, which would be recorded as cost of revenue in the statement of operations and comprehensive loss. As of December 31, 2023, we have not recorded any write-offs for excess and obsolete inventory. A portion of inventory that represents product that is not expected to be sold or used within the next 12 months is classified as non-current on our balance sheets.

Product Sales, Net
We account for our commercial product sales, net in accordance with Topic 606 – Revenue from Contracts with Customers. We received approval from the FDA to market IBSRELA in the U.S. in September 2019 and to market XPHOZAH in the U.S. in October 2023. We began selling IBSRELA and XPHOZAH in the U.S. in March 2022 and November 2023, respectively. We distribute IBSRELA principally through major wholesalers, specialty pharmacies and group purchasing organizations (GPOs) (collectively, our IBSRELA Customers). XPHOZAH is principally distributed through a specialty wholesaler (XPHOZAH Customer) to select specialty pharmacies (collectively, IBSRELA Customers and XPHOZAH Customers, “Customers”). Our Customers subsequently sell IBSRELA and XPHOZAH to pharmacies and patients. Separately, we enter into arrangements with third parties that provide for government-mandated rebates, chargebacks and discounts. Revenue from product sales is recognized when our performance obligations are satisfied, which is when Customers obtain control of our product and occurs upon delivery.

Reserves for Variable Consideration
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration which may be settled in the form of off-invoice discounts, chargebacks, or rebates. Variable consideration includes discounts to customers and government programs, wholesaler fees, group purchasing organization administrative fees, patient copay assistance, and estimated product returns. These estimates are based on the amounts earned or to be claimed for related sales and are classified as reductions of gross accounts receivable if settlement is expected to occur through a reduction in the amounts paid by our Customers or a current liability if settlement is expected to occur through a payment from us. Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our experience, current contractual and statutory requirements, specific known market events and trends. These reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the IBSRELA and XPHOZAH product launches. Changes in estimates recorded through December 31, 2023 have not been material.

Rebates: Rebates include wholesaler fees, GPO fees, as well as mandated discounts under the Medicaid Drug Rebate Program (Medicaid) and the Medicare Coverage Gap Program (Medicare). Estimates for rebates are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the balance sheets. We estimate our Medicaid and Medicare rebates based upon the estimated payor mix, and statutory discount rates. Our estimates for payor mix are guided by payor information received from specialty pharmacies, expected utilization for wholesaler sales to pharmacies, and available industry payor information and, therefore, require the most estimation and judgment of our gross to net deductions.
Chargebacks: Chargebacks are discounts that occur when certain contracted purchasers purchase directly from our wholesalers at a discounted price. The wholesaler, in turn, charges back the difference between the price initially paid to us by the wholesaler and the discounted price paid to the wholesaler by the contracted purchaser. Amounts for estimated chargebacks are established in the same period that the related gross revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for wholesaler chargebacks is estimated based on known chargeback rates, known sales to wholesalers, and known sales from wholesalers to their chargeback-eligible customers.
Discounts and Fees: Our payment terms are generally 30 to 60 days. Wholesalers, GPOs and specialty pharmacies are offered various forms of consideration, including off-invoice discounts which may be paid to GPOs and specialty pharmacies. Wholesalers and GPOs may also receive prompt pay discounts for payment within a specified period. We expect discounts to be earned when offered and, therefore, we deduct the full amount of these discounts from product sales when revenue is recognized, resulting in a reduction of product revenue and accounts receivable.
Other Reserves: Patients who have commercial insurance may receive copay assistance when product is dispensed by pharmacies to patients. We estimate the amount of copay assistance provided to eligible patients based on the terms of the program, and redemption information provided by third-party claims processing organizations. We also estimate the amount of copay assistance that will be provided to patients associated with product which we have sold but which has not yet been dispensed to commercial patients, which requires significant estimation and judgment. Our estimates are recorded in accounts payable and accrued expenses and other current liabilities on the balance sheets. Other reserves include estimated product returns which are recorded in the same period the related gross revenue is recognized, resulting in a reduction of product revenue as well as accounts receivable. We estimate our product returns reserve based upon our experience and specific known market events and trends. As we have experienced limited product returns, establishing the appropriate level of returns reserve require estimation and judgment.
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
Cost of Goods Sold
Cost of product sales consists of the cost of commercial goods sold to our Customers. Other cost of revenue consists of the cost of materials sold to our international partners under product supply agreements, as well as payments due to AstraZeneca AB (AstraZeneca) based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the years ended December 31, 2023 and 2022 were expensed in periods prior to the commencement of capitalization of inventory costs for each respective product. As of December 31, 2023 and December 31, 2022, we had approximately $21.8 million and $28.0 million, respectively, of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of IBSRELA and XPHOZAH are recognized as revenue.

Other cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (AstraZeneca Termination Agreement) is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or other NHE3 products. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as other cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $27.6 million as other cost of revenue under the AstraZeneca Termination Agreement. See details in Note 7, Collaboration and Licensing Agreements, under AstraZeneca, in the notes to our financial statement of this Annual Report on Form 10-K.
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
Accrued Expenses
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
In accruing service fees, we estimate the time period over which each component of a service will be performed, and estimate, with vendor input if appropriate. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued or prepaid expense balance accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period.
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

Non-cash Interest Expense on Deferred Royalty Obligation
Non-cash interest expense related to the sale of future royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future royalties using the effective interest method. As further described in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, in June 2022, we and HealthCare Royalty Partners IV, L.P. (HCR) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). Under the terms of the HCR Agreement, HCR agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the Royalty Interest Payments) that we may receive under our 2017 License Agreement with Kyowa Kirin, as amended, based upon Kyowa Kirin's net sales of tenapanor in Japan for hyperphosphatemia. As part of the HCR Agreement, we received a $10.0 million upfront payment from HCR in June 2022 and recorded it as a deferred royalty obligation on our balance sheet. In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the New Drug Application for tenapanor for the improvement of hyperphosphatemia in adult patients with chronic kidney disease on dialysis, which entitled us to a $5.0 million payment under the terms of the HCR Agreement, which we received in October 2023. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin.
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
Recent Accounting Pronouncements
New Accounting Pronouncements - Recently Adopted
In July 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718) Presentation of Financial Statements (ASU 2023-03). ASU 2023-03 amends the FASB Accounting Standards Codification to include Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and SEC Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. As the ASU does not provide any new guidance, there is no transition or effective date associated with its adoption. Accordingly, we adopted ASU 2023-03 immediately upon its issuance. The adoption of ASU 2023-03 did not have any impact on our financial statement presentation or related disclosures.

Recent Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. The amendments are in response to the U.S. Securities and Exchange Commission's (SEC) Release No. 33-10532, Disclosure Update and Simplification, in which the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles to the FASB for potential incorporation into the Codification. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. Management is currently assessing the impact of this standard on the Company’s financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently assessing the impact of this standard on the Company’s financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendments in this Update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted on a prospective basis for annual financial statements that have not yet been issued or made available for issuance. Management is currently assessing the impact of this standard on the Company’s financial statements.
There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.
3.     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Securities classified as cash, cash equivalents and short-term investments as of December 31, 2023 and 2022 are summarized below (in thousands):

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$2,829	$—	$—	$2,829
Money market funds	18,641	—	—	18,641
Total cash and cash equivalents	21,470	—	—	21,470
Short-term investments:
U.S. government-sponsored agency bonds	$101,892	$235	$(34)	$102,093
Commercial paper	$49,630	$41	$(17)	$49,654
Asset-backed securities	8,628	2	(5)	8,625
U.S. treasury securities	2,455	2	—	2,457
Total short-term investments	162,605	280	(56)	162,829
Total cash, cash equivalents and investments	$184,075	$280	$(56)	$184,299

	December 31, 2022
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$11,827	$—	$—	$11,827
Money market funds	84,313	—	—	84,313
Total cash and cash equivalents	96,140	—	—	96,140
Short-term investments
Commercial paper	$25,336	$6	$(51)	$25,291
Corporate bonds	1,000	—	(1)	999
U.S. government-sponsored agency bonds	1,487	—	(8)	1,479
Total short-term investments	27,823	6	(60)	27,769
Total cash, cash equivalents and investments	$123,963	$6	$(60)	$123,909
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
All of the short-term available-for sale securities held as of December 31, 2023 and 2022 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired or subject to credit losses, we write it down through the statement of operations and comprehensive loss to its fair value and establish that value as a new cost basis for the investment. Our unrealized losses as of December 31, 2023 and 2022 were not material. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of December 31, 2023 and 2022, and no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of December 31, 2023 and 2022.

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
The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,641	$18,641	$—	$—
U.S. government-sponsored agency bonds	102,093	—	102,093	—
Commercial paper	49,654	—	49,654	—
Asset-backed securities	8,625	—	8,625	—
U.S. treasury securities	2,457	—	2,457	—
Total	$181,470	$18,641	$162,829	$—

Liabilities:
Derivative liabilities for exit fee	$675	$—	$—	$675
Total	$675	$—	$—	$675

	December 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$84,313	$84,313	$—	$—
Commercial paper	25,291	—	25,291	—
U.S. government-sponsored agency bonds	1,479	—	1,479	—
Corporate bonds	999	—	999	—
Total	$112,082	$84,313	$27,769	$—

Liabilities:
Derivative liability for exit fees	$1,656	$—	$—	$1,656
Total	$1,656	$—	$—	$1,656

Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, we estimate fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We classify U.S. government-sponsored agency bonds, U.S. treasury securities, corporate bonds, commercial paper, and asset-backed securities as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities, such as the 2018 Exit Fee and 2022 Exit Fee, as defined and discussed in Note 10. Derivative Liabilities, are classified as Level 3.
The carrying amounts reflected in the balance sheets for cash equivalents, short-term investments, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both December 31, 2023 and 2022, due to their short-term nature.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of December 31, 2023 and 2022.
Fair Value of Debt
The principal amount outstanding under our term loan facilities is subject to a variable interest rate. Therefore, we believe the carrying amount of the term loan facility approximates fair value as of December 31, 2023 and 2022. See Note 9. Borrowings for a description of the Level 2 inputs used to estimate the fair value of the liability.

The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of December 31, 2023 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin Co., Ltd. (KKC) over the life of the agreement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

5. INVENTORY
Inventory as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$22,920	$22,299
Work in process	24,582	5,324
Finished goods	1,985	723
Total	$49,487	$28,346
Reported as:
Inventory	$12,448	$3,282
Inventory, non-current	37,039	25,064
Total	$49,487	$28,346
In addition to inventory, we had prepaid commercial manufacturing of $23.2 million and $13.6 million as of December 31, 2023 and 2022, respectively, which consisted of prepayments to third party contract manufacturing organizations, including prepayments of $4.2 million and zero as of December 31, 2023 and 2022, respectively, that are expected to be converted into inventory after 12 months.

6. REVENUE
Total revenues during the years ended December 31, 2023, 2022, and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Product sales, net:
IBSRELA	$80,062	$15,600	$—
XPHOZAH	2,464	—	—
Total product sales, net	82,526	15,600	—
Licensing revenue	35,809	35,031	5,013
Product supply revenue	6,121	1,527	907
Collaborative development revenue	—	—	4,177
Total revenues	$124,456	$52,158	$10,097

Revenue from the following Customers who contributed greater than 10% of our gross product revenue during the years ended December 31, 2023 and 2022 as a percentage of total gross product revenue was as follows:

	Year Ended December 31,
	2023	2022
BioRidge Pharma, LLC	26.3%	—%
Cardinal Health	21.6%	23.1%
AmerisourceBergen Drug Corporation	20.9%	26.8%
McKesson Corporation	17.2%	21.6%
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay and Returns	Total
Balance as of December 31, 2021	$—	$—	$—	$—
Provisions	825	2,721	2,502	6,048
Credits/payments	(683)	(1,277)	(1,244)	(3,204)
Balance as of December 31, 2022	142	1,444	1,258	2,844
Provisions	5,341	15,365	10,629	31,335
Credits/payments	(5,005)	(12,575)	(7,971)	(25,551)
Balance as of December 31, 2023	$478	$4,234	$3,916	$8,628
Adjustments to prior period provisions recorded in the current period were not material.

7.     COLLABORATION AND LICENSING AGREEMENTS
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
We may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been received and recognized as revenue as of December 31, 2023. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $60.3 million at the currency exchange rate on December 31, 2023, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. The variable consideration related to the remaining milestone payments was fully constrained at December 31, 2023.
In April 2022, we entered into a second amendment to the 2017 Kyowa Kirin Agreement (2022 Amendment). Under the terms of the 2022 Amendment, we and Kyowa Kirin agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor for hyperphosphatemia in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future commercial milestones and royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment due following Kyowa Kirin's filing with the Japanese Ministry of Health, Labour and Welfare (MHLW) of its application for marketing approval for tenapanor and the second payment due following Kyowa Kirin’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, both of which occurred as of September 30, 2023.
In October 2022, we announced that Kyowa Kirin submitted a New Drug Application (NDA) to the Japanese MHLW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment. We received these payments during the fourth quarter of 2022 and recorded them as licensing revenue on our statement of operations and comprehensive income (loss).
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment. We received these payments in October 2023 and recorded them as licensing revenue on our statement of operations and comprehensive income (loss) when earned during the three months ended September 30, 2023.

During the years ended December 31, 2023, 2022, and 2021, we recognized $30.0 million, $35.0 million, and $5.0 million of licensing revenue pursuant to the 2017 Kyowa Kirin Agreement, as amended.
During the years ended December 31, 2023, 2022, and 2021, we recognized $6.1 million, $1.5 million, and $0.9 million respectively, of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement.
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
We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $8.0 million has been recognized as revenue and $5.0 million has been received as of December 31, 2023 and $3.0 million was received in January 2024, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments was fully constrained at December 31, 2023.
In July 2023, we announced that an NDA for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the National Medical Products Administration (NMPA) for the control of serum phosphorus in adult patients with CKD on hemodialysis. This acceptance triggered a $2.0 million milestone payment to us under the terms of the Fosun Agreement. We received this payment during the third quarter of 2023 and recorded it as licensing revenue on our statement of operations and comprehensive loss when earned during the three months ended September 30, 2023. In October 2023, we announced that the U.S. FDA has approved XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered an additional $3.0 million milestone payment to us under the terms of the Fosun Agreement, which was received during the first quarter of 2024. Also, in October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of irritable bowel syndrome with constipation (IBS-C).
During the year ended December 31, 2023, we recognized $5.0 million of licensing revenue pursuant to the Fosun Agreement. During the years ended December 31, 2022, and 2021, we did not recognize a material amount of revenue pursuant to the Fosun Agreement.
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
Under the terms of the Knight Agreement, we received a $2.3 million non-refundable, one-time upfront payment in March 2018 and may be eligible to receive additional development and commercialization milestone payments worth up to CAD 22.2 million, or approximately $16.7 million at the currency exchange rate on December 31, 2023, of which $0.7 million has been received and recognized as revenue as of December 31, 2023. We are also eligible to receive royalties ranging from the mid-single digits to the low twenties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments was fully constrained at December 31, 2023.
During the years ended December 31, 2023, 2022, and 2021, we did not recognize a material amount of revenue pursuant to the Knight Agreement.

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
Under the terms of the METiS Agreement, we received a $0.8 million non-refundable, one-time upfront payment in April 2023 and may be eligible to receive additional development and commercialization milestone payments worth up to $243.0 million. We are also eligible to receive royalties ranging within the mid-single digits throughout the term of the agreement. The variable consideration related to the remaining development and commercialization milestone payments was fully constrained at December 31, 2023.
During the year ended December 31, 2023, we recognized $0.8 million of licensing revenue pursuant to the METiS Agreement upon delivery of the license.
AstraZeneca AB (AstraZeneca)
In June 2015, we entered into a termination agreement with AstraZeneca (AstraZeneca Termination Agreement) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or other NHE3 products, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of December 31, 2023, to date in aggregate, we have recognized $27.6 million of the $75.0 million, which has been recorded as other cost of revenue on our statements of operations and comprehensive income (loss). During the years ended December 31, 2023, 2022, and 2021, we recognized $12.4 million and $3.6 million, and $1.0 million, respectively, as other cost of revenue related to the AstraZeneca Termination Agreement.
Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period, which are all attributable to the 2017 Kyowa Kirin Agreement (in thousands):

	2023		2022
	Current	Non-Current	Current	Non-Current
Balance at January 1,	$4,211	$9,025	$—	$4,727
Amounts invoiced as prepayments for product supply	1,547	5,629	250	8,259
Decrease for revenue recognized for product supply	(4,586)	—	—	—
Reclassify amounts to be recognized in the next twelve months	6,010	(6,010)	3,961	(3,961)
Balance at December 31,	$7,182	$8,644	$4,211	$9,025

8. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES

In June 2022, we and HealthCare Royalty Partners IV, L.P. (HCR) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). Under the terms of the HCR Agreement, HCR has agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the Royalty Interest Payments) that we may receive under our 2017 License Agreement with Kyowa Kirin, as amended, based upon Kyowa Kirin's net sales of tenapanor in Japan for hyperphosphatemia. As consideration for the sale of the Royalty Interest Payments, HCR paid to us a $10.0 million upfront payment, and we were eligible to receive a $5.0 million payment as a result of Kyowa Kirin's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, and another $5.0 million payment in the event net sales by Kyowa Kirin in Japan exceed a certain annual target level by the end of 2025.

In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the New Drug Application for tenapanor for the improvement of hyperphosphatemia in adult patients with chronic kidney disease on dialysis, which entitled us to a $5.0 million payment under the terms of the HCR Agreement. We received the payment in October 2023.

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

The $10.0 million upfront payment from HCR received in June 2022 and the $5.0 million payment received in October 2023 have been recorded as a deferred royalty obligation related to the sale of future royalties (deferred royalty obligation) on our balance sheets. Due to our ongoing manufacturing obligations under the 2017 Kyowa Kirin Agreement, we account for the proceeds as imputed debt and therefore will recognize royalties earned under the arrangement as non-cash royalty revenue. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin. As part of the sale, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, are being amortized to non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. As future royalties are remitted to us by Kyowa Kirin, and subsequently from us to HCR, the balance of the deferred royalty obligation will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be received from Kyowa Kirin under the 2017 Kyowa Kirin agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are made in U.S. dollars while the underlying sales of the products by Kyowa Kirin are made in Japanese yen, and other events or circumstances that could result in reduced royalty payments from Kyowa Kirin, which are not within our control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the deferred royalty obligation. We periodically assess the estimated royalty payments from Kyowa Kirin and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of December 31, 2023, our effective interest rate used to amortize the liability is 34.7%. During the years ended December 31, 2023 and 2022, we recognized approximately $3.9 million and $1.7 million, respectively, of non-cash interest expense related to the deferred royalty obligation. As of December 31, 2023, we have received no royalty payments from Kyowa Kirin and, therefore, the deferred royalty obligation has not begun to be reduced.
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

As discussed in Note 10. Derivative Liabilities, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash upon the occurrence of certain conditions (2018 Exit Fee). Our obligations for the 2018 Exit Fee remained outstanding following the full repayment of the 2018 Loan in February 2022 until October 2023 when we received approval from the U.S. FDA for XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered our obligation to pay the 2018 Exit Fee to the 2018 Lenders and we subsequently paid the 2018 Exit Fee in October 2023.

SLR Investment Corp. Loan Agreement

On February 23, 2022 (Closing Date), we entered into a loan and security agreement (2022 Loan Agreement) with SLR Investment Corp. as collateral agent (Agent), and the lenders listed in the 2022 Loan Agreement (collectively, the 2022 Lenders). The 2022 Loan Agreement was subsequently amended in August 2022 (the First Amendment) and February 2023 (the Second Amendment). We concluded that the First Amendment and the Second Amendment were modifications to the 2022 Loan Agreement. The 2022 Loan Agreement, as amended by the First Amendment and the Second Amendment, provided for a senior secured loan facility, with $27.5 million (Term A Loan) funded on the Closing Date and an additional $22.5 million which we may borrow on or prior to December 20, 2023; provided that (i) we have received approval by the U.S. FDA for our NDA for XPHOZAH by November 30, 2023, and (ii) we have achieved certain product revenue milestone targets described in the 2022 Loan Agreement (Term B Loan, and together with the Term A Loan, the 2022 Original Loans). The 2022 Term A Loan funds were used to repay the 2018 Loan with the 2018 Lenders.

On October 17, 2023, we entered into a Third Amendment (the Third Amendment) to the 2022 Loan Agreement by and between us and the 2022 Lenders. The Third Amendment, among other things, (1) provides us with the option to draw an additional $50.0 million of committed capital by March 15, 2024 (the Term C Loan) provided we have drawn the Term B Loan; and (2) provides us with the option to draw up to an additional $50.0 million of uncommitted capital by December 31, 2026, subject to approval by the Agent’s investment committee (the Term D Loan and together with the Term A, B, and C Loans, the Four 2022 Loans). We concluded that the Third Amendment was a modification to the 2022 Loan Agreement and is accounted for accordingly. We expect to provide the Agent with notice of our decision to draw the Term C Loan prior to the expiry of the option on March 15, 2024 to further support the commercial launch of XPHOZAH.

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

In addition, the period under which we are permitted to make interest-only payments on the Four 2022 Loans was extended to December 31, 2026, effective upon our decision to draw the Term B Loan in the amount of $22.5 million. In October 2023, we provided the Agent with notice of our decision to draw the Term B Loan to support the commercial launch of XPHOZAH and received the proceeds of the Term B Loan.

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

We may voluntarily prepay all amounts outstanding under the Four 2022 Loans, subject to a prepayment premium of (i) 3% of the outstanding principal amount of the Four 2022 Loans if prepaid prior to or on October 17, 2024, (ii) 2% of the outstanding principal amount of the Four 2022 Loans if prepaid after October 17, 2024 through and including October 17, 2025, or (iii) 1% of the outstanding principal amount of the Four 2022 Loans if prepaid after October 17, 2025 and prior to the maturity date. The Four 2022 Loans are secured by substantially all of our assets, except for our intellectual property and certain other customary exclusions. Additionally, as discussed in Note 10. Derivative Liabilities, in connection with the 2022 Original Loans, we entered into an agreement whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Original Loans funded (2022 Exit Fee). Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire 10 years from the Closing Date.

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

In addition, the 2022 Loan Agreement, as amended, contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Four 2022 Term Loans, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Original Loan balance as a non-current liability as of December 31, 2023 due to principal repayments beginning in January 2027. We have concluded that the provisions that could cause acceleration of the principal repayments are remote.

As of December 31, 2023, our future payment obligations related to the 2022 Loan, excluding interest payments and the 2022 final fee, were as follows (in thousands):

2024	$—
2025	—
2026	—
2027	52,475
Thereafter	—
Total repayment obligations	52,475
Less: Unamortized discount and debt issuance costs	(912)
Less: Unaccreted value of final fee	(1,741)
Long-term debt	49,822
Less: Current portion of long-term debt	—
Long-term debt, net of current portion	$49,822
10.    DERIVATIVE LIABILITIES
2018 Exit Fee
In May 2018, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash (2018 Exit Fee) upon any change of control transaction in respect of the Company or if we obtain both (i) U.S. FDA approval of XPHOZAH and (ii) U.S. FDA approval of IBSRELA, which was obtained on September 12, 2019 (2018 Exit Fee Agreement). Notwithstanding the February 2022 prepayment of the 2018 Loan, our obligation to pay the 2018 Exit Fee would have expired on May 16, 2028. We concluded that the 2018 Exit Fee was a freestanding derivative which should be accounted for at fair value on a recurring basis.
In October 2023, we received approval from the U.S. FDA for XPHOZAH to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered our obligation to pay the 2018 Exit Fee to the 2018 Lenders, which we subsequently paid in October 2023. The estimated fair value of the 2018 Exit Fee was recorded as a derivative liability and included in accrued expense and other current liabilities on the accompanying balance sheets. As of December 31, 2023 and December 31, 2022, the estimated fair value of the 2018 Exit Fee was zero and $1.2 million, respectively.

The fair value of the derivative liability at December 31, 2022 was determined using a discounted cash flow analysis and was classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the derivative instrument included: (i) our estimates of both the probability and timing of a potential $1.5 million payment to the 2018 Lenders as a result of the U.S. FDA approvals, and (ii) a discount rate which was derived from our estimated cost of debt, adjusted with current LIBOR.
2022 Exit Fee
In February 2022, in connection with entering into the 2022 Original Loans, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Original Loan funded (2022 Exit Fee) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis (Revenue Milestone), tested monthly at the end of each month. The Term C and Term D Loans do not result in payment of an additional exit fee. Notwithstanding the prepayment or termination of the 2022 Original Loans, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying balance sheets. As of December 31, 2023 and December 31, 2022, the estimated fair value of the 2022 Exit Fee was $0.7 million and $0.4 million, respectively.
The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the 2022 Exit Fee derivative liability include: (i) our estimates of both the probability and timing of achieving the Revenue Milestone and (ii) the probability and timing of funding the Term B Loan, which was dependent upon (a) approval by the U.S. FDA for our NDA for the control of serum phosphorus in adult patients with CKD on dialysis by November 30, 2023, and (b) achievement of certain product revenue milestone targets. As of December 31, 2023, uncertainty around two of the noted valuation estimates had been removed, as the Term B Loan had been funded and the U.S. FDA had approved our NDA for the control of serum phosphorus in adult patients with CKD on dialysis prior to November 30, 2023. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative liability and it is estimated that a 10% increase (decrease) in the probability of occurrence would not result in a material fair value fluctuation.
Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our statements of operations and comprehensive income (loss) and were as follows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	2023	2022
Balance at January 1,	$1,656	$698
2022 Exit Fee addition at fair value	—	375
Changes in estimated fair value:
2018 Exit Fee	292	510
2022 Exit Fee	227	73
2018 Exit Fee payment	$(1,500)	$—
Fair value of exit fee derivative liabilities at December 31,	$675	$1,656
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

We recorded right-of-use operating lease assets for our facility in Waltham, Massachusetts under a lease agreement entered into during December 2020 with lease commencement dates during April and May 2021. In August 2023, we entered into an amendment to the lease agreement to expand the leased premises to include an additional 4,247 square feet of office space. As of December 31, 2023, the Waltham office space consists of 17,111 square feet with the lease terminating in June 2026. We have an option to extend the lease term for one additional five year period. This option to extend the lease term has not been included in the calculation of the right-of-use asset and lease liability since the exercise of the option is uncertain and therefore deemed not probable. We recorded a $1.6 million right-of-use asset and lease liability for the Waltham lease upon commencement of the lease and an additional $0.3 million right-of-use asset and lease liability upon commencement of the lease amendment.
We have also recorded a right-of-use operating lease asset for our facility located in Fremont, California under a lease agreement entered into in September 2008 that was amended multiple times to add space and to extend the lease term through March 2025. The office space consists of 72,500 square feet. We do not have an option to renew the lease at our current Fremont location beyond March 2025. In March 2023, we entered into a sub-lease Agreement (Sub-lease) with Chronus Health, Inc. (Chronus). We have sub-leased to Chronus approximately 21,644 square feet of the 72,500 square foot building's interior space, plus corresponding exterior support space and parking. The term of the Sub-lease expires on February 1, 2025. In accordance with the Sub-lease, we recognized an impairment of long-lived assets totaling $0.4 million during the three months ended March 31, 2023, which consisted primarily of impairment to the Fremont facility right-of-use asset, as determined by measuring the undiscounted future cash flows from the sub-leased space. The Sub-lease commenced in April 2023 and we recognized $0.8 million of income from the Sub-lease during the year ended December 31, 2023.
We have recorded a right-of-use operating lease asset for our facility located in Milwaukee, Wisconsin under a lease agreement entered into in October 2020 with a lease commencement date in November 2020. The office space consists of 4,768 square feet with the lease terminating in February 2026. We have an option to extend the lease term by one additional five-year period. This option to extend the lease term has not been included in the calculation of the right-of-use asset and lease liability since the exercise of the option is uncertain and therefore deemed not probable. We recorded a $0.4 million right-of use asset and lease liability for the Milwaukee lease upon commencement of the lease.
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
The following table provides additional details of our facility leases presented in our balance sheets (dollars in thousands):

	December 31,
Facilities	2023	2022
Right-of-use assets	$5,589	$9,295

Current portion of lease liabilities	4,435	3,894
Operating lease liability, net of current portion	1,725	5,855
Total lease liabilities	$6,160	$9,749

Weighted-average remaining life (years)	1.6	2.4
Weighted-average discount rate	6.8%	6.8%
The lease costs, which are included in operating expenses in our statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$3,857	$4,257	$3,671
Cash paid for operating lease	$4,481	$4,292	$3,438

The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of December 31, 2023 (in thousands):

Ending December 31,
2024	$4,715
2025	1,450
2026	329
Thereafter	—
Total undiscounted operating lease payments	6,494
Imputed interest expenses	(334)
Total operating lease liabilities	6,160
Less: Current portion of operating lease liability	(4,435)
Operating lease liability, net of current portion	$1,725
12.     STOCKHOLDERS’ EQUITY
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 (2020 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies LLC (Jefferies), deemed to be “at-the-market offerings” (2020 Open Market Sales Agreement). Pursuant to the 2020 Open Market Sales Agreement, Jefferies, as sales agent, received a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2020 Open Market Sales Agreement. As of December 31, 2021, we had sold 23.3 million shares and received the maximum gross proceeds of $100.0 million pursuant to the 2020 Open Market Sales Agreement at a weighted average share prices of $4.30 per share.
In August 2021, we filed an additional prospectus supplement under the 2020 Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under an additional sales agreement we entered into with Jefferies (2021 Open Market Sales Agreement), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. We are required to sell shares under the 2021 Open Market Sales Agreement. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of March 2023, we had received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement at a weighted average share price of approximately $1.57 per share, which included 15.5 million shares of our common stock for which we received gross proceeds of $51.9 million at a weighted average share price of approximately $3.35 during the quarter ended March 31, 2023.
In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the year ended December 31, 2023, we sold 16.8 million shares of our common stock and received gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share under the 2023 Open Market Sales Agreement.

13.    EQUITY INCENTIVE PLANS
2008 Plan
We granted options under our 2008 Stock Incentive Plan (2008 Plan) until June 2014 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2008 Plan. The 2008 Plan provided for the granting of incentive and non-qualified stock options, and stock purchase rights to employees, directors and consultants at the discretion of the board of directors. Stock options granted generally vested over a period of four years from the date of grant. In connection with the board of directors and stockholders’ approval of the 2014 Plan, all remaining shares available for future award under the 2008 Plan were transferred to 2014 Plan, as discussed below, and the 2008 Plan was terminated.
2014 Plan
The 2014 Equity Incentive Award Plan (2014 Plan) became effective on June 18, 2014. Under the 2014 Plan, 1.4 million shares of common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights (SARs), restricted stock awards, service-based restricted stock unit (RSU) awards, performance-based restricted stock unit (PRSU) awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, stock payment awards and performance awards. In addition, 35 thousand shares that had been available for future awards under the 2008 Plan as of June 18, 2014, were added to the initial reserve available under the 2014 Plan, bringing the total reserve upon the effective date of the 2014 Plan to 1.5 million shares. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2014 Plan will be increased by (i) the number of shares represented by awards outstanding under 2008 Plan on June 18, 2014, that are either forfeited or lapse unexercised or that are repurchased for the original purchase price thereof, up to a maximum of 1.2 million shares, and (ii) if approved by the administrator of the 2014 Plan, an annual increase on the first day of each fiscal year ending in 2024 equal to the lesser of (A) four percent (4.0%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 10.7 million shares of stock may be issued upon the exercise of incentive stock options. As of December 31, 2023, approximately 2.5 million shares of our common stock were available for future issuance under the 2014 Plan.
2016 Plan
In November 2016, our board of directors approved the 2016 Employment Commencement Incentive Plan (Inducement Plan) under which 1.0 million shares were reserved. In January 2021, January 2022, December 2022 and January 2024, 0.5 million, 2.0 million, 3.0 million and 5.8 million shares, respectively, were added to the Inducement Plan. As of December 31, 2023, 6.0 million shares of our common stock were subject to inducement grants that were issued pursuant to the Inducement Plan. As of December 31, 2023, approximately 0.9 million shares of our common stock were available for future issuance under the 2016 Plan.
Stock Options
A summary of our stock option activity and related information during the year ended December 31, 2023 is as follows (in thousands, except per share dollar amounts and years):

	Options Issued and Outstanding		Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2022	13,963	$4.83
Options granted	8,914	$3.14
Options exercised	(226)	$1.61
Options canceled	(483)	$3.83
Balance at December 31, 2023	22,168	$4.20	7.3	$58,606
Vested and expected to vest at December 31, 2023	22,168	$4.20	7.3	$58,606
Exercisable at December 31, 2023	12,199	$5.30	6.1	$25,116

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between our stock price and the exercise price) of stock options outstanding as of December 31, 2023, based on our common stock closing price of $6.20 per share, which would have been received by the option holders if all their in-the-money options had been exercised as of that date.
The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021, was $1.1 million, $30 thousand, and $1.7 million, respectively.
The weighted-average grant-date estimated fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $2.36, $0.63 and $3.92 per share, respectively. The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	5.1	4.9	5.0
Expected volatility	97.6%	92.1%	77.0%
Risk-free interest rate	3.8%	2.2%	4.7%
Dividend yield	—%	—%	—%
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
Dividend Yield—To date, we have not declared or paid any cash dividends and do not have any plans to do so in the future. Therefore, we use an expected dividend yield of zero.
Restricted Stock Units
A summary of our RSUs activity and related information for the year ended December 31, 2023 is as follows (in thousands, except per share dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2022	1,406	$2.17
Granted	3,269	$3.39
Vested	(942)	$2.76
Forfeited	(87)	$3.05
Non-vested restricted stock units at December 31, 2023	3,646	$3.09
The total estimated fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $3.5 million, $2.6 million and $0.8 million, respectively.
Issuance of Common Stock for Services
During the years ended December 31, 2023, 2022 and 2021, we issued approximately 0.1 million, 0.7 million and 26 thousand shares, respectively, of common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under our Non-Employee Director Compensation Program. The shares issued during the years ended December 31, 2023, 2022 and 2021 were valued at $0.3 million, $0.4 million and $0.2 million for each year, respectively, based on the fair value of the common stock on the date of grant.
Employee Stock Purchase Plan
We adopted the 2014 Employee Stock Purchase Plan (ESPP) and initially reserved approximately 0.2 million shares of common stock as of its effective date of June 18, 2014. If approved by the administrator of the ESPP, on the first day of each calendar year, ending in 2024, the number of shares in the reserve will increase by an amount equal to the lesser of (i) one percent (1.0%) of the shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 2.2 million shares of our common stock may be issued under the ESPP.
During the years ended December 31, 2023, 2022 and 2021, we issued approximately 436 thousand, 308 thousand and 387 thousand shares, respectively, at an average share price of $1.85, $0.63 and $2.12, respectively, pursuant to the ESPP. As of December 31, 2023, approximately 1.1 million shares of our common stock were available for future issuance under the ESPP.
The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to our employees:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	0.5	0.5	0.5
Expected volatility	86.0%	97.2%	123.0%
Risk-free interest rate	5.3%	1.9%	0.7%
Dividend yield	—%	—%	—%
Stock-based Compensation Expense
Stock-based compensation expense recognized for stock options, RSUs, and our ESPP are recorded as operating expenses in our statements of operations and comprehensive loss, as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Selling, general and administrative	$9,952	$7,525	$7,923
Research and development	3,578	3,225	4,116
Total	$13,530	$10,750	$12,039
A summary of our total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 31, 2023 is as follows (dollars in thousands):

	December 31, 2023
	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock option grants	$19,960	2.75
RSU grants	$10,579	3.03
ESPP	$154	0.2
14.     RESTRUCTURING
During 2021, we implemented restructuring plans in August and October following the receipt of a Complete Response Letter (CRL) from the U.S. FDA relating to our NDA for XPHOZAH and following the conclusion of an End of Review Type A meeting with the U.S. FDA, respectively. Both restructuring plans were substantially completed in December 2021 and most of the cash payments related to the reduction in workforce were disbursed prior to December 31, 2021.
In connection with restructuring, we incurred restructuring charges of $6.2 million, which were recorded during the year ended December 31, 2021, related to one-time termination notice and severance payments and other employee-related costs.

We did not incur any significant contract termination costs pursuant to restructuring. Of the charges, $2.7 million was recorded in research and development expenses, and $3.5 million was recorded in selling, general and administrative expense in the accompanying statements of operations and comprehensive loss.
15.     PROPERTY AND EQUIPMENT, NET
Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$46	$46
Office equipment and furniture	2,433	2,089
Leasehold improvements	8,731	8,745
Property and equipment, gross	11,210	10,880
Less: accumulated depreciation	(10,201)	(9,657)
Total property and equipment, net	$1,009	$1,223
We recognized depreciation expense in the amount of $0.6 million, $0.7 million, and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2022, following the elimination of our internal research organization in the fourth quarter of 2021, we sold laboratory equipment with total net carrying value of $0.5 million and received cash proceeds of $1.8 million, resulting in a gain of $1.3 million which has been reported within other income, net on our statement of operations and comprehensive loss.
16.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued payments due to AstraZeneca	$3,680	$3,385
Accrued gross to net revenue liabilities	3,258	1,991
Accrued contract manufacturing expenses	1,946	1,657
Accrued sales and marketing expenses	3,223	587
Accrued professional and consulting services	486	808
Derivative liability for exit fees	675	1,656
Accrued clinical expenses	377	223
Accrued non-clinical research and development expenses	30	1,188
Other	1,366	885
Total accrued expenses and other current liabilities	$15,041	$12,380

17.    INCOME TAXES
The components of our provision for income taxes for the years ended December 31, 2023, 2022 and 2021, are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
State	$47	$8	$4
Foreign	500	—	—
Total current	547	8	4
Deferred:
Federal	—	—	—
Total deferred	—	—	—
Provision for income taxes	$547	$8	$4
A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax at the federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.4	1.9	0.4
Tax credits	1.7	1.5	1.0
Stock based compensation	0.1	(2.3)	(1.3)
Foreign withholding tax	(0.8)	—	—
Executive compensation disallowed under IRC Sec 162(m)	(1.9)	(1.6)	(1.1)
Other	—	(0.8)	—
Change in valuation allowance	(24.3)	(19.7)	(20.0)
Income tax provision	(0.8)%	—%	—%
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Amortization and depreciation	$64,919	$64,111
Net operating loss carryforwards	98,702	86,547
Tax credits	15,375	14,411
Stock-based compensation	6,946	5,244
Deferred royalty obligation	4,907	2,577
Other	6,707	4,909
Gross deferred tax assets	197,556	177,799
Valuation allowance	(196,197)	(175,670)
Deferred tax assets net of valuation allowance	1,359	2,129
Deferred tax liabilities:
Right-of-use asset	(1,359)	(2,129)
Other	—	—
Net deferred tax assets	$—	$—
Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence evaluated was our cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2023, 2022 and 2021, a full valuation allowance has been recorded against our net deferred tax asset. The valuation allowance increased by $20.5 million in 2023 primarily due to increases in net operating losses. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
As of December 31, 2023, we had net operating loss carryforwards for federal income tax purposes of approximately $479.0 million, of which approximately $328.8 million can be carried forward indefinitely and the remaining net operating losses expire beginning in 2030, if not utilized. Federal research and development tax credit carryforwards of approximately $17.8 million that expire beginning in 2027, if not utilized, and foreign tax credit carryforwards of approximately $1.7 million that begin to expire in 2027, if not utilized.
In addition, we had net operating loss carryforwards for California income tax purposes of approximately $92.9 million that expire beginning of 2030, if not utilized, and state research and development tax credit carryforwards of approximately $8.9 million which can be carried forward indefinitely. We had approximately $0.1 million of minimum tax credit carryovers for California income tax purposes. The minimum tax credits have no expiration date. We had other state net operating losses of approximately $50.5 million that begin to expire in 2031.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2023	2022	2021
Balance at beginning of year	$24,075	$24,426	$23,624
Additions based on tax positions related to current year	262	460	1,613
Additions based on tax positions related to prior year	99	—	—
Subtractions based on tax positions related to prior year	(811)	(811)	(811)
Balance at end of year	$23,625	$24,075	$24,426
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
We have elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2023, 2022 and 2021, we did not recognize accrued interest and penalties related to unrecognized tax benefits. Although the timing and outcome of an income tax audit is highly uncertain, we do not anticipate that the amount of existing unrecognized tax benefits will significantly change during the next 12 months.
We file a U.S. federal income tax return and income tax returns in various state and local jurisdictions. Due to our net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and state tax examinations. We are not currently under examination in any tax jurisdiction.
18.    GEOGRAPHIC INFORMATION AND CONCENTRATIONS
Revenues are attributed to geographical areas based on the location at which we earned revenue for product sales of IBSRELA and XPHOZAH or the domicile of our collaboration partners. A summary of our revenue by geographic areas for the years ended December 31, 2023, 2022 and 2021, is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States (1)	$83,276	$15,600	$—
International:
Asia Pacific (2)	41,121	36,527	10,084
North America (3)	59	31	13
Total revenue	$124,456	$52,158	$10,097
(1)Revenues from the United States are primarily comprised of amounts earned from sales of IBSRELA and XPHOZAH, as well as the upfront license fee from the METiS Agreement.
(2)Revenues from Asia Pacific are primarily comprised of amounts earned in accordance with the 2017 Kyowa Kirin Agreement, the 2019 Kyowa Kirin Agreement and the Fosun Agreement.
(3)Revenues from North America are comprised of amounts earned from Canada in accordance with the Knight Agreement.
Revenues from Customers and collaboration partnerships accounting for more than 10% of total revenues during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Kyowa Kirin	29.0%	70.0%	100.0%
Bioridge Phama	24.0%	3.2%	—%
Cardinal	19.8%	9.6%	—%
AmerisourceBergen Drug Corporation	19.1%	11.1%	—%
McKesson	15.7%	8.9%	—%
19.    NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the years ended December 31, 2023, 2022 and 2021, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share (in thousands, except per share dollar amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(66,067)	$(67,207)	$(158,165)
Denominator:
Weighted average common shares outstanding - basic and diluted	219,331	158,690	104,206
Net loss per share - basic and diluted	$(0.30)	$(0.42)	$(1.52)
For the years ended December 31, 2023, 2022 and 2021, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	20,877	13,522	11,871
Restricted stock units	3,086	2,694	1,602
ESPP shares issuable	249	166	207
Total	24,212	16,382	13,680
The number of potential common shares that would have been included in diluted income per share had it not been for the anti-dilutive effect caused by the net loss, computed by converting these securities using the treasury stock method during the years ended December 31, 2023, 2022 and 2021, was approximately 6.3 million, 0.6 million and 1.1 million, respectively.
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
On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed in the U.S. District Court for the Northern District of California purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC. The complaints allege that the defendants' violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets for personally making and/or causing Ardelyx to make materially false and misleading statements regarding the Company’s business, operations and prospects. The complaint seeks contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the anticipated motion(s) to dismiss in the Securities Class Actions. On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris action and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of December 31, 2023, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of December 31, 2023.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2023, management, with the participation of our Chief Executive Officer (CEO) and Chief Financial and Operations Officer (CFOO), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFOO, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFOO concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFOO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Our management assessed our internal control over financial reporting as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2023. Their report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardelyx, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Ardelyx, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ardelyx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Ardelyx, Inc. as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 22, 2024 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 22, 2024

ITEM 9B.    OTHER INFORMATION
Trading Plans
During the three months ended December 31, 2023, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares Available to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Michael Raab, President and Chief Executive Officer	Adoption	December 13, 2023	X		331,300	January 6, 2025
Elizabeth Grammer, Chief Legal Officer	Adoption	December 20, 2023	X		131,000	July 16, 2024
Robert Blanks, Chief Regulatory Officer	Adoption	December 21, 2023	X		48,000	June 21, 2024
Laura Williams, Chief Medical Officer	Adoption	December 27, 2023	X		79,949	March 27, 2024
*Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2024 Annual Meeting of Stockholders (Proxy Statement), which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “ Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
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
ITEM 16.    FORM 10-K SUMMARY
None.
Exhibit Index [IN PROCESS]

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	6/24/2014	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	6/20/2023	3.1
3.3	Amended and Restated Bylaws	8-K	6/24/2014	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Form of Common Stock Certificate	S-1/A	6/18/2014	4.2
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/8/2021	10.31
10.1(a)	Termination Agreement, dated June 2, 2015, by and between AstraZeneca AB and Ardelyx, Inc.	10-Q	8/12/2015	10.1
10.1(b)	Amendment No. 1 to Termination Agreement and to Manufacturing and Supply Agreement, dated November 2, 2015 by and between AstraZeneca AB and Ardelyx, Inc.	10-K	3/4/2016	10.1(d)
10.2(a)	Lease, dated August 8, 2008, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(a)
10.2(b)	First Amendment to Lease, dated December 20, 2012, by and between 34175 Ardenwood Venture, LLC and Ardelyx, Inc.	S-1	5/19/2014	10.4(b)
10.2(c)	Second Amendment to Lease, dated September 5, 2014, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8-K	9/9/2014	10.1
10.2(d)	Third Amendment to Lease, dated April 28, 2016, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	10-Q	8/8/2016	10.3
10.2(e)	Fourth Amendment to Lease, dated May 25, 2021, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	10-K	3/2/2023	10.2(e)
10.2(f)	Fifth Amendment to Lease, dated May 25, 2021, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC	8-K	6/1/2021	10.1

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.3	Lease Agreement, dated December 30, 2020, by and between Ardelyx, Inc. and Prospect Fifth Ave, LLC.	10-K	3/8/2021	10.31
10.4(a)#	Ardelyx, Inc. 2008 Stock Incentive Plan, as amended	S-1	5/19/2014	10.5(a)
10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2008 Stock Incentive Plan, as amended	S-1	5/19/2014	10.5(b)
10.4(c)#	Form of Restricted Stock Purchase Grant Notice and Restricted Stock Purchase Agreement under the 2008 Stock Incentive Plan, as amended	S-1	5/19/2014	10.5(c)
10.5(a)#	Ardelyx, Inc. 2014 Equity Incentive Award Plan	S-8	7/14/2014	99.3
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2014 Equity Incentive Award Plan	S-1/A	6/9/2014	10.6(b)
10.5(c)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2014 Equity Incentive Award Plan	S-1/A	6/9/2014	10.6(c)
10.6#	Ardelyx, Inc. 2014 Employee Stock Purchase Plan	S-8	7/14/2014	99.6
10.7(a)#	Ardelyx, Inc. 2016 Employment Commencement Incentive Plan				X
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/10/2016	99.2
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/10/2016	99.3
10.7(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2016 Employment Commencement Incentive Plan	S-8	11/10/2016	99.4
10.8	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated June 2, 2015	S-3	7/13/2015	99.1
10.9	Registration Rights Agreement by and among Ardelyx, Inc. and the investors signatory thereto, dated July 14, 2016	10-Q	8/8/2016	10.2
10.10#	Form of Indemnification Agreement for directors and officers	S-1/A	6/9/2014	10.7
10.11#	Amended and Restated Executive Employment Agreement, dated June 6, 2014, by and between Ardelyx, Inc. and Michael Raab	S-1/A	6/9/2014	10.8
10.12#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.13
10.13(a)#	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and David P. Rosenbaum, Ph.D.	10-Q	5/8/2018	10.1
10.13(b)#	Amendment Number One to Second Amended and Restated Change in Control Severance Agreement and Retention Agreement dated December 1, 2021 between Ardelyx, Inc. and David Rosenbaum	10-K	2/28/2022	10.20
10.14#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.14
10.15#	Second Amended and Restated Change in Control and Severance Agreement by and between Ardelyx, Inc. and Elizabeth Grammer.	10-Q	5/8/2018	10.0
10.16#	Offer Letter, dated April 27, 2020, by and between Ardelyx, Inc. and Susan Rodriguez	10-Q	8/6/2020	10.1
10.17#	Change in Control Severance Agreement dated June 2, 2020, by and between Ardelyx, Inc. and Susan Rodriguez	10-Q	8/6/2020	10.2
10.18#	Offer Letter, dated June 2, 2020, by and between Ardelyx, Inc. and Justin Renz	10-Q	8/6/2020	10.3
10.19#	Change in Control Severance Agreement, dated June 8, 2020, by and between Ardelyx, Inc. and Justin Renz	10-Q	8/6/2020	10.4
10.20(a)#	Second Amended and Restated Non-Employee Director Compensation Program	10-Q	8/4/2022	10.3

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
10.20(b)#	Third Amended and Restated Non-Employee Director Compensation Program				X
10.21(a)††	License Agreement, dated November 27, 2017, by and between Kyowa Hakko Kirin Co., Ltd. and Ardelyx, Inc.	10-K	3/14/2018	10.35
10.21(b)	Amendment Number 1 to License Agreement, dated as of November 27, 2017, by and among Ardelyx, Inc., and Kyowa Kirin Co., Ltd.	10-K	3/2/2023	10.21(c)
10.21(c)††	Amendment Number 2 to License Agreement, dated as of April 11, 2022, by and among Ardelyx, Inc., and Kyowa Kirin Co., Ltd.	8-K	4/11/2022	10.1
10.22††	License Agreement, dated December 11, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. and Ardelyx, Inc.	10-K	3/14/2018	10.36
10.23††	Royalty and Sales Milestone Interest Acquisition Agreement dated June 29, 2022, by and between Ardelyx, Inc. and Healthcare Royalty Partners IV, L.P.	10-Q	8/4/2022	10.1
10.24(a)	Loan and Security Agreement dated February 23, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.	10-Q	5/5/2022	10.1
10.24(b)	First Amendment to the Loan and Security Agreement dated August 1, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.	10-Q	8/4/2022	10.2
10.24(c)	Second Amendment to the Loan and Security Agreement dated February 9, 2023, by and between Ardelyx, Inc. and SLR Investment Corp.	10-K	3/2/2023	10.24(c)
10.24(d)	Third Amendment to the Loan and Security Agreement dated October 17, 2023, by and between Ardelyx, Inc. and SLR Investment Corp.	8-K	10/18/2023	10.1
10.25	Exit Fee Agreement dated February 23, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.	10-Q	5/5/2022	10.2
10.26	Exit Fee Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank.	10-Q	8/7/2018	10.2
10.27(a)††	Manufacturing Services Agreement, dated May 18, 2020, between Ardelyx, Inc. and Patheon Pharmaceuticals Inc.	10-Q	8/6/2020	10.5
10.27(b)††	First Amendment to the Manufacturing Services Agreement dated February 27, 2023, between Ardelyx, Inc. and Patheon Pharmaceuticals Inc.	10-K	3/2/2023	10.3
10.28	Open Market Sales Agreement, dated August 31, 2021 between Ardelyx, Inc. and Jefferies LLC.	8-K	8/13/2021	10.1
10.29	Open Market Sales Agreement, dated January 18, 2023 between Ardelyx, Inc. and Jefferies LLC.	S-3	1/19/2023	1.2
23.1	Consent of Independent Registered Public Accounting Firm			—	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended			—	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended			—	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350			—	X
97.1	Policy for Recovery of Erroneously Awarded Compensation				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document			—	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			—	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			—	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			—	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			—	X

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

Ardelyx, Inc.

Date: February 22, 2024	By:	/s/ Robert Felsch
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

Signature	Title	Date

/s/ Michael Raab	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024
Michael Raab

/s/ Justin Renz	Chief Financial and Operations Officer (Principal Financial Officer)	February 22, 2024
Justin Renz

/s/ Robert Felsch	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Robert Felsch

/s/ David Mott	Chairman of the Board of Directors	February 22, 2024
David Mott

/s/ Robert Bazemore	Director	February 22, 2024
Robert Bazemore

/s/ William Bertrand, Jr.	Director	February 22, 2024
William Bertrand, Jr., J.D.

/s/ Muna Bhanji	Director	February 22, 2024
Muna Bhanji, R.Ph

/s/ Onaiza Cadoret-Manier	Director	February 22, 2024
Onaiza Cadoret-Manier

/s/ Jan M. Lundberg	Director	February 22, 2024
Jan M. Lundberg, Ph.D.

/s/ Richard Rodgers	Director	February 22, 2024
Richard Rodgers