Form 10-Q
period 2024-03-31
ARDELYX, INC.
filed 2024-05-02
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of April 26, 2024, was 233,976,572.

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

SUMMARY OF PRINCIPAL RISKS ASSOCIATED WITH OUR BUSINESS

The principal risks and uncertainties affecting our business include the following:

•We are not profitable and have incurred losses since our inception in October 2007, and we expect to continue to incur operating losses in the future as we commercialize IBSRELA® and XPHOZAH®, incur manufacturing and development costs for tenapanor, and incur research and development costs related to potential new product candidates.
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

•In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD prospective payment system (ESRD PPS), XPHOZAH will become part of the ESRD PPS on January 1, 2025, after which time, coverage for XPHOZAH for Medicare beneficiaries will no longer be available under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

NOTE REGARDING TRADEMARKS

ARDELYX®, IBSRELA®, and XPHOZAH® are trademarks of Ardelyx. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,147	$21,470
Short-term investments	166,431	162,829
Accounts receivable	28,162	22,031
Inventory	9,813	12,448
Prepaid commercial manufacturing	5,519	18,925
Prepaid expenses and other current assets	11,867	8,408
Total current assets	257,939	246,111
Inventory, non-current	69,045	37,039
Prepaid commercial manufacturing, non-current	4,235	4,235
Right-of-use assets	4,641	5,589
Property and equipment, net	1,019	1,009
Other assets	5,503	3,596
Total assets	$342,382	$297,579
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,277	$11,138
Accrued compensation and benefits	6,727	12,597
Current portion of operating lease liability	4,314	4,435
Deferred revenue	6,586	7,182
Accrued expenses and other current liabilities	21,991	15,041
Total current liabilities	56,895	50,393
Operating lease liability, net of current portion	778	1,725
Long-term debt, net of current portion	99,834	49,822
Deferred revenue, non-current	12,103	8,644
Deferred royalty obligation related to the sale of future royalties	21,881	20,179
Total liabilities	191,491	130,763
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 233,959,744 and 232,453,190 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	23	23
Additional paid-in capital	1,023,610	1,012,773
Accumulated deficit	(872,722)	(846,204)
Accumulated other comprehensive (loss) income	(20)	224
Total stockholders’ equity	150,891	166,816
Total liabilities and stockholders’ equity	$342,382	$297,579

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product sales, net	$43,512	$11,355
Product supply revenue	2,126	2
Licensing revenue	17	12
Non-cash royalty revenue related to the sale of future royalties	368	—
Total revenues	46,023	11,369
Cost of goods sold:
Cost of product sales	1,013	372
Other cost of revenue	6,115	1,165
Total cost of goods sold	7,128	1,537
Operating expenses:
Research and development	10,579	9,093
Selling, general and administrative	52,994	26,803
Total operating expenses	63,573	35,896
Loss from operations	(24,678)	(26,064)
Interest expense	(2,356)	(1,028)
Non-cash interest expense related to the sale of future royalties	(1,702)	(969)
Other income, net	2,339	1,302
Loss before provision for income taxes	(26,397)	(26,759)
Provision for income taxes	121	14
Net loss	$(26,518)	$(26,773)
Net loss per share of common stock - basic and diluted	$(0.11)	$(0.13)
Shares used in computing net loss per share - basic and diluted	233,065,960	207,023,127
Comprehensive loss:
Net loss	$(26,518)	$(26,773)
Unrealized (losses) gains on available-for-sale securities	(244)	34
Comprehensive loss	$(26,762)	$(26,739)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months ended March 31, 2024 and 2023
(Unaudited)
(in thousands, except shares)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	232,453,190	$23	$1,012,773	$(846,204)	$224	$166,816
Issuance of common stock under employee stock purchase plan	253,312	—	1,038	—	—	1,038
Issuance of common stock upon exercise of options	701,578	—	2,183	—	—	2,183
Issuance of common stock upon vesting of restricted stock units	551,664	—	—	—	—	—
Stock-based compensation	—	—	7,616	—	—	7,616
Unrealized losses on available-for-sale securities	—	—	—	—	(244)	(244)
Net loss	—	—	—	(26,518)	—	(26,518)
Balance as of March 31, 2024	233,959,744	$23	$1,023,610	$(872,722)	$(20)	$150,891

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	198,575,016	$20	$878,500	$(780,137)	$(54)	$98,329
Issuance of common stock under employee stock purchase plan	165,969	—	138	—	—	138
Issuance of common stock upon exercise of options	36,001	—	62	—	—	62
Issuance of common stock upon vesting of restricted stock units	207,773	—	—	—	—	—
Issuance of common stock in at the market offering	15,477,291	1	50,718	—	—	50,719
Stock-based compensation	—	—	2,912	—	—	2,912
Unrealized gains on available-for-sale securities	—	—	—	—	34	34
Net loss	—	—	—	(26,773)	—	(26,773)
Balance as of March 31, 2023	214,462,050	$21	$932,330	$(806,910)	$(20)	$125,421

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(26,518)	$(26,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	435	(3)
Non-cash lease expense	948	902
Stock-based compensation	7,616	2,912
Non-cash interest expense	1,753	1,044
Other, net	(1,265)	499
Changes in operating assets and liabilities:
Accounts receivable	(6,131)	(4,387)
Inventory	(29,371)	(16,601)
Prepaid commercial manufacturing	13,406	(268)
Prepaid expenses and other assets	(5,450)	(774)
Accounts payable	6,139	(346)
Accrued compensation and benefits	(5,870)	(2,474)
Operating lease liabilities	(1,068)	(937)
Accrued and other liabilities	6,791	(1,396)
Deferred revenue	2,863	3,807
Net cash used in operating activities	(35,722)	(44,795)
Investing activities
Proceeds from maturities and redemptions of investments	31,602	11,000
Purchases of investments	(34,024)	(20,763)
Purchases of property and equipment	(150)	(14)
Net cash used in investing activities	(2,572)	(9,777)
Financing activities
Proceeds from 2022 Loan, net of issuance costs	49,750	—
Proceeds from issuance of common stock in at the market offering, net of issuance costs	—	50,719
Proceeds from issuance of common stock under equity incentive and stock purchase plans	3,221	200
Net cash provided by financing activities	52,971	50,919
Net increase (decrease) in cash and cash equivalents	14,677	(3,653)
Cash and cash equivalents at beginning of period	21,470	96,140
Cash and cash equivalents at end of period	$36,147	$92,487
Supplementary disclosure of cash flow information:
Cash paid for interest	$2,095	$860
Cash paid for income taxes	$1	$—

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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the entire year ending December 31, 2024, or for any other interim period or future year.
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
Liquidity
As of March 31, 2024, we had cash, cash equivalents and short-term investments of approximately $202.6 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of March 31, 2024 is $872.7 million. We have addressed our operating cash flow requirements through cash generated from product sales of IBSRELA and XPHOZAH, proceeds from the sale of shares of our common stock under our at-the-market offering, from the receipt of milestone payments from our collaboration partners and payments from our Japanese collaboration partner under the second amendment to our License Agreement, and through funds from our loan agreements with SLR Investment Corp. (SLR), as amended. We believe our available cash, cash equivalents and short-term investments as of March 31, 2024 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these condensed financial statements.

Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2 to our audited financial statements for the fiscal year ended December 31, 2023, included in our Annual Report on Form 10-K. There have been no material changes in our significant accounting policies as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
New Accounting Pronouncements - Recently Adopted
We have adopted no new accounting pronouncements subsequent to filing our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. The amendments are in response to the U.S. Securities and Exchange Commission's (SEC) Release No. 33-10532, Disclosure Update and Simplification, in which the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles to the FASB for potential incorporation into the Codification. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. Management is currently assessing the impact of this standard on the Company’s financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This Update requires publicly traded entities to provide enhanced disclosures about significant segment expenses regularly reviewed by the chief operating decision maker (CODM), including public traded entities with a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently assessing the impact of this standard on the Company’s financial statements.
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
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements, an amendment to the Codification which removes references to various FASB Concepts Statements. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are not expected to have a significant impact on our financial statements.

NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and short-term investments as of March 31, 2024 and December 31, 2023 are summarized below (in thousands):

	March 31, 2024
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$3,844	$—	$—	$3,844
Money market funds	32,303	—	—	32,303
Total cash and cash equivalents	36,147	—	—	36,147
Short-term investments:
U.S. government-sponsored agency bonds	$101,706	$34	$(23)	$101,717
Commercial paper	53,549	11	(39)	53,521
Asset-backed securities	8,707	—	(3)	8,704
U.S. treasury securities	2,489	—	—	2,489
Total short-term investments	166,451	45	(65)	166,431
Total cash, cash equivalents and investments	$202,598	$45	$(65)	$202,578

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$2,829	$—	$—	$2,829
Money market funds	18,641	—	—	18,641
Total cash and cash equivalents	21,470	—	—	21,470
Short-term investments:
U.S. government-sponsored agency bonds	$101,892	$235	$(34)	$102,093
Commercial paper	49,630	41	(17)	49,654
Asset-backed securities	8,628	2	(5)	8,625
U.S. treasury securities	2,455	2	—	2,457
Total short-term investments	162,605	280	(56)	162,829
Total cash, cash equivalents and investments	$184,075	$280	$(56)	$184,299
Cash equivalents consist of money market funds with original maturities of three months or less at the time of purchase, and the carrying amount is a reasonable approximation of fair value. We invest our cash in high quality securities of financial and commercial institutions. These securities are carried at fair value, which is based on readily available market information, with unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity on our balance sheets. We use the specific identification method to determine the amount of realized gains or losses on sales of marketable securities. Realized gains or losses have not been significant and are included in other income, net, in the statement of operations and comprehensive loss.

All of the short-term available-for sale securities held as of March 31, 2024 and December 31, 2023 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired or subject to credit losses, we write it down through the statement of operations and comprehensive loss to its fair value and establish that value as a new cost basis for the investment. Our unrealized losses as of March 31, 2024 and December 31, 2023 were not material. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of March 31, 2024 and December 31, 2023, and no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$32,303	$32,303	$—	$—
U.S. government-sponsored agency bonds	101,717	—	101,717	—
Commercial paper	53,521	—	53,521	—
Asset-backed securities	8,704	—	8,704	—
U.S. treasury securities	2,489	—	2,489	—
Total	$198,734	$32,303	$166,431	$—

Liabilities:
Derivative liabilities for exit fee	$834	$—	$—	$834
Total	$834	$—	$—	$834

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,641	$18,641	$—	$—
U.S. government-sponsored agency bonds	102,093	—	102,093	—
Commercial paper	49,654	—	49,654	—
Asset-backed securities	8,625	—	8,625	—
U.S. treasury securities	2,457	—	2,457	—
Total	$181,470	$18,641	$162,829	$—

Liabilities:
Derivative liability for exit fees	$675	$—	$—	$675
Total	$675	$—	$—	$675
Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, we estimate fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We classify U.S. government-sponsored agency bonds, U.S. treasury securities, corporate bonds, commercial paper, and asset-backed securities as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities, such as the 2022 Exit Fee, as defined and discussed in Note 9. Derivative Liabilities, are classified as Level 3.

The carrying amounts reflected in the condensed balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both March 31, 2024 and December 31, 2023, due to their short-term nature.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of March 31, 2024 and December 31, 2023.

Fair Value of Debt

The principal amount outstanding under our term loan facilities is subject to a variable interest rate. Therefore, we believe the carrying amount of the term loan facility approximates fair value as of March 31, 2024 and December 31, 2023. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.

The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of March 31, 2024 and December 31, 2023 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin Co., Ltd. (Kyowa Kirin) over the life of the agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

NOTE 4. INVENTORY
Inventory as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$20,906	$22,920
Work in process	54,206	24,582
Finished goods	3,746	1,985
Total	$78,858	$49,487
Reported as:
Inventory	$9,813	$12,448
Inventory, non-current	69,045	37,039
Total	$78,858	$49,487

In addition to inventory, we had prepaid commercial manufacturing of $9.8 million and $23.2 million as of March 31, 2024 and December 31, 2023, respectively, which consisted of prepayments to third party contract manufacturing organizations, including prepayments of $4.2 million as of both March 31, 2024 and December 31, 2023 that are expected to be converted into inventory after 12 months.

NOTE 5. REVENUE
Total revenues during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Product sales, net:
IBSRELA	$28,361	$11,355
XPHOZAH	15,151	—
Total product sales, net	43,512	11,355
Product supply revenue	2,126	2
Licensing revenue	17	12
Non-cash royalty revenue related to the sale of future royalties	368	—
Total revenues	$46,023	$11,369
Revenue from Customers who contributed greater than 10% of our total gross product revenue during the three months ended March 31, 2024 and 2023 was as follows (as a percentage of total gross product revenue):

	Three Months Ended March 31,
	2024	2023
BioRidge Pharma, LLC	39.9%	17.6%
AmerisourceBergen Drug Corporation	18.3%	21.6%
Cardinal Health	16.2%	22.2%
McKesson Corporation	13.5%	20.8%

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay and Returns	Total
Balance as of December 31, 2023	$478	$4,234	$3,916	$8,628
Provisions	2,644	9,525	6,846	19,015
Credits/payments	(2,467)	(7,211)	(3,852)	(13,530)
Balance as of March 31, 2024	$655	$6,548	$6,910	$14,113
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
We may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been received and recognized as revenue as of March 31, 2024. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $56.2 million at the currency exchange rate on March 31, 2024, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement. The variable consideration related to the remaining milestone payments was fully constrained at March 31, 2024.

In April 2022, we entered into a second amendment to the 2017 Kyowa Kirin Agreement (2022 Amendment). Under the terms of the 2022 Amendment, we and Kyowa Kirin agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor for hyperphosphatemia in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future commercial milestones and royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. (HCR) pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment due following Kyowa Kirin's filing with the Japanese Ministry of Health, Labour and Welfare (MHLW) of its application for marketing approval for tenapanor and the second payment due following Kyowa Kirin’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, both of which occurred as of September 30, 2023.
In October 2022, we announced that Kyowa Kirin submitted a New Drug Application (NDA) to the Japanese MHLW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment. We received these payments during the fourth quarter of 2022 and recorded them as licensing revenue on our condensed statement of operations and comprehensive loss.
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment. We received these payments in October 2023 and recorded them as licensing revenue on our condensed statement of operations and comprehensive loss when earned during the three months ended September 30, 2023. In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for patients in Japan. During the first quarter of 2024, we recognized $0.4 million of non-cash royalty revenue related to the sale of future royalties, which will be remitted to HCR in accordance with the HCR Agreement.
During the three months ended March 31, 2024, we recognized $2.1 million of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement. During the three months ended March 31, 2023, we recognized $2 thousand of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement.
During the three months ended March 31, 2024 and 2023, we did not recognize a material amount of licensing revenue pursuant to the 2017 Kyowa Kirin Agreement.
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
We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $8.0 million has been received and recognized as revenue as of March 31, 2024, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments was fully constrained at March 31, 2024.

In July 2023, we announced that an NDA for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the National Medical Products Administration (NMPA) for the control of serum phosphorus in adult patients with CKD on hemodialysis. This acceptance triggered a $2.0 million milestone payment to us under the terms of the Fosun Agreement. We received this payment during the third quarter of 2023 and recorded it as licensing revenue on our condensed statement of operations and comprehensive loss when earned during the three months ended September 30, 2023. In October 2023, we announced that the U.S. FDA had approved XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered an additional $3.0 million milestone payment to us under the terms of the Fosun Agreement, which was received during the first quarter of 2024. Also, in October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of irritable bowel syndrome with constipation (IBS-C).
During the three months ended March 31, 2024 and 2023, we did not recognize a material amount of revenue pursuant to the Fosun Agreement.
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
Under the terms of the Knight Agreement, we received a $2.3 million non-refundable, one-time upfront payment in March 2018 and may be eligible to receive additional development and commercialization milestone payments worth up to CAD 22.2 million, or approximately $16.3 million at the currency exchange rate on March 31, 2024, of which $0.7 million has been received and recognized as revenue as of March 31, 2024. We are also eligible to receive royalties ranging from the mid-single digits to the low twenties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments was fully constrained at March 31, 2024.
During the three months ended March 31, 2024 and 2023, we did not recognize a material amount of revenue pursuant to the Knight Agreement.
AstraZeneca AB (AstraZeneca)
In June 2015, we entered into a termination agreement with AstraZeneca (AstraZeneca Termination Agreement) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or other NHE3 products, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of March 31, 2024, to date in aggregate, we have recognized $32.4 million of the $75.0 million, which has been recorded as other cost of revenue on our condensed statements of operations and comprehensive loss. During the three months ended March 31, 2024, we recognized $4.7 million as other cost of revenue related to the AstraZeneca Termination Agreement. During the three months ended March 31, 2023 we recognized $1.2 million as other cost of revenue related to the AstraZeneca Termination Agreement.

Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period, which are all attributable to the 2017 Kyowa Kirin Agreement (in thousands):

	2024		2023
	Current	Non-Current	Current	Non-Current
Balance at January 1,	$7,182	$8,644	$4,211	$9,025
Amounts invoiced as prepayments for product supply	732	3,459	525	3,282
Decrease for revenue recognized for product supply	(1,328)	—	—	—
Reclassify amounts to be recognized in the next twelve months	—	—	809	(809)
Balance at March 31,	$6,586	$12,103	$5,545	$11,498

NOTE 7. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES

In June 2022, we and HealthCare Royalty Partners IV, L.P. (HCR) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). Under the terms of the HCR Agreement, HCR has agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the Royalty Interest Payments) that we may receive under our 2017 License Agreement with Kyowa Kirin based upon Kyowa Kirin's net sales of tenapanor in Japan for hyperphosphatemia. As consideration for the sale of the Royalty Interest Payments, HCR paid to us a $10.0 million upfront payment in June 2022 and a $5.0 million payment, which we received in October 2023, as a result of Kyowa Kirin's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan. We are eligible to receive another $5.0 million payment in the event net sales by Kyowa Kirin in Japan exceed a certain annual target level by the end of 2025.

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

The $10.0 million upfront payment from HCR received in June 2022 and the $5.0 million payment received in October 2023 have been recorded as a deferred royalty obligation related to the sale of future royalties (deferred royalty obligation) on our balance sheets. Due to our ongoing manufacturing obligations under the 2017 Kyowa Kirin Agreement, we account for the proceeds as imputed debt and therefore will recognize royalties earned under the arrangement as non-cash royalty revenue. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin. As part of the sale, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, are being amortized to non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. As future royalties are remitted to us by Kyowa Kirin, and subsequently from us to HCR, the balance of the deferred royalty obligation will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be received from Kyowa Kirin under the 2017 Kyowa Kirin agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are made in U.S. dollars while the underlying sales of the products by Kyowa Kirin are made in Japanese yen, and other events or circumstances that could result in reduced royalty payments from Kyowa Kirin, which are not within our control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the deferred royalty obligation. We periodically assess the estimated royalty payments from Kyowa Kirin and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of March 31, 2024, our effective interest rate used to amortize the liability is 33.7%. During the three months ended March 31, 2024, we recognized approximately $1.7 million of non-cash interest expense related to the deferred royalty obligation. During the three months ended March 31, 2023, we recognized approximately $1.0 million of non-cash interest expense related to the deferred royalty obligation. As of March 31, 2024, we have received no royalty payments from Kyowa Kirin and, therefore, the deferred royalty obligation has not begun to be reduced.

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
SLR Investment Corp. Loan Agreement

On February 23, 2022 (Closing Date), we entered into a loan and security agreement (2022 Loan Agreement) with SLR Investment Corp. as collateral agent (Agent), and the lenders listed in the 2022 Loan Agreement (collectively, the 2022 Lenders). The 2022 Loan Agreement was subsequently amended in August 2022 (the First Amendment) and February 2023 (the Second Amendment). We concluded that the First Amendment and the Second Amendment were modifications to the 2022 Loan Agreement. The 2022 Loan Agreement, as amended by the First Amendment and the Second Amendment, provided for a senior secured loan facility, with $27.5 million (Term A Loan) funded on the Closing Date and an additional $22.5 million which was funded upon our election in October 2023 (Term B Loan, and together with the Term A Loan, the 2022 Original Loans). The 2022 Term A Loan funds were used to repay the 2018 Loan with the 2018 Lenders.

On October 17, 2023, we entered into a Third Amendment (the Third Amendment) to the 2022 Loan Agreement by and between us and the 2022 Lenders. The Third Amendment, among other things, (1) provided us with the option to draw an additional $50.0 million of committed capital by March 15, 2024 (the Term C Loan) provided we have drawn the Term B Loan; and (2) provides us with the option to draw up to an additional $50.0 million of uncommitted capital by December 31, 2026, subject to approval by the Agent’s investment committee (the Term D Loan and together with the Term A, B, and C Loans, the Four 2022 Loans). In February 2024, we provided the Agent with notice of our decision to draw the Term C Loan to support the commercial launch of XPHOZAH and received the proceeds of the Term C Loan in March 2024.

We concluded that the Third Amendment was a modification to the 2022 Original Loan Agreement.

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

In addition, pursuant to the Third Amendment, the period under which we are permitted to make interest-only payments on the Four 2022 Loans was extended to December 31, 2026, effective upon our decision to draw the Term B Loan in the amount of $22.5 million.

We were obligated to pay $0.2 million, upon the closing of the Term A Loan, $0.1 million on the funding date of the Term B Loan, and $0.3 million on the funding date of the Term C Loan. In addition, we will be obligated to pay 0.5% of the aggregate original principal amount of the Term D Loan commitment, if requested by us and approved by the Agent’s investment committee, which shall be due on the earliest of (1) the funding of the Term D Loan, (2) if we request and the 2022 Lenders provide the Term D Loan commitment, the day immediately preceding the amortization date, and (3) if we request and the 2022 Lenders provide the Term D Loan commitment, the prepayment, refinancing, substitution or replacement of the Term C Loan on or prior to the date immediately preceding the amortization date.

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

The 2022 Loan Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. We have agreed to not allow our cash, cash equivalents and available-for-sale investments to be less than the eighty percent (80%) of the outstanding Four 2022 Term Loan balance for any period in which our net revenue from the sale of any products, calculated on a trailing six (6) month basis and tested monthly, is less than sixty percent (60%) of the outstanding Four 2022 Loan balance.

In addition, the 2022 Loan Agreement, as amended, contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Four 2022 Term Loans, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Original Loan balance as a non-current liability as of March 31, 2024 due to principal repayments beginning in January 2027. We have concluded that the provisions that could cause acceleration of the principal repayments are remote.

As of March 31, 2024, our future payment obligations related to the 2022 Loan, excluding interest payments and the 2022 final fee, were as follows (in thousands):

Total repayment obligations	$104,950
Less: Unamortized discount and debt issuance costs	(1,111)
Less: Unaccreted value of final fee	(4,005)
Long-term debt	99,834
Less: Current portion of long-term debt	—
Long-term debt, net of current portion	$99,834
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
In October 2023, we received approval from the U.S. FDA for XPHOZAH to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered our obligation to pay the 2018 Exit Fee to the 2018 Lenders. Prior to our subsequent payment of the 2018 Exit Fee in October 2023, the estimated fair value of the 2018 Exit Fee was recorded as a derivative liability and included in accrued expense and other current liabilities on the accompanying condensed balance sheets.
2022 Exit Fee
In February 2022, in connection with entering into the 2022 Original Loans, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Original Loan funded (2022 Exit Fee) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis (Revenue Milestone), tested monthly at the end of each month. The Term C and Term D Loans do not result in payment of an additional exit fee. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets. As of March 31, 2024 and December 31, 2023, the estimated fair value of the 2022 Exit Fee was $0.8 million and $0.7 million, respectively.
The fair value of the derivative liability was determined using a discounted cash flow analysis and is classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs. Specifically, the key assumptions included in the calculation of the estimated fair value of the 2022 Exit Fee derivative liability include: (i) our estimates of both the probability and timing of achieving the Revenue Milestone and (ii) the probability and timing of funding the Term B Loan, which was dependent upon (a) approval by the U.S. FDA for our NDA for the control of serum phosphorus in adult patients with CKD on dialysis by November 30, 2023, and (b) achievement of certain product revenue milestone targets. As of March 31, 2024, uncertainty around two of the noted valuation estimates had been removed, as the Term B Loan had been funded and the U.S. FDA had approved our NDA for the control of serum phosphorus in adult patients with CKD on dialysis prior to November 30, 2023. Generally, increases or decreases in the probability of occurrence would result in a directionally similar impact in the fair value measurement of the derivative liability and it is estimated that a 10% increase (decrease) in the probability of occurrence would not result in a material fair value fluctuation.

Changes in the fair value of recurring measurements included in Level 3 of the fair value hierarchy are presented as other income, net in our condensed statements of operations and comprehensive loss and were as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Fair value of exit fee derivative liabilities at January 1,	$675	$1,656
Changes in estimated fair value:
2018 Exit Fee	—	48
2022 Exit Fee	159	22
Fair value of exit fee derivative liabilities at March 31,	$834	$1,726
NOTE 10. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
The following table provides additional details of our facility leases presented in our condensed balance sheets (dollars in thousands):

Facilities	March 31, 2024	December 31, 2023
Right-of-use assets	$4,641	$5,589

Current portion of lease liabilities	4,314	4,435
Operating lease liability, net of current portion	778	1,725
Total lease liabilities	$5,092	$6,160

Weighted-average remaining life (years)	1.3	1.6
Weighted-average discount rate	6.8%	6.8%
The lease costs, which are included in operating expenses in our condensed statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$1,046	$1,064
Cash paid for operating lease	$1,166	$1,098
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of March 31, 2024 (in thousands):

Remainder of 2024	$3,550
2025	1,450
2026	329
Thereafter	—
Total undiscounted operating lease payments	5,329
Imputed interest expenses	(237)
Total operating lease liabilities	5,092
Less: Current portion of operating lease liability	(4,314)
Operating lease liability, net of current portion	$778

NOTE 11. STOCKHOLDERS’ EQUITY
At the Market Offerings Agreement
In July 2020, we filed a Form S-3 registration statement, which became effective in August 2020 (2020 Registration Statement). In August 2021, we filed a prospectus supplement under the 2020 Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement (2021 Open Market Sales Agreement) we entered into with Jefferies LLC (Jefferies), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of March 2023, we had received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement at a weighted average share price of approximately $1.57 per share, which included 15.5 million shares of our common stock for which we received gross proceeds of $51.9 million at a weighted average share price of approximately $3.35 during the quarter ended March 31, 2023.
In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the three months ended March 31, 2024 and 2023, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of March 31, 2024, we have sold 16.8 million shares of our common stock and received gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share under the 2023 Open Market Sales Agreement.
NOTE 12. EQUITY INCENTIVE PLANS
Stock-Based Compensation
Stock-based compensation expense recognized for stock options, restricted stock units (RSUs), and our employee stock purchase program (ESPP) are recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative	$5,646	$2,088
Research and development	1,970	824
Total	$7,616	$2,912
As of March 31, 2024, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock option grants	$59,367	3.1
RSU grants	$49,955	3.3
ESPP	$522	0.4

Stock Options
A summary of our stock option activity and related information for the three months ended March 31, 2024 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2023	22,168	$4.20
Options granted	6,502	$8.68
Options exercised	(702)	$3.11
Options forfeited or canceled	(178)	$2.83
Balance at March 31, 2024	27,790	$5.29
Exercisable at March 31, 2024	12,856	$5.29
Restricted Stock Units
A summary of our RSUs activity and related information for the three months ended March 31, 2024 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2023	3,646	$3.09
Granted	4,901	$8.68
Vested	(552)	$5.62
Forfeited	(60)	$2.64
Non-vested restricted stock units at March 31, 2024	7,935	$6.37
Employee Stock Purchase Plan
During the three months ended March 31, 2024, we sold approximately 0.3 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $4.10 per share resulting in proceeds to us of approximately $1.0 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the three months ended March 31, 2024, we issued no shares of our common stock to members of the board of directors in accordance with the program.
NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the three months ended March 31, 2024 and 2023, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
Numerator:	2024	2023
Net loss	$(26,518)	$(26,773)
Denominator:
Weighted average common shares outstanding - basic	233,066	207,023
Weighted average common shares outstanding - diluted	233,066	207,023
Net loss per share of common stock - basic and diluted	$(0.11)	$(0.13)
For the periods presented, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	26,681	19,855
Restricted stock units	7,024	2,931
ESPP shares issuable	227	205
Total	33,932	22,991
NOTE 14. CONTINGENCIES
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed a second amended complaint under which the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023. On March 22, 2024, the court granted defendants’ motion to dismiss. The court provided plaintiffs a third opportunity to amend and plaintiffs filed a third amended complaint on April 19, 2024. Defendant's motion to dismiss the third amended complaint is required to be filed by June 3, 2024. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2024, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of March 31, 2024.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx”, “Company”, “we”, “us”, and “our” refer to Ardelyx, Inc.
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
Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (R&D) activities, including developing tenapanor and developing our proprietary drug discovery and design platform, as well as commercialization activities, including the marketing and sales of IBSRELA and XPHOZAH. We realized our first product sales of IBSRELA in March 2022 and realized our first product sales of XPHOZAH in November 2023. As of March 31, 2024, we had an accumulated deficit of $872.7 million.
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

XPHOZAH to Reduce Serum Phosphorus in Adults with CKD on dialysis as Add-on Therapy in Patients who have an Inadequate Response to Phosphate Binders or who are Intolerant of any Dose of Phosphate Binder Therapy

On October 17, 2023, XPHOZAH, a first-in-class phosphate absorption inhibitor, received approval from the U.S. FDA to market XPHOZAH in the U.S. to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. XPHOZAH has a differentiated mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. It is estimated that there are more than 550,000 adult patients with CKD on dialysis in the U.S. and approximately eighty percent of those patients are being treated with phosphate lowering therapies. In addition, approximately seventy percent of patients treated with phosphate binders to treat hyperphosphatemia were unable to consistently maintain phosphorous levels <=5.5 mg/dL over a six-month period. XPHOZAH is the first therapy for phosphate management that blocks phosphate absorption at the primary site of uptake.

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

In addition to the currently available phosphate binders, we are aware of at least four other binders in development, including fermagate (Alpharen), an iron-based binder in Phase 3 being developed by Opko Health, Inc.; PT20, an iron-based binder in Phase 3 being developed by Shield Therapeutics, AP-301 in Phase 2 being developed by Alebund Pharmaceutical (Hong Kong) Limited; and Oxylanthanum Carbonate (OLC), which has demonstrated pharmacodynamic bioequivalence to Fosrenol. OLC is being developed by Unicycive Therapeutics, which has announced its plans to seek U.S. FDA approval via the 505(b)(2) pathway. Additionally, Chugai and Alebund are developing EOS789, an inhibitor of phosphate transporters NaPi-2b, PiT-1, and PiT-2, thus far studied in a phase 1 clinical trial.

In November 2023, XPHOZAH was granted orphan drug designation by the U.S. FDA for the treatment of pediatric hyperphosphatemia.

We have established commercial agreements with Kyowa Kirin, Co. Ltd. (Kyowa Kirin) in Japan, Fosun Pharma in China and Knight in Canada for tenapanor for hyperphosphatemia. In July 2023, we announced that a New Drug Application (NDA) for tenapanor had been accepted for review by China’s Center for Drug Evaluation of the National Medical Products Administration (NMPA) for the control of serum phosphorus in adult patients with CKD on hemodialysis. In September 2023, we announced that Kyowa Kirin received approval from the Japanese Ministry of Health, Labour and Welfare (MHLW) for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis. In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for patients in Japan.

Discovery and Developmental Assets

We have suspended further investment in RDX013, our small molecule potassium secretagogue program, and in RDX020, our discovery program targeting the inhibition of the chloride bicarbonate exchanger for the treatment of metabolic acidosis. We are continuing to actively develop our strategy related to our pipeline.

Collaboration Partners
We have exclusive rights to tenapanor in the U.S. and we have established agreements with Kyowa Kirin in Japan, Fosun Pharma in China and Knight in Canada for the development and commercialization of tenapanor for certain indications in their respective territories.

In March 2018, we entered into an exclusive license agreement with Knight (Knight Agreement) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million non-refundable, one-time payment in March 2018. We may also be eligible to receive approximately CAD 22.2 million for development and commercialization milestones, or approximately $16.3 million at the currency exchange rate on March 31, 2024, of which $0.7 million has been received and recognized as revenue as of March 31, 2024. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services.

In November 2017, we entered into an exclusive license agreement with Kyowa Kirin (2017 Kyowa Kirin Agreement) for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the 2017 Kyowa Kirin Agreement, we received a $30.0 million upfront payment from Kyowa Kirin, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been received and recognized as revenue as of March 31, 2024. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $56.2 million at the currency exchange rate on March 31, 2024, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement.
On April 11, 2022, we entered into a second amendment to the 2017 Kyowa Kirin Agreement (2022 Amendment). Under the terms of the 2022 Amendment, we and Kyowa Kirin agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor in Japan. The royalty rate was reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HealthCare Royalty Partners IV, L.P. (HCR) pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million, which was received and recognized as revenue as of September 2023 as described below.
In October 2022, we announced that Kyowa Kirin submitted an NDA to the Japanese MHLW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment.

In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with chronic kidney disease on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment. In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for patients in Japan and during the first quarter of 2024, we began to recognize non-cash royalty revenue related to the sale of future royalties, which will be remitted to HCR in accordance with the HCR Agreement.
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
In October 2023, we announced that the U.S. FDA has approved XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered an additional $3.0 million milestone payment to us under the terms of the Fosun Agreement, which we received during the first quarter of 2024. Also, in October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of irritable bowel syndrome with constipation (IBS-C). We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $8.0 million has been received and recognized as revenue as of March 31, 2024, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.
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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our condensed financial statements presented in this report are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K filed with the SEC on February 22, 2024.
During the three months ended March 31, 2024, we did not adopt any new critical accounting policies and significant judgements and estimates.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Organization and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).

Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through a combination of product sales and payments in connection with license, research and development collaborative agreements with our various collaboration partners. We realized our first commercial product sales of IBSRELA beginning in March 2022 and our first commercial product sales of XPHOZAH in November 2023. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: the extent to which we are successful in our commercialization of IBSRELA and XPHOZAH; our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA and XPHOZAH by third-party payors; whether and the extent to which we are successful in our commercialization of XPHOZAH; whether or when XPHOZAH, along with other oral End Stage Renal Disease-related drugs without an injectable or intravenous equivalent, are bundled into the end stage renal disease prospective payment system (ESRD PPS), and the manner in which such introduction into the ESRD PPS may occur, including the length of any applicable Transitional Drug Add-on Payment Adjustment (TDAPA) period, the amount of the add-on payment available during the TDAPA period and whether, and the extent to which, the ESRD PPS base rate is adjusted following any applicable TDAPA period; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our collaborators’ achievement of clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; addressing any competing technological and market developments; maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; attracting, hiring, and retaining qualified personnel; and the extent to which tenapanor or other licensed products are approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor or other licensed products, our ability to generate future revenue from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.
Cost of Goods Sold
Cost of product sales consists of the cost of commercial goods sold to our Customers. Other cost of revenue consists of the cost of materials sold to our international partners under product supply agreements, as well as payments due to AstraZeneca AB (AstraZeneca) based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the three months ended March 31, 2024 were expensed in periods prior to the commencement of capitalization of inventory costs for each respective product. We believe our cost of goods sold for the three months ended March 31, 2024 would have been $1.2 million higher if we had not previously expensed certain material and production costs with respect to the units sold. We believe our cost of goods sold for the three months ended March 31, 2023 would have been $0.4 million higher if we had not previously expensed certain material and production costs with respect to the units sold. As of March 31, 2024 and December 31, 2023, we had approximately $21.3 million and $21.8 million, respectively, of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of IBSRELA are recognized as revenue.
Other cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (AstraZeneca Termination Agreement) is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or other NHE3 products. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as other cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $32.4 million as other cost of revenue under the AstraZeneca Termination Agreement. See details in Note 6, Collaboration and Licensing Agreements, under AstraZeneca, in the notes to our financial statements of this Quarterly Report on Form 10-Q.

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
Interest Expense
Interest expense represents the interest associated with our 2022 Loan Agreement.
Non-cash interest expense related to the sale of future royalties
Non-cash interest expense related to the sale of future royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future royalties using the effective interest method. As further described in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, in June 2022, we and HCR entered into the HCR Agreement. Under the terms of the HCR Agreement, HCR agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively the Royalty Interest Payments) that we may receive under our 2017 License Agreement with Kyowa Kirin based upon Kyowa Kirin's net sales of tenapanor in Japan for hyperphosphatemia. As part of the HCR Agreement, we have received a $10.0 million upfront payment and a $5.0 million milestone payment from HCR, which we recorded as a deferred royalty obligation on our balance sheet. Non-cash interest expense is recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin.
Other Income, net
Other income, net consists of interest income earned on our cash, cash equivalents and available-for-sale investments, the periodic revaluation of the exit fee related to our 2022 Loan Agreement and currency exchange gains and losses.

RESULTS OF OPERATIONS
The results of operations as of March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any other interim period, or for any other future year.
Comparison of the three months ended March 31, 2024 and 2023
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	$	%
Product sales, net	$43,512	$11,355	$32,157	283%
Product supply revenue	2,126	2	2,124	(a)
Licensing revenue	17	12	5	42%
Non-cash royalty revenue related to the sale of future royalties	368	—	368	(a)
Total revenues	$46,023	$11,369	$34,654	305%
(a) Percent change is not meaningful.
Below is a summary of our net product sales by product (dollars in thousands):

	Three Months Ended March 31,
Product sales, net:	2024	2023
IBSRELA	$28,361	$11,355
XPHOZAH	15,151	—
Total product sales, net	$43,512	$11,355
The increase in product sales, net during the three months ended March 31, 2024 as compared to the same periods in 2023 is attributable to increased net product sales for IBSRELA, which is primarily driven by increased demand, as well as sales from XPHOZAH following the launch of the product in the fourth quarter of 2023.
The increase in product supply revenue during the three months ended March 31, 2024 as compared to the same periods in 2023 is attributable to increased product supply revenue to Kyowa Kirin.
The increase in licensing revenue during the three months ended March 31, 2024 as compared to the same periods in 2023 is attributable to royalties earned under the Knight Agreement.
Non-cash royalty revenue during the three months ended March 31, 2024 is attributable to royalties from Kyowa Kirin for sales of PHOZEVEL in Japan, which will be remitted to HCR in accordance with the HCR Agreement.

Cost of Goods Sold
Below is a summary of our cost of goods sold (dollars in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	$	%
Cost of product sales	$1,013	$372	$641	172%
Other cost of revenue	6,115	1,165	4,950	425%
Total cost of goods sold	$7,128	$1,537	$5,591	364%
The increase to cost of product sales during the three months ended March 31, 2024 as compared to the same period in 2023 is primarily attributable to cost of goods sold for increased net product sales of IBSRELA and XPHOZAH.
The increase to other cost of revenue during the three months ended March 31, 2024 as compared to the same period in 2023 is primarily attributable to the growth in payments due to AstraZeneca under the AstraZeneca Termination Agreement, driven by increases in our product sales, as well as cost of goods sold for increased product supply sold to our collaboration partners.
Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	$	%
Research and development	$10,579	$9,093	$1,486	16%
Selling, general and administrative	52,994	26,803	26,191	98%
Total operating expenses	$63,573	$35,896	$27,677	77%

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	$	%
External R&D expenses	$2,752	$4,035	$(1,283)	(32)%
Employee-related expenses	6,136	4,057	2,079	51%
Facilities, equipment and depreciation expenses	908	630	278	44%
Other	783	371	412	111%
Total research and development expenses	$10,579	$9,093	$1,486	16%

The change in our R&D expenses during the three months ended March 31, 2024 as compared to the same period in 2023 is primarily the result of clinical trial and pharmacovigilance activities related to IBSRELA.
Selling, General and Administrative
The increase in selling, general and administrative expenses during the three months ended March 31, 2024 as compared to the same period in 2023 is primarily due to increased costs associated with the commercialization of IBSRELA and XPHOZAH and increases in expenses associated with administrative support functions as our company has grown in headcount and activity level. The increases consisted of headcount and related personnel costs and external spending for disease awareness initiatives, commercial infrastructure, and strategy.

Interest Expense
Below is a summary of our interest expense (dollars in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	$	%
Interest expense	$(2,356)	$(1,028)	$(1,328)	129%
The increase in interest expense during the three months ended March 31, 2024 as compared to the same period in 2023 is due to a higher variable interest rate applied to our loan balance primarily resulting from market fluctuations, as well as a larger loan balance outstanding following the draw of an additional $22.5 million for the Term B Loan in October 2023 and $50.0 million for the Term C Loan in March 2024.
Non-Cash Interest Expense Related to the Sale of Future Royalties
Below is a summary of our non-cash interest expense (dollars in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	$	%
Non-cash interest expense related to the sale of future royalties	$(1,702)	$(969)	$(733)	76%
The increase in non-cash interest expense related to the sales of future royalties during the three months ended March 31, 2024 as compared to the same period in 2023 is due to a higher liability balance following the receipt a $5.0 million payment in October 2023 as a result of Kyowa Kirin's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, as well as prospective adjustments to the imputed interest rate and the related amortization of the deferred royalty obligation.
Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	$	%
Other income, net	$2,339	$1,302	$1,037	80%
The increase in other income, net during the three months ended March 31, 2024 as compared to the same period in 2023 is primarily due to increased income on our investments resulting from both higher interest rates and larger investment balances throughout the period.
Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and short-term investments (dollars in thousands):

	March 31, 2024	December 31, 2023	Change $	Change %
Cash and cash equivalents	$36,147	$21,470	$14,677	68%
Short-term investments	166,431	162,829	3,602	2%
Total liquid funds	$202,578	$184,299	$18,279	10%
As of March 31, 2024, we had cash, cash equivalents and short-term investments of approximately $202.6 million.

In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the three months ended March 31, 2024 and 2023, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of March 31, 2024, we have sold 16.8 million shares of our common stock and received gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share under the 2023 Open Market Sales Agreement.

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
The initial funding of $27.5 million was used to repay the 2018 Loan and is funding our ongoing operations. We had $25.0 million principal from the 2018 Loan outstanding as of the closing date, as well as the 2018 Exit Fee in the amount of $1.5 million. We paid the 2018 Exit Fee in October 2023 following approval from the U.S. FDA for XPHOZAH to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. As discussed in Note 9. Derivative Liabilities, in connection with entering into the 2022 Loan Agreement, we entered into the 2022 Exit Fee agreement, as amended, whereby we agreed to pay an exit fee in the amount of 2% of the Term A Loan and Term B Loan by SLR if certain conditions are met. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032.
In October 2023, we entered into a Third Amendment (the Third Amendment) to the 2022 Loan Agreement by and between us and the 2022 Lenders. As discussed in Note 9. Borrowing, the Third Amendment, among other things, (1) provided us with the option to draw an additional $50.0 million of committed capital by March 15, 2024 (the Term C Loan); (2) provides us with the option to draw up to an additional $50.0 million of uncommitted capital, subject to approval by the Agent's investment committee (the Term D Loan); and (3) extended the interest-only period for the Four Loans to December 31, 2026, effective upon our decision to draw the Term B Loan in the amount of $22.5 million. In October 2023, we provided the Agent with notice of our decision to draw the Term B Loan to support the commercial launch of XPHOZAH and received the proceeds of the Term B Loan. In February 2024, we provided the Agent with notice of our decision to draw the Term C Loan to support the commercial launch of XPHOZAH and received the proceeds of the Term C Loan in March 2024.
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
We have incurred operating losses since inception in 2007 and our accumulated deficit as of March 31, 2024 is $872.7 million. Our primary sources of cash have been from the sale and issuance of common stock (in both public offerings and private placements), private placements of convertible preferred stock, funds from our collaboration partnerships, funds from our 2018 Loan Agreement, as amended, and 2022 Loan Agreement, as amended, as well as from sales of IBSRELA and XPHOZAH. Our primary uses of cash have been to fund operating expenses, primarily research and development expenditures, as well as pre-commercial and commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We addressed our operating cash flow requirements through cash generated from product sales of IBSRELA and XPHOZAH, proceeds from the sale of shares of our common stock under our at-the-market offering, from the receipt of milestones payments from our collaboration partners and payments from Kyowa Kirin under the 2022 Amendment to our License Agreement, which were received in October 2023, and from proceeds of the Term B and Term C Loans. We believe our available cash, cash equivalents and short-term investments as of March 31, 2024 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.
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
•the cash requirements for the discovery and/or development of other potential product candidates;
•the time and cost necessary to respond to technological and market developments;
•the costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights, including litigation costs and the outcome of such litigation, and costs of defending any claims of infringement brought by others in connection with the development, manufacture or commercialization of tenapanor or any of our product candidates; and
•the payment of interest and principal related to the 2022 Loan Agreement, as amended to date.
Please see the risk factors set forth in Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q for additional risks associated with our capital requirements.
CASH FLOW ACTIVITIES
The following table summarizes our cash flows (dollars in thousands):

	Three Months Ended March 31,		Change 2024 vs. 2023
	2024	2023	$	%
Net cash used in operating activities	$(35,722)	$(44,795)	$9,073	(20)%
Net cash used in investing activities	(2,572)	(9,777)	7,205	(74)%
Net cash provided by financing activities	52,971	50,919	2,052	4%
Net increase (decrease) in cash and cash equivalents	$14,677	$(3,653)	$18,330	(502)%

Cash Flows from Operating Activities
Net cash used in operating activities during the three months ended March 31, 2024 decreased by $9.1 million as compared to the same period in 2023 primarily due to changes in our operating assets and liabilities, as well as an improvement in net loss after adjustments to reconcile net loss to net cash used in operating activities such as stock-based compensation and non-cash interest expense.
Cash Flows from Investing Activities
Net cash used in investing activities during the three months ended March 31, 2024 decreased by $7.2 million as compared to the same period in 2023 primarily due to the timing of our investment maturities and purchases.
Cash Flows from Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2024 increased by $2.1 million as compared to the same period in 2023 primarily due to $49.8 million net proceeds from the Term C Loan received in March 2024, as well as from the issuance of common stock under our equity incentive and stock purchase plans. Largely offsetting these amounts, were proceeds from the issuance of common stock under the 2021 Open Market Sales Agreement which were received in 2023. We did not receive any proceeds under the 2021 Open Market Sales Agreement in 2024.
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
As of March 31, 2024, we had cash, cash equivalents and short-term investments of $202.6 million, which consisted of bank deposits and money market funds, as well as high quality fixed income instruments including commercial paper, U.S. government-sponsored agency bonds, corporate bonds, U.S. Treasury Securities and asset-backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the 2022 Loan as amended bear interest at a floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $0.2 million for the three months ended March 31, 2024. As of March 31, 2024, we had an aggregate principal amount of $100.0 million outstanding pursuant to our 2022 Loan Agreement.
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
As of March 31, 2024, we had no open forward foreign currency exchange contracts.

ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2024 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.       OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed a second amended complaint under which the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023. On March 22, 2024, the court granted defendants’ motion to dismiss. The court provided plaintiffs a third opportunity to amend and plaintiffs filed a third amended complaint on April 19, 2024. Defendant's motion to dismiss the third amended complaint is required to be filed by June 3, 2024. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
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

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2024, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of March 31, 2024.

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

Risks Related to our Financial Condition and Capital Requirements

We are not profitable and have incurred significant losses since our inception, and we expect to continue to incur operating losses in the future as we commercialize IBSRELA® and XPHOZAH®, incur manufacturing and development costs for tenapanor, and incur research and development costs related to potential new product candidates.

In March 2022, we commenced the commercialization of our first product, IBSRELA® (tenapanor) for the treatment of irritable bowel syndrome with constipation (IBS-C) in adult patients and have generated approximately $124.0 million in net revenue from product sales through March 31, 2024. In October 2023, we received U.S. Food and Drug Administration (U.S. FDA) approval for XPHOZAH® (tenapanor) for the reduction of serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. In November 2023, we commenced the commercialization of XPHOZAH and generated approximately $17.6 million in net revenue from product sales through March 31, 2024.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and other expenses related to our ongoing operations. As of March 31, 2024, we had an accumulated deficit of $872.7 million.

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
•the cash requirements for the discovery and/or development of other potential product candidates;
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

We began selling IBSRELA in the U.S. in March 2022 and have generated approximately $124.0 million in net revenue from product sales through March 31, 2024. On October 17, 2023, our NDA for XPHOZAH was approved by the U.S. Food and Drug Administration’s (U.S. FDA). In November, we commenced the commercialization of XPHOZAH and generated approximately $17.6 million in net revenue from product sales through March 31, 2024. We have no other products approved for sale.

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

With respect to our commercialization of IBSRELA and XPHOZAH, our revenue will be dependent, in part, upon the size of the markets in the U.S., the label for which approval was granted, accepted price for the product, and the ability to get reimbursement at any price. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the U.S., there is additional uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which is being marketed for the reduction of serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. Our ability to generate and sustain future revenues from sales of XPHOZAH, will be significantly dependent upon whether and when XPHOZAH, along with other oral end stage renal disease (ESRD)-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS, and the manner in which such introduction into the ESRD PPS may occur. See “—Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue” and “—In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD PPS, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be covered under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” below. Additionally, if the number of adult patients for IBSRELA and/or XPHOZAH is not as significant as we estimate, coverage and reimbursement for either IBSRELA or XPHOZAH are not available in the manner and to the extent we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of IBSRELA or XPHOZAH. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to generate adequate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

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

In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD PPS, XPHOZAH will become part of the ESRD PPS on January 1, 2025, after which time, coverage for XPHOZAH for Medicare beneficiaries will no longer be available under Medicate Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.

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

Absent further legislation or regulation on this matter, beginning in January 2025, oral ESRD-related drugs without injectable or intravenous equivalents, including XPHOZAH and all other phosphate lowering medications, will be included in the ESRD bundle and separate Medicare payment for these drugs will no longer be available, as is the case today under Medicare Part D. ESRD facilities may nonetheless receive a Transitional Drug Add on Payment Adjustment (TDAPA) for new renal dialysis drugs and biological products dispensed to Medicare beneficiaries that meet certain criteria for a period of two years. The TDAPA payment is based on 100 percent of average sales price (ASP). If ASP is not available, then the TDAPA is based on 100 percent of wholesale acquisition cost (WAC). If WAC is unavailable, then the payment is based on the drug manufacturer’s invoice. There can be no assurances that CMS will determine that XPHOZAH will qualify for TDAPA status, or that Medicare Advantage Plans will pay a TDAPA if XPHOZAH is dispensed to Medicare beneficiaries covered by Medicare Advantage Plans. Even if deemed eligible by CMS, revenue for sales of XPHOZAH could be significantly less in the TDAPA period than it would be if XPHOZAH is not bundled into the ESRD PPS. Moreover, in the post-TPDAPA period, CMS currently expects to increase the single bundled payment base rate paid to the dialysis facility for each dialysis treatment to reflect that oral only phosphate lowering drugs will be reimbursed as part of the single bundled payment for Medicare patients. There can be no assurances that any increase in the single bundled payment base rate will be sufficient to adequately reimburse the dialysis facilities for XPOHZAH at a price that is profitable for us. The inclusion of XPHOZAH in the ESRD PPS would affect our ability to optimize the commercialization of XPHOZAH, will negatively and materially impact the revenue that we may generate on sales of XPHOZAH and could materially impact our profitability, results of operations, financial condition, and prospects.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the U.S., the principal decisions about coverage and reimbursement for new drugs are typically made by CMS, an agency within the United States Department of Health and Human Services responsible for administering the Medicare program, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours. Additionally, absent legislative or regulatory action, XPHOZAH, along with other oral ESRD related drugs without injectable or intravenous equivalents, will be included in the ESRD PPS beginning on January 1, 2025, after which time, separate payment for these drugs for Medicare beneficiaries will no longer be available, as is the case today under Medicare Part D. While it is too early to project the full impact that bundling may have on sales of XPHOZAH and on our business, should XPHOZAH be brought into the bundle in 2025, or at any time, we may be unable to sell XPHOZAH to dialysis providers on a profitable basis. See “—In the event no legislative or regulatory action is taken to further delay the inclusion of oral only ESRD related drugs in the ESRD PPS, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be covered under Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” above for a more detailed discussion related to the risks that may occur if XPHOZAH is brought into the bundle.

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

On February 23, 2022, we entered into a loan and security agreement with SLR (Lender) pursuant to which the Lender agreed to provide us with a loan facility for up to $50.0 million with a maturity date of March 1, 2027, and on August 1, 2022, February 9, 2023 and October 17, 2023, we entered into amendments to the loan and security agreement (collectively, the 2022 Loan Agreement). The loan was funded in the amount of $27.5 million on February 23, 2022 and additional amounts of $22.5 million and $50 million were drawn on October 19, 2023, and March 1, 2024, respectively. In addition, subject to the Lender approval of its investment committee, we may be able to draw up to an additional $50.0 million by December 31, 2026. Until we have repaid all funded indebtedness, the 2022 Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

In the conduct of additional clinical trials, we could encounter delays in our development if any clinical trials are suspended or terminated by us, by the institutional review boards of the institutions in which the trial is being conducted, or by the U.S. FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the U.S. FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

In addition, identifying and qualifying patients to participate in any clinical trials is critical to the success of the clinical trials. The timing of any future clinical trials that we may determine to conduct, will depend, in part, on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies because of concerns about adverse events observed with the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug, or our inclusion and exclusion criteria for our clinical trials may present challenges in identifying acceptable patients. As a result, the timeline for recruiting patients and conducting clinical trials may be delayed. These delays could result in increased costs, delays in advancing our development of the program, or termination of the clinical studies altogether. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

The ability of the U.S. FDA to review and process regulatory submissions can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, policy changes, and other events that may otherwise affect the U.S. FDA’s ability to perform routine functions. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the U.S. FDA, have had to furlough critical U.S. FDA employees and stop critical activities.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, U.S. FDA regulations and guidance are often revised or reinterpreted by the U.S. FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of our product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022 (the IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). Under the IRA, small molecule drugs and biologics first become eligible for price negotiation seven and eleven years, respectively, after U.S. FDA approval. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing.

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

If we are not able to successfully enforce our intellectual property rights, the commercial value of IBSRELA and XPHOZAH or other product candidates may be adversely affected and we may not be able to compete effectively in our market.

The enforceability of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions, the answers to which can be uncertain. The patent applications that we own or license may fail to result in issued patents in the U.S. or in foreign countries. Additionally, our research and development efforts may result in product candidates for which patent protection is limited or not available. Even if patents do issue, third parties may challenge the validity, enforceability, scope or infringement thereof, which may result in such patents being narrowed, invalidated, held unenforceable or not infringed. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeals Board at any time before one year after that person is served an infringement complaint based on the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the U.S., Europe and other jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if unchallenged, our patents and patent applications may not prevent others from designing around our patent claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to one or more of our product candidates but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to IBSRELA and XPHOZAH or any future product candidates is successfully challenged, then our ability to commercialize such product could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business.

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

We are no longer a “smaller reporting company” and as a result we are or will be subject to certain enhanced disclosure requirements which will require us to incur significant expenses and expend time and resources.

We are no longer a “smaller reporting company,” and, as a result, we are or will be required to comply with various disclosure and compliance requirements that did not previously apply to us. Compliance with these additional requirements increases our legal and financial compliance costs and causes management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to delisting proceedings by the Nasdaq Global Market, or sanctions or investigations by the Securities and Exchange Commission (SEC) or other regulatory authorities, which would require additional financial and management resources.

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
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
Trading Plans
During the three months ended March 31, 2024, none of our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

10.3(b)	Amendment Number 2 to Lease Agreement by and between Ardelyx, Inc, and Prospect Fifth Avenue, LLC.				X

10.3(c)	Amendment Number 3 to Lease Agreement by and between Ardelyx, Inc, and Prospect Fifth Avenue, LLC.				X

10.29#	Offer Letter, dated February 13, 2024 by and between Ardelyx, Inc. and Michael Kelliher.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023, (iii) Condensed Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (iv) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X

# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: May 2, 2024	By:	/s/ Robert Felsch
Robert Felsch
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)