Form 10-Q
period 2024-06-30
ARDELYX, INC.
filed 2024-08-01
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of July 26, 2024, was 235,428,183.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•whether any legislative, regulatory or judicial action is taken to further delay the inclusion of XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD prospective payment system (ESRD PPS);
•the adequacy of reimbursement and coverage of XPHOZAH beginning January 1, 2025 for all patients, regardless of insurance coverage, in the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD PPS is not taken;
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

SUMMARY OF PRINCIPAL RISKS ASSOCIATED WITH OUR BUSINESS

The principal risks and uncertainties affecting our business include the following:

•We are not profitable and have incurred losses since our inception, and we expect to continue to incur operating losses in the future as we commercialize IBSRELA® and XPHOZAH®, incur manufacturing and development costs for tenapanor, and incur additional expenses related to our ongoing operations and our pursuit of future business opportunities and incur research and development costs.
•We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH in the U.S. and incur additional expenses related to our ongoing operations. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or XPHOZAH, or to delay or limit our pursuit of other future business opportunities.
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
•In the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD prospective payment system (ESRD PPS) is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, after which time, coverage for XPHOZAH for Medicare beneficiaries will no longer be available under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.
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
•Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement with SLR Investment Corp. (SLR), as amended, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.

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

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,890	$21,470
Short-term investments	144,071	162,829
Accounts receivable	37,241	22,031
Inventory	13,756	12,448
Prepaid commercial manufacturing	14,797	18,925
Prepaid expenses and other current assets	11,265	8,408
Total current assets	263,020	246,111
Inventory, non-current	69,676	37,039
Prepaid commercial manufacturing, non-current	—	4,235
Right-of-use assets	4,324	5,589
Property and equipment, net	1,016	1,009
Other assets	5,452	3,596
Total assets	$343,488	$297,579
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,881	$11,138
Accrued compensation and benefits	10,458	12,597
Current portion of operating lease liability	3,550	4,435
Deferred revenue	10,829	7,182
Accrued expenses and other current liabilities	26,718	15,041
Total current liabilities	62,436	50,393
Operating lease liability, net of current portion	1,096	1,725
Long-term debt	100,249	49,822
Deferred revenue, non-current	9,613	8,644
Deferred royalty obligation related to the sale of future royalties	23,104	20,179
Total liabilities	196,498	130,763
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 235,401,398 and 232,453,190 shares issued and outstanding as of June 30, 2024 and December 31, 2023	23	23
Additional paid-in capital	1,036,244	1,012,773
Accumulated deficit	(889,176)	(846,204)
Accumulated other comprehensive (loss) income	(101)	224
Total stockholders’ equity	146,990	166,816
Total liabilities and stockholders’ equity	$343,488	$297,579

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$72,591	$18,309	$116,103	$29,664
Product supply revenue	13	3,260	2,139	3,262
Licensing revenue	19	764	36	776
Non-cash royalty revenue related to the sale of future royalties	599	—	967	—
Total revenues	73,222	22,333	119,245	33,702
Cost of goods sold:
Cost of product sales	1,405	492	2,418	864
Other cost of revenue	8,031	2,997	14,146	4,162
Total cost of goods sold	9,436	3,489	16,564	5,026
Operating expenses:
Research and development	12,762	8,282	23,341	17,375
Selling, general and administrative	64,654	27,186	117,648	53,989
Total operating expenses	77,416	35,468	140,989	71,364
Loss from operations	(13,630)	(16,624)	(38,308)	(42,688)
Interest expense	(3,326)	(1,075)	(5,682)	(2,103)
Non-cash interest expense related to the sale of future royalties	(1,576)	(968)	(3,278)	(1,937)
Other income, net	2,145	1,546	4,484	2,848
Loss before provision for income taxes	(16,387)	(17,121)	(42,784)	(43,880)
Provision for income taxes	67	—	188	14
Net loss	$(16,454)	$(17,121)	$(42,972)	$(43,894)
Net loss per share of common stock - basic and diluted	$(0.07)	$(0.08)	$(0.18)	$(0.21)
Shares used in computing net loss per share - basic and diluted	234,571,192	214,951,127	233,818,576	211,009,029
Comprehensive loss:
Net loss	$(16,454)	$(17,121)	$(42,972)	$(43,894)
Unrealized losses on available-for-sale securities	(81)	(190)	(325)	(156)
Comprehensive loss	$(16,535)	$(17,311)	$(43,297)	$(44,050)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months ended June 30, 2024 and 2023
(Unaudited)
(in thousands, except shares)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2024	233,959,744	$23	$1,023,610	$(872,722)	$(20)	$150,891
Issuance of common stock for services	40,549	—	257	—	—	257
Issuance of common stock upon exercise of options	862,691	—	1,608	—	—	1,608
Issuance of common stock upon vesting of restricted stock units	538,414	—	—	—	—	—
Stock-based compensation	—	—	10,769	—	—	10,769
Unrealized losses on available-for-sale securities	—	—	—	—	(81)	(81)
Net loss	—	—	—	(16,454)	—	(16,454)
Balance as of June 30, 2024	235,401,398	$23	$1,036,244	$(889,176)	$(101)	$146,990

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	232,453,190	$23	$1,012,773	$(846,204)	$224	$166,816
Issuance of common stock under employee stock purchase plan	253,312	—	1,038	—	—	1,038
Issuance of common stock for services	40,549	—	257	—	—	257
Issuance of common stock upon exercise of options	1,564,269	—	3,791	—	—	3,791
Issuance of common stock upon vesting of restricted stock units	1,090,078	—	—	—	—	—
Stock-based compensation	—	—	18,385	—	—	18,385
Unrealized losses on available-for-sale securities	—	—	—	—	(325)	(325)
Net loss	—	—	—	(42,972)	—	(42,972)
Balance as of June 30, 2024	235,401,398	$23	$1,036,244	$(889,176)	$(101)	$146,990

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2023	214,462,050	$21	$932,330	$(806,910)	$(20)	$125,421
Issuance of common stock for services	86,095	—	337	—	—	337
Issuance of common stock upon exercise of options	62,993	—	149	—	—	149
Issuance of common stock upon vesting of restricted stock units	215,301	—	—	—	—	—
Issuance of common stock in at-the-market offerings	3,036,482	1	11,365	—	—	11,366
Stock-based compensation	—	—	3,199	—	—	3,199
Unrealized losses on available-for-sale securities	—	—	—	—	(190)	(190)
Net loss	—	—	—	(17,121)	—	(17,121)
Balance as of June 30, 2023	217,862,921	$22	$947,380	$(824,031)	$(210)	$123,161

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	198,575,016	$20	$878,500	$(780,137)	$(54)	$98,329
Issuance of common stock under employee stock purchase plan	165,969	—	138	—	—	138
Issuance of common stock for services	86,095	—	337	—	—	337
Issuance of common stock upon exercise of options	98,994	—	211	—	—	211
Issuance of common stock upon vesting of restricted stock units	423,074	—	—	—	—	—
Issuance of common stock in at-the-market offerings	18,513,773	2	62,083	—	—	62,085
Stock-based compensation	—	—	6,111	—	—	6,111
Unrealized losses on available-for-sale securities	—	—	—	—	(156)	(156)
Net loss	—	—	—	(43,894)	—	(43,894)
Balance as of June 30, 2023	217,862,921	$22	$947,380	$(824,031)	$(210)	$123,161

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(42,972)	$(43,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,004	639
Non-cash lease expense	1,953	1,821
Stock-based compensation	18,385	6,111
Non-cash interest expense	3,411	2,090
Non-cash royalty revenue related to the sale of future royalties	(967)	—
Other, net	(2,483)	(521)
Changes in operating assets and liabilities:
Accounts receivable	(15,210)	(1,376)
Inventory	(33,945)	(19,566)
Prepaid commercial manufacturing	8,363	401
Prepaid expenses and other assets	(4,626)	817
Accounts payable	(257)	(5,565)
Accrued compensation and benefits	(2,139)	(668)
Operating lease liabilities	(2,200)	(1,892)
Accrued and other liabilities	11,947	110
Deferred revenue	4,616	1,961
Net cash used in operating activities	(55,120)	(59,532)
Investing activities
Proceeds from maturities and redemptions of investments	78,112	19,250
Purchases of investments	(56,870)	(88,127)
Purchases of property and equipment	(281)	(107)
Net cash provided by (used in) investing activities	20,961	(68,984)
Financing activities
Proceeds from 2022 Loan Agreement, net of issuance costs	49,750	—
Proceeds from issuance of common stock in at the market offering, net of issuance costs	—	62,085
Proceeds from issuance of common stock under equity incentive and stock purchase plans	4,829	349
Net cash provided by financing activities	54,579	62,434
Net increase (decrease) in cash and cash equivalents	20,420	(66,082)
Cash and cash equivalents at beginning of period	21,470	96,140
Cash and cash equivalents at end of period	$41,890	$30,058
Supplementary disclosure of cash flow information:
Cash paid for interest	$4,034	$1,757
Cash paid for income taxes	$272	$19
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$689	$—
Issuance of common stock for services	$257	$337

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Ardelyx, Inc. (Company, we, us or our) is a biopharmaceutical company founded with a mission to discover, develop and commercialize innovative first-in-class medicines that meet significant unmet medical needs. We developed a unique and innovative platform that enabled the discovery of new biological mechanisms and pathways to develop potent, and efficacious therapies that minimize the side effects and drug-drug interactions frequently encountered with traditional, systemically absorbed medicines. The first molecule we discovered and developed was tenapanor, a minimally absorbed, first-in-class, oral, small molecule therapy. Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (IBS-C). Tenapanor, branded as XPHOZAH®, is approved in the U.S. to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy.
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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the entire year ending December 31, 2024, or for any other interim period or future year.
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
Liquidity
As of June 30, 2024, we had cash, cash equivalents and short-term investments of approximately $186.0 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of June 30, 2024 is $889.2 million. We have addressed our operating cash flow requirements through cash generated from product sales of IBSRELA and XPHOZAH, proceeds from the sale of shares of our common stock under our at-the-market offering, the receipt of milestone payments from our collaboration partners and payments from our Japanese collaboration partner under the second amendment to our License Agreement, and funds from our loan agreements with SLR Investment Corp. (SLR), as amended. We believe our available cash, cash equivalents and short-term investments as of June 30, 2024 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these condensed financial statements.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This Update requires publicly traded entities to provide enhanced disclosures about significant segment expenses regularly reviewed by the chief operating decision maker, including public traded entities with a single reportable segment. The amendments in this update are effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently assessing the impact of this standard on the Company’s financial statements.
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

NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and short-term investments as of June 30, 2024 and December 31, 2023 are summarized below (in thousands):

	June 30, 2024
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$5,834	$—	$—	$5,834
Money market funds	36,056	—	—	36,056
Total cash and cash equivalents	41,890	—	—	41,890
Short-term investments:
U.S. government-sponsored agency bonds	$98,350	$—	$(60)	$98,290
Commercial paper	42,074	4	(44)	42,034
Asset-backed securities	3,748	—	(1)	3,747
Total short-term investments	144,172	4	(105)	144,071
Total cash, cash equivalents and investments	$186,062	$4	$(105)	$185,961

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$2,829	$—	$—	$2,829
Money market funds	18,641	—	—	18,641
Total cash and cash equivalents	21,470	—	—	21,470
Short-term investments:
U.S. government-sponsored agency bonds	$101,892	$235	$(34)	$102,093
Commercial paper	49,630	41	(17)	49,654
Asset-backed securities	8,628	2	(5)	8,625
U.S. treasury securities	2,455	2	—	2,457
Total short-term investments	162,605	280	(56)	162,829
Total cash, cash equivalents and investments	$184,075	$280	$(56)	$184,299
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

All of the short-term available-for sale securities held as of June 30, 2024 and December 31, 2023 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired or subject to credit losses, we write it down through the statement of operations and comprehensive loss to its fair value and establish that value as a new cost basis for the investment. Our unrealized losses as of June 30, 2024 and December 31, 2023 were not material. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of June 30, 2024 and December 31, 2023, and no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$36,056	$36,056	$—	$—
U.S. government-sponsored agency bonds	98,290	—	98,290	—
Commercial paper	42,034	—	42,034	—
Asset-backed securities	3,747	—	3,747	—
Total	$180,127	$36,056	$144,071	$—

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,641	$18,641	$—	$—
U.S. government-sponsored agency bonds	102,093	—	102,093	—
Commercial paper	49,654	—	49,654	—
Asset-backed securities	8,625	—	8,625	—
U.S. treasury securities	2,457	—	2,457	—
Total	$181,470	$18,641	$162,829	$—

Liabilities:
Derivative liability for exit fees	$675	$—	$—	$675
Total	$675	$—	$—	$675
Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, we estimate fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We classify U.S. government-sponsored agency bonds, U.S. treasury securities, commercial paper, and asset-backed securities as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities, such as the 2022 Exit Fee valuation as of December 31, 2023, as defined and discussed in Note 9. Derivative Liabilities, are classified as Level 3. As of June 30, 2024, the conditions for payment of the 2022 Exit Fee were met and it was therefore valued at its full contractual amount as there were no unobservable inputs.

The carrying amounts reflected in the condensed balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both June 30, 2024 and December 31, 2023 due to their short-term nature.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of June 30, 2024 and December 31, 2023.

Fair Value of Debt

The principal amount outstanding under our term loan facilities is subject to a variable interest rate. Therefore, we believe the carrying amount of the term loan facility approximates fair value as of June 30, 2024 and December 31, 2023. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.

The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of June 30, 2024 and December 31, 2023 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin Co., Ltd. (Kyowa Kirin) over the life of the agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

NOTE 4. INVENTORY
Inventory as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$25,915	$22,920
Work in process	55,136	24,582
Finished goods	2,381	1,985
Total	$83,432	$49,487
Reported as:
Inventory	$13,756	$12,448
Inventory, non-current	69,676	37,039
Total	$83,432	$49,487

In addition to inventory, we had prepaid commercial manufacturing of $14.8 million and $23.2 million as of June 30, 2024 and December 31, 2023, respectively, which consisted of prepayments to third party contract manufacturing organizations, including prepayments of zero and $4.2 million as of June 30, 2024 and December 31, 2023 that are expected to be converted into inventory after 12 months.

NOTE 5. REVENUE
Total revenues during the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales, net:
IBSRELA	$35,445	$18,309	$63,806	$29,664
XPHOZAH	37,146	—	52,297	—
Total product sales, net	72,591	18,309	116,103	29,664
Product supply revenue	13	3,260	2,139	3,262
Licensing revenue	19	764	36	776
Non-cash royalty revenue related to the sale of future royalties	599	—	967	—
Total revenues	$73,222	$22,333	$119,245	$33,702
Revenue from Customers who contributed greater than 10% of our total gross product revenue during the three and six months ended June 30, 2024 and 2023 was as follows (as a percentage of total gross product revenue):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
BioRidge Pharma, LLC	50.8%	20.0%	46.3%	19.0%
AmerisourceBergen Drug Corporation	14.2%	21.1%	15.8%	21.3%
Cardinal Health	13.5%	22.4%	14.6%	22.3%
McKesson Corporation	13.0%	18.4%	13.2%	19.4%

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay and Returns	Total
Balance as of December 31, 2023	$478	$4,234	$3,916	$8,628
Provisions	5,928	24,938	13,258	44,124
Credits/payments	(5,473)	(19,334)	(10,265)	(35,072)
Balance as of June 30, 2024	$933	$9,838	$6,909	$17,680
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
We may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been received and recognized as revenue as of June 30, 2024. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $52.8 million at the currency exchange rate on June 30, 2024, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement are remitted to HealthCare Royalty Partners IV, L.P. (HCR) upon receipt pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). The variable consideration related to the remaining milestone payments was fully constrained at June 30, 2024.
In April 2022, we entered into a second amendment to the 2017 Kyowa Kirin Agreement (2022 Amendment). Under the terms of the 2022 Amendment, we and Kyowa Kirin agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor for hyperphosphatemia in Japan. The royalty rate will be reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future commercial milestones and royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HCR pursuant to the HCR Agreement. As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million payable in two tranches, with the first payment due following Kyowa Kirin's filing with the Japanese Ministry of Health, Labour and Welfare (MHLW) of its application for marketing approval for tenapanor and the second payment due following Kyowa Kirin’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, both of which occurred as of September 30, 2023.

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
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment. We received these payments in October 2023 and recorded them as licensing revenue on our condensed statement of operations and comprehensive loss when earned during the three months ended September 30, 2023. In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for patients in Japan. During the three and six months ended June 30, 2024, we recognized $0.6 million and $1.0 million, respectively, of non-cash royalty revenue related to the sale of future royalties which we remit to HCR upon receipt in accordance with the HCR Agreement.
During the three and six months ended June 30, 2024, we recognized $13 thousand and $2.1 million, respectively, of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement. During the three and six months ended June 30, 2023, we recognized $3.3 million of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement.
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
We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $8.0 million has been received and recognized as revenue as of June 30, 2024, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments was fully constrained at June 30, 2024.
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
During the three and six months ended June 30, 2024 and 2023, we did not recognize a material amount of revenue pursuant to the Fosun Agreement.
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

Under the terms of the Knight Agreement, we received a $2.3 million non-refundable, one-time upfront payment in March 2018 and may be eligible to receive additional development and commercialization milestone payments worth up to CAD 22.2 million, or approximately $16.2 million at the currency exchange rate on June 30, 2024, of which $0.7 million has been received and recognized as revenue as of June 30, 2024. We are also eligible to receive royalties ranging from the mid-single digits to the low twenties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments was fully constrained at June 30, 2024.
During the three and six months ended June 30, 2024 and 2023, we did not recognize a material amount of revenue pursuant to the Knight Agreement.
AstraZeneca AB (AstraZeneca)
In June 2015, we entered into a termination agreement with AstraZeneca (AstraZeneca Termination Agreement) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or other NHE3 products, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of June 30, 2024, to date in aggregate, we have recognized $40.2 million of the $75.0 million, which has been recorded as other cost of revenue on our condensed statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, we recognized $7.9 million and $12.6 million, respectively, as other cost of revenue related to the AstraZeneca Termination Agreement. During the three and six months ended June 30, 2023 we recognized $1.9 million and $3.0 million, respectively, as other cost of revenue related to the AstraZeneca Termination Agreement.
Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period, which are all attributable to the 2017 Kyowa Kirin Agreement (in thousands):

	2024		2023
	Current	Non-Current	Current	Non-Current
Balance at January 1,	$7,182	$8,644	$4,211	$9,025
Amounts invoiced as prepayments for product supply	731	5,213	816	3,478
Decrease for revenue recognized for product supply	(1,328)	—	(2,333)	—
Reclassify amounts to be recognized in the next twelve months	4,244	(4,244)	3,265	(3,265)
Balance at June 30,	$10,829	$9,613	$5,959	$9,238

NOTE 7. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES

In June 2022, we and HealthCare Royalty Partners IV, L.P. (HCR) entered into a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). Under the terms of the HCR Agreement, HCR has agreed to pay us up to $20.0 million in exchange for the royalty payments and commercial milestone payments (collectively, the Royalty Interest Payments) that we may receive under our 2017 License Agreement with Kyowa Kirin based upon Kyowa Kirin's net sales of tenapanor in Japan for hyperphosphatemia. As consideration for the sale of the Royalty Interest Payments, HCR paid to us a $10.0 million upfront payment in June 2022 and a $5.0 million payment, which we received in October 2023, as a result of Kyowa Kirin's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan. We are eligible to receive another $5.0 million payment in the event net sales by Kyowa Kirin in Japan exceed a certain annual target level by the end of 2025.

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

The $10.0 million upfront payment from HCR received in June 2022 and the $5.0 million payment received in October 2023 have been recorded as a deferred royalty obligation related to the sale of future royalties (deferred royalty obligation) on our balance sheets. Due to our ongoing manufacturing obligations under the 2017 Kyowa Kirin Agreement, we account for the proceeds as imputed debt and therefore will recognize royalties earned under the arrangement as non-cash royalty revenue. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin. As part of the sale, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, are being amortized to non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. As future royalties are remitted to us by Kyowa Kirin, and subsequently from us to HCR, the balance of the deferred royalty obligation will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be received from Kyowa Kirin under the 2017 Kyowa Kirin agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are made in U.S. dollars while the underlying sales of the products by Kyowa Kirin are made in Japanese yen, and other events or circumstances that could result in reduced royalty payments from Kyowa Kirin, which are not within our control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the deferred royalty obligation. We periodically assess the estimated royalty payments from Kyowa Kirin and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of June 30, 2024, our effective interest rate used to amortize the liability is 28.8%. During the three and six months ended June 30, 2024, we recognized $1.6 million and $3.3 million, respectively, of non-cash interest expense related to the deferred royalty obligation. During the three and six months ended June 30, 2023, we recognized $1.0 million and $1.9 million, respectively, of non-cash interest expense related to the deferred royalty obligation. As of June 30, 2024, we have received $0.4 million royalty payments from Kyowa Kirin and the deferred royalty obligation has been reduced accordingly.

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

In addition, the 2022 Loan Agreement, as amended, contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Four 2022 Term Loans, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Original Loan balance as a non-current liability as of June 30, 2024 due to principal repayments beginning in January 2027. We have concluded that the provisions that could cause acceleration of the principal repayments are remote.

As of June 30, 2024, our future payment obligations related to the 2022 Loan, excluding interest payments and the 2022 final fee, were as follows (in thousands):

Total repayment obligations	$104,950
Less: Unamortized discount and debt issuance costs	(1,047)
Less: Unaccreted value of final fee	(3,654)
Long-term debt	100,249
Less: Current portion of long-term debt	—
Long-term debt, net of current portion	$100,249
NOTE 9.  DERIVATIVE LIABILITIES
2018 Exit Fee
In May 2018, in connection with entering into the 2018 Loan Agreement, we entered into an agreement pursuant to which we agreed to pay $1.5 million in cash (2018 Exit Fee) upon any change of control transaction in respect of the Company or if we obtain both (i) U.S. FDA approval of XPHOZAH and (ii) U.S. FDA approval of IBSRELA, which was obtained on September 12, 2019 (2018 Exit Fee Agreement). Notwithstanding the February 2022 prepayment of the 2018 Loan, our obligation to pay the 2018 Exit Fee would have expired on May 16, 2028. We concluded that the 2018 Exit Fee was a freestanding derivative which was recorded at fair value as a derivative liability included in accrued expense and other current liabilities on the condensed balance sheets.
In October 2023, we received approval from the U.S. FDA for XPHOZAH to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered our obligation to pay the 2018 Exit Fee to the 2018 Lenders, which we paid in October 2023.

2022 Exit Fee
In February 2022, in connection with entering into the 2022 Original Loans, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Original Loan funded (2022 Exit Fee) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis (Revenue Milestone), tested monthly at the end of each month. The Term C and Term D Loans do not result in payment of an additional exit fee. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee is recorded as a derivative liability and included in accrued expenses and other current liabilities on the accompanying condensed balance sheets. During the three months ended June 30, 2024, we achieved the Revenue Milestone and therefore expect to pay the $1.0 million 2022 Exit Fee to the Agent. As of June 30, 2024 and December 31, 2023, the estimated fair value of the 2022 Exit Fee was $1.0 million and $0.7 million, respectively.
The fair value of the derivative liability was determined using a discounted cash flow analysis and was classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs prior to June 30, 2024. Specifically, the key assumptions included in the calculation of the estimated fair value of the 2022 Exit Fee derivative liability included: (i) our estimates of both the probability and timing of achieving the Revenue Milestone and (ii) the probability and timing of funding the Term B Loan, which was dependent upon (a) approval by the U.S. FDA for our NDA for the control of serum phosphorus in adult patients with CKD on dialysis by November 30, 2023, and (b) achievement of certain product revenue milestone targets. As of June 30, 2024, uncertainty around all of the noted valuation estimates had been removed, as the Term B Loan had been funded, the U.S. FDA had approved our NDA for the control of serum phosphorus in adult patients with CKD on dialysis prior to November 30, 2023, and we had achieved the Revenue Milestone.
Changes in the fair value of recurring measurements are presented as other income, net in our condensed statements of operations and comprehensive loss and were as follows for the six months ended June 30, 2024 and 2023 (in thousands):

	2024	2023
Fair value of exit fee derivative liabilities at January 1,	$675	$1,656
Changes in estimated fair value:
2018 Exit Fee	—	78
2022 Exit Fee	325	3
Fair value of exit fee derivative liabilities at June 30,	$1,000	$1,737
NOTE 10. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
The following table provides additional details of our facility leases presented in our condensed balance sheets (dollars in thousands):

Facilities	June 30, 2024	December 31, 2023
Right-of-use assets	$4,324	$5,589

Current portion of lease liabilities	3,550	4,435
Operating lease liability, net of current portion	1,096	1,725
Total lease liabilities	$4,646	$6,160

Weighted-average remaining life (years)	1.4	1.6
Weighted-average discount rate	6.7%	6.8%

The lease costs, which are included in operating expenses in our condensed statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$1,091	$1,064	$2,137	$2,128
Cash paid for operating lease	$1,221	$1,100	$2,386	$2,198
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of June 30, 2024 (in thousands):

Remainder of 2024	$2,487
2025	1,663
2026	604
2027	117
Thereafter	—
Total undiscounted operating lease payments	4,871
Imputed interest expenses	(225)
Total operating lease liabilities	4,646
Less: Current portion of operating lease liability	(3,550)
Operating lease liability, net of current portion	$1,096
NOTE 11. STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreements
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
In January 2023, we filed a Form S-3 registration statement, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the six months ended June 30, 2024 we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of June 30, 2024, we have sold 16.8 million shares of our common stock and received gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share under the 2023 Open Market Sales Agreement.

NOTE 12. EQUITY INCENTIVE PLANS
Stock-based compensation expense recognized for stock options, restricted stock units (RSUs), and our employee stock purchase program (ESPP) are recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$8,460	$2,303	$14,106	$4,391
Research and development	2,309	896	4,279	1,720
Total	$10,769	$3,199	$18,385	$6,111
As of June 30, 2024, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock option grants	$59,511	2.9
RSU grants	$50,934	3.2
ESPP	$204	0.2
Stock Options
A summary of our stock option activity and related information for the six months ended June 30, 2024 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2023	22,168	$4.20
Options granted	7,470	$8.39
Options exercised	(1,564)	$2.42
Options forfeited or canceled	(307)	$4.87
Balance at June 30, 2024	27,767	$5.42
Exercisable at June 30, 2024	13,276	$5.43
Restricted Stock Units
A summary of our RSUs activity and related information for the six months ended June 30, 2024 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2023	3,646	$3.09
Granted	5,549	$8.66
Vested	(1,090)	$5.72
Forfeited	(139)	$4.60
Non-vested restricted stock units at June 30, 2024	7,966	$6.58

Employee Stock Purchase Plan
During the six months ended June 30, 2024, we sold approximately 0.3 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $4.10 per share resulting in proceeds to us of approximately $1.0 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the six months ended June 30, 2024, we issued 41 thousand shares of our common stock to members of the board of directors in accordance with the program.
NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the six months ended June 30, 2024 and 2023, all potential common shares were determined to be anti-dilutive.

The following table sets forth the computation of net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2024	2023	2024	2023
Net loss	$(16,454)	$(17,121)	$(42,972)	$(43,894)
Denominator:
Shares used in computing net loss per share - basic and diluted	234,571	214,951	233,819	211,009
Net loss per share of common stock - basic and diluted	$(0.07)	$(0.08)	$(0.18)	$(0.21)
For the periods presented, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	27,818	20,659	27,250	20,260
Restricted stock units	7,971	3,008	7,497	2,969
ESPP shares issuable	168	278	197	242
Total	35,957	23,945	34,944	23,471

NOTE 14. CONTINGENCIES
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed a second amended complaint under which the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023. On March 22, 2024, the court granted defendants’ motion to dismiss. The court provided plaintiffs a third opportunity to amend and plaintiffs filed a third amended complaint on April 19, 2024. Defendants filed a motion to dismiss the third amended complaint on June 3, 2024. A hearing on the motion to dismiss is currently set for October 3, 2024. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
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
On July 17, 2024, the Company, in partnership with the American Association of Kidney Patients (AAKP) and the National Minority Quality Forum (NMQF), filed a lawsuit in the United States District Court for the District of Columbia against the Centers for Medicare & Medicaid Services (CMS), claiming that CMS has violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act (MIPPA), which established the ESRD PPS bundled payment system for dialysis services in 2008. Specifically, the lawsuit claims that CMS’s plan to move XPHOZAH, along with all oral-only drugs, into the ESRD PPS is inconsistent with MIPPA’s statutory provision, and contradicts CMS’s own regulations. XPHOZAH and other oral-only drugs, which are currently available to patients under Medicare Part D, are not administered by dialysis providers and cannot be taken during the delivery of maintenance dialysis. The Company, AAKP and NMQF are seeking relief under the Administrative Procedure Act to enjoin CMS from proceeding with its plan to include XPHOZAH in the ESRD PPS and eliminate coverage under Medicare Part D beginning on January 1, 2025.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2024, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of June 30, 2024.
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
Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (R&D) activities, including developing tenapanor and developing our proprietary drug discovery and design platform, as well as commercialization activities, including the marketing and sales of IBSRELA and XPHOZAH. We recognized our first product sales of IBSRELA in March 2022 and recognized our first product sales of XPHOZAH in November 2023. As of June 30, 2024, we had an accumulated deficit of $889.2 million.
We expect to continue to incur operating losses for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH, incur manufacturing and development cost for tenapanor, and incur additional expenses related to our ongoing operations and our pursuit of future business opportunities. To date, we have funded our operations from the sale of common stock and convertible preferred stock, funds from our collaboration partnerships, which includes license fees, milestones and product supply revenue, funds from our loan agreement with SLR Investment Corp. (SLR), as amended on August 1, 2022, February 9, 2023 and October 17, 2023 (collectively, the 2022 Loan Agreement), as well as from sales of IBSRELA and XPHOZAH.

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

We recognized our first sales of IBSRELA in the U.S. in March 2022. For our commercial launch of IBSRELA, we designed a market-responsive commercial strategy and built a commercial organization highly experienced in launching novel therapies into specialty areas. The dynamics of the IBS-C market reflect an established patient base, limited number of competitors all confined to a single mechanism of action, concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a favorable response to the IBSRELA product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on patients currently being managed for IBS-C by the approximately 9,000 high-writing healthcare providers who account for approximately 50% of IBS-C prescriptions. Central to our go to market strategy for IBSRELA has been our highly experienced specialty sales force, composed of many with existing relationships across their GI target base, and omnichannel digital initiatives.

We believe competition for IBSRELA comes largely from the three prescription products indicated for IBS-C: Linzess (linaclotide), Amitiza (lubiprostone) and Trulance (plecanatide). Generic lubiprostone is also available in the U.S. Additionally, over-the-counter products and prescription therapies, not indicated for IBS-C are commonly used to treat the constipation component of IBS-C, alone and in combination with the IBS-C-indicated prescription therapies.

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

XPHOZAH to Reduce Serum Phosphorus in Adults with CKD on dialysis as Add-on Therapy in Patients who have an Inadequate Response to Phosphate Binders or who are Intolerant of any Dose of Phosphate Binder Therapy

On October 17, 2023, XPHOZAH, a first-in-class phosphate absorption inhibitor, received approval from the U.S. FDA to market XPHOZAH in the U.S. to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. XPHOZAH has a differentiated mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. It is estimated that there are more than 550,000 adult patients with CKD on dialysis in the U.S. and approximately 80% of those patients are being treated with phosphate lowering therapies. In addition, approximately 70% of patients treated with phosphate binders to treat hyperphosphatemia were unable to consistently maintain phosphorous levels <=5.5 mg/dL over a six-month period. XPHOZAH is the first therapy for phosphate management that blocks phosphate absorption at the primary site of uptake.

We recognized our first sales of XPHOZAH in the U.S. in November 2023. For our commercial launch of XPHOZAH, we designed a market-responsive commercial strategy and built a commercial organization highly experienced and knowledgeable of the nephrology market. The dynamics of the hyperphosphatemia market reflect an established patient base, limited number of competitors all confined to a single mechanism of action, concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a high level of awareness, interest and intent to adopt XPHOZAH upon approval and favorable response to the XPHOZAH product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on patients currently being managed for hyperphosphatemia by the approximately 8,000 nephrology healthcare providers who write approximately 80% of phosphate lowering therapy prescriptions in the U.S. Central to our go to market strategy for XPHOZAH has been our highly experienced specialty sales force, many with existing relationships across their nephrology target base, and innovative omnichannel digital initiatives.

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

In March 2018, we entered into an exclusive license agreement with Knight (Knight Agreement) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million non-refundable, one-time payment in March 2018. We may also be eligible to receive approximately CAD 22.2 million for development and commercialization milestones, or approximately $16.2 million at the currency exchange rate on June 30, 2024, of which $0.7 million has been received and recognized as revenue as of June 30, 2024. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services.

In November 2017, we entered into an exclusive license agreement with Kyowa Kirin (2017 Kyowa Kirin Agreement) for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the 2017 Kyowa Kirin Agreement, we received a $30.0 million upfront payment from Kyowa Kirin, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been received and recognized as revenue as of June 30, 2024. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $52.8 million at the currency exchange rate on June 30, 2024, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement are remitted to HealthCare Royalty Partners IV, L.P. (HCR) upon receipt pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement).
On April 11, 2022, we entered into an amendment to the 2017 Kyowa Kirin Agreement (2022 Amendment). Under the terms of the 2022 Amendment, we and Kyowa Kirin agreed to a reduction in the royalty rate payable to us by Kyowa Kirin upon net sales of tenapanor in Japan. The royalty rate was reduced from the high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties we may receive under the 2017 Kyowa Kirin Agreement will be remitted to HCR pursuant to the HCR Agreement. As consideration for the reduction in the royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million, which was received and recognized as revenue as of September 2023 as described below.
In October 2022, we announced that Kyowa Kirin submitted an NDA to the Japanese MHLW for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $35.0 million for milestone payments and payments under the 2022 Amendment.
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with chronic kidney disease on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment. In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for patients in Japan and during the first quarter of 2024, we began to recognize non-cash royalty revenue related to the sale of future royalties, which is remitted to HCR in accordance with the HCR Agreement.
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
In October 2023, the U.S. FDA approved XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered an additional $3.0 million milestone payment to us under the terms of the Fosun Agreement, which we received during the first quarter of 2024. Also, in October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of irritable bowel syndrome with constipation (IBS-C). We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $8.0 million has been received and recognized as revenue as of June 30, 2024, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.

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
During the six months ended June 30, 2024, we did not adopt any new critical accounting policies and significant judgements and estimates.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Organization and Basis of Presentation to our condensed financial statements (see Part I, Item 1 Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).
Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through a combination of product sales and payments in connection with license, research and development collaborative agreements with our various collaboration partners. We realized our first commercial product sales of IBSRELA in March 2022 and our first commercial product sales of XPHOZAH in November 2023. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: the extent to which we are successful in our commercialization of IBSRELA and XPHOZAH; our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA and XPHOZAH by third-party payors; whether and the extent to which we are successful in our commercialization of XPHOZAH; any legislative, regulatory or judicial action is taken to further delay the inclusion of XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, in the ESRD PPS or adequacy of reimbursement and coverage of XPHOZAH beginning January 1, 2025 for all patients, regardless of insurance coverage, in the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD PPS is not taken; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our collaborators’ achievement of clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; addressing any competing technological and market developments; maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; attracting, hiring, and retaining qualified personnel; and the extent to which tenapanor or other licensed products are approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor or other licensed products, our ability to generate future revenue from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.

Cost of Goods Sold
Cost of product sales consists of the cost of commercial goods sold to our Customers. Other cost of revenue consists of the cost of materials sold to our international partners under product supply agreements, as well as payments due to AstraZeneca AB (AstraZeneca) based on sales of tenapanor. We capitalize inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the three and six months ended June 30, 2024 were expensed in periods prior to the commencement of capitalization of inventory costs for each respective product. We believe our cost of goods sold for the three and six months ended June 30, 2024 would have been $1.2 million and $2.4 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. We believe our cost of goods sold for the three and six months ended June 30, 2023 would have been $2.0 million and $2.4 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of June 30, 2024 and December 31, 2023, we had approximately $19.6 million and $21.8 million, respectively, of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of IBSRELA and XPHOZAH are recognized as revenue.
Other cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (AstraZeneca Termination Agreement) is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or other NHE3 products. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as other cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $40.2 million as other cost of revenue under the AstraZeneca Termination Agreement. See details in Note 6, Collaboration and Licensing Agreements, under AstraZeneca, in the notes to our financial statements of this Quarterly Report on Form 10-Q.
Research and Development
We recognize all research and development expenses as they are incurred to support the discovery, research, development and manufacturing of our products and product candidates. R&D expenses include, but are not limited to, the following:
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
RESULTS OF OPERATIONS
The results of operations as of June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any other interim period, or for any other future year.
Comparison of the three and six months ended June 30, 2024 and 2023
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Product sales, net	$72,591	$18,309	$54,282	296%	$116,103	$29,664	$86,439	291%
Product supply revenue	13	3,260	(3,247)	(100)%	2,139	3,262	(1,123)	(34)%
Licensing revenue	19	764	(745)	(98)%	36	776	(740)	(95)%
Non-cash royalty revenue related to the sale of future royalties	599	—	599	(a)	967	—	967	(a)
Total revenues	$73,222	$22,333	$50,889	228%	$119,245	$33,702	$85,543	254%
(a) Percent change is not meaningful.
Below is a summary of our net product sales by product (dollars in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Product sales, net:
IBSRELA	$35,445	$18,309	$17,136	94%	$63,806	$29,664	$34,142	115%
XPHOZAH	37,146	—	37,146	(a)	52,297	—	52,297	(a)
Total product sales, net	$72,591	$18,309	$54,282	296%	$116,103	$29,664	$86,439	291%
(a) Percent change is not meaningful.

The increase in product sales, net during the three and six months ended June 30, 2024 as compared to the same periods in 2023 is attributable to increased net product sales for IBSRELA, which is primarily driven by increased demand, as well as sales from XPHOZAH following the launch of the product in the fourth quarter of 2023.
The fluctuations in product supply revenue during the three and six months ended June 30, 2024 as compared to the same periods in 2023 are attributable to the timing of product supply shipments to Kyowa Kirin.
The decrease in licensing revenue during the three and six months ended June 30, 2024 as compared to the same periods in 2023 is primarily attributable to a one-time upfront payment we received from METiS Therapeutics Inc. during the prior year.
Non-cash royalty revenue during the three and six months ended June 30, 2024 is attributable to royalties from Kyowa Kirin for sales of PHOZEVEL in Japan, which we remit to HCR upon receipt in accordance with the HCR Agreement.
Cost of Goods Sold
Below is a summary of our cost of goods sold (dollars in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Cost of product sales	$1,405	$492	$913	186%	$2,418	$864	$1,554	180%
Other cost of revenue	8,031	2,997	5,034	168%	14,146	4,162	9,984	240%
Total cost of goods sold	$9,436	$3,489	$5,947	170%	$16,564	$5,026	$11,538	230%
The increase to cost of product sales during the three and six months ended June 30, 2024 as compared to the same periods in 2023 is primarily attributable to cost of goods sold for increased net product sales of IBSRELA and XPHOZAH.
The increase to other cost of revenue during the three and six months ended June 30, 2024 as compared to the same periods in 2023 is primarily attributable to an increase in payments due to AstraZeneca under the AstraZeneca Termination Agreement, driven by increases in our product sales, which is partially offset by cost of goods sold for decreased product supply sold to our collaboration partners.
Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Research and development	$12,762	$8,282	$4,480	54%	$23,341	$17,375	$5,966	34%
Selling, general and administrative	64,654	27,186	37,468	138%	117,648	53,989	63,659	118%
Total operating expenses	$77,416	$35,468	$41,948	118%	$140,989	$71,364	$69,625	98%

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
External R&D expenses	$4,503	$3,171	$1,332	42%	$7,255	$7,206	$49	1%
Employee-related expenses	6,515	4,038	2,477	61%	12,651	8,095	4,556	56%
Facilities, equipment and depreciation expenses	928	727	201	28%	1,836	1,357	479	35%
Other	816	346	470	136%	1,599	717	882	123%
Total research and development expenses	$12,762	$8,282	$4,480	54%	$23,341	$17,375	$5,966	34%

The increase in our R&D expenses during the three and six months ended June 30, 2024 as compared to the same periods in 2023 is primarily the result of increased engagement with the scientific communities in the areas of gastroenterology and nephrology, clinical trial, and pharmacovigilance activities. The increase in employee-related R&D expenses is the result of increases in headcount and related personnel costs, including stock-based compensation expense which increased by $1.4 million and $2.6 million, respectively, during the three and six months ended June 30, 2024 as compared to the same periods in 2023.
Selling, General and Administrative
The increase in selling, general and administrative expenses during the three and six months ended June 30, 2024 as compared to the same periods in 2023 is primarily due to increased costs associated with the commercialization of IBSRELA and XPHOZAH and increases in expenses associated with administrative support functions as our company has grown in headcount and activity level. The increases consisted of external spending for disease awareness initiatives, commercial infrastructure, and strategy, as well as headcount and related personnel costs, including stock-based compensation expense which increased by $6.2 million and $9.7 million, respectively, during the three and six months ended June 30, 2024 as compared to the same periods in 2023.
Interest Expense
Below is a summary of our interest expense (dollars in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Interest expense	$(3,326)	$(1,075)	$(2,251)	209%	$(5,682)	$(2,103)	$(3,579)	170%
The increase in interest expense during the three and six months ended June 30, 2024 as compared to the same periods in 2023 is due to a larger loan balance outstanding following the draw of an additional $22.5 million for the Term B Loan in October 2023 and $50.0 million for the Term C Loan in March 2024, as well as a higher variable interest rate applied to our loan balance primarily resulting from market fluctuations.

Non-Cash Interest Expense Related to the Sale of Future Royalties
Below is a summary of our non-cash interest expense (dollars in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Non-cash interest expense related to the sale of future royalties	$(1,576)	$(968)	$(608)	63%	$(3,278)	$(1,937)	$(1,341)	69%
The increase in non-cash interest expense related to the sales of future royalties during the three and six months ended June 30, 2024 as compared to the same periods in 2023 is due to a higher liability balance following the receipt a $5.0 million payment in October 2023 as a result of Kyowa Kirin's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, as well as prospective adjustments to the imputed interest rate and the related amortization of the deferred royalty obligation.
Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Three Months Ended June 30,		Change 2024 vs. 2023		Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Other income, net	$2,145	$1,546	$599	39%	$4,484	$2,848	$1,636	57%
The increase in other income, net during the three and six months ended June 30, 2024 as compared to the same periods in 2023 is primarily due to increased income on our investments resulting from both higher interest rates and larger investment balances throughout the period.
Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and short-term investments (dollars in thousands):

	June 30, 2024	December 31, 2023	Change $	Change %
Cash and cash equivalents	$41,890	$21,470	$20,420	95%
Short-term investments	144,071	162,829	(18,758)	(12)%
Total liquid funds	$185,961	$184,299	$1,662	1%
As of June 30, 2024, we had cash, cash equivalents and short-term investments of approximately $186.0 million.
In January 2023, we filed a registration statement of Form S-3, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the three months ended June 30, 2024 and 2023, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of June 30, 2024, we have sold 16.8 million shares of our common stock and received gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share under the 2023 Open Market Sales Agreement.

In February 2022, we entered into a loan and security agreement (2022 Loan Agreement) with SLR Investment Corp (SLR). The 2022 Loan Agreement was subsequently amended on August 1, 2022 and February 9, 2023. The 2022 Loan Agreement as amended through February 9, 2023 provides for a senior secured term loan facility, with $27.5 million funded at closing (the Term A Loan) and an additional $22.5 million that we could borrow on or prior to December 20, 2023; provided that (i) we received approval by the U.S. FDA for our NDA for XPHOZAH by November 30, 2023 and (ii) we achieved certain product revenue milestone targets described in the 2022 Loan Agreement (the Term B Loan). During the three months ending June 30, 2024, we achieved the Revenue Milestone and therefore expect to pay the $1.0 million 2022 Exit Fee to the Agent.
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
We have incurred operating losses since inception in 2007 and our accumulated deficit as of June 30, 2024 is $889.2 million. Our primary sources of cash have been from the sale of common stock (in both public offerings and private placements), private placements of convertible preferred stock, funds from our collaboration partnerships, funds from our 2018 Loan Agreement, as amended, and 2022 Loan Agreement, as amended, as well as from product sales. Our primary uses of cash have been to fund operating expenses, primarily research and development expenditures, as well as pre-commercial and commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We addressed our operating cash flow requirements through cash generated from product sales of IBSRELA and XPHOZAH, proceeds from the sale of shares of our common stock under our at-the-market offering, from the receipt of milestones payments from our collaboration partners and payments from Kyowa Kirin under the 2022 Amendment to our License Agreement, which were received in October 2023, and from proceeds of the Term B and Term C Loans. We believe our available cash, cash equivalents and short-term investments as of June 30, 2024 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.
Our future funding requirements will depend on many factors, including, but not limited to:

•the extent to which we are able to generate product revenue from sales of IBSRELA and XPHOZAH;

•whether any legislative, regulatory or judicial action is taken to further delay the inclusion of XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, in the ESRD PPS, which would otherwise occur on January 1, 2025;
•the adequacy of reimbursement and coverage of XPHOZAH beginning January 1, 2025 for all patients, regardless of insurance coverage, in the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD PPS is not taken;
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
CASH FLOW ACTIVITIES
The following table summarizes our cash flows (dollars in thousands):

	Six Months Ended June 30,		Change 2024 vs. 2023
	2024	2023	$	%
Net cash used in operating activities	$(55,120)	$(59,532)	$4,412	(7)%
Net cash provided by (used in) investing activities	20,961	(68,984)	89,945	(130)%
Net cash provided by financing activities	54,579	62,434	(7,855)	(13)%
Net increase (decrease) in cash and cash equivalents	$20,420	$(66,082)	$86,502	(131)%
Cash Flows from Operating Activities
Net cash used in operating activities during the six months ended June 30, 2024 decreased by $4.4 million as compared to the same period in 2023 primarily due to adjustments to reconcile net loss to net cash used in operating activities such as stock-based compensation, as well as changes in our operating assets and liabilities.
Cash Flows from Investing Activities
Net cash provided investing activities during the six months ended June 30, 2024 increased by $89.9 million as compared to the same period in 2023 primarily due to the timing of our investment maturities and purchases.
Cash Flows from Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2024 decreased by $7.9 million as compared to the same period in 2023 primarily due to the receipt of $62.1 million from the issuance of common stock under the 2021 Open Market Sales Agreement in 2023. We have not received any proceeds under the 2021 Open Market Sales Agreement in 2024. Largely offsetting the decrease were $49.8 million net proceeds from the Term C Loan received in March 2024, as well as from the issuance of common stock under our equity incentive and stock purchase plans.

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
As of June 30, 2024, we had cash, cash equivalents and short-term investments of $186.0 million, which consisted of bank deposits and money market funds, as well as high quality fixed income instruments including commercial paper, U.S. government-sponsored agency bonds, corporate bonds and asset-backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the 2022 Loan as amended bear interest at a floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $0.3 million for the six months ended June 30, 2024. As of June 30, 2024, we had an aggregate principal amount of $100.0 million outstanding pursuant to our 2022 Loan Agreement.
Foreign Currency Risk. The majority of our transactions are denominated in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily Swiss francs and the euro, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, non-cash royalty revenue related to the sale of future royalties, assets and liabilities associated with a limited number of manufacturing activities.
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
As of June 30, 2024, we had no open forward foreign currency exchange contracts.
ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the six months ended June 30, 2024 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II.       OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed a second amended complaint under which the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023. On March 22, 2024, the court granted defendants’ motion to dismiss. The court provided plaintiffs a third opportunity to amend and plaintiffs filed a third amended complaint on April 19, 2024. Defendants filed a motion to dismiss the third amended complaint on June 3, 2024. A hearing on the motion to dismiss is currently set for October 3, 2024. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
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
On July 17, 2024, the Company, in partnership with the American Association of Kidney Patients (AAKP) and the National Minority Quality Forum (NMQF), filed a lawsuit in the U.S. District Court for the District of Columbia against the Centers for Medicare & Medicaid Services (CMS), claiming that CMS has violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act (MIPPA), which established the ESRD PPS bundled payment system for dialysis services in 2008. Specifically, the lawsuit claims that CMS’s plan to move XPHOZAH, along with all oral-only drugs, into the ESRD PPS is inconsistent with MIPPA’s statutory provision, and contradicts CMS’s own regulations. XPHOZAH and other oral-only drugs, which are currently available to patients under Medicare Part D, are not administered by dialysis providers and cannot be taken during the delivery of maintenance dialysis. The Company, AAKP and NMQF are seeking relief under the Administrative Procedure Act to enjoin CMS from proceeding with its plan to include XPHOZAH in the ESRD PPS and eliminate coverage under Medicare Part D beginning on January 1, 2025.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2024, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of June 30, 2024.

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

Risks Related to our Financial Condition and Capital Requirements

We are not profitable and have incurred significant losses since our inception, and we expect to continue to incur operating losses in the future as we commercialize IBSRELA® and XPHOZAH®, incur manufacturing and development costs for tenapanor, and incur additional expenses related to our ongoing operations and our pursuit of future business opportunities.

In March 2022, we commenced the commercialization of our first product, IBSRELA® (tenapanor) for the treatment of irritable bowel syndrome with constipation (IBS-C) in adult patients. In November 2023, we commenced the commercialization of XPHOZAH® (tenapanor) for the reduction of serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy.

We are not profitable and have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and additional expenses related to our ongoing operations. As of June 30, 2024, we had an accumulated deficit of $889.2 million.

We expect to continue to incur operating losses for the foreseeable future as we commercialize IBSRELA and XPHOZAH, incur manufacturing and development costs for tenapanor, and incur additional expenses related to our ongoing operations and our pursuit of future business opportunities.

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

We will require additional financing for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH in the U.S. and incur additional expenses related to our ongoing operations. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or XPHOZAH, or to delay or limit our pursuit of other future business opportunities.

We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with our efforts to commercialize IBSRELA and XPHOZAH; conducting pediatric clinical trials for IBSRELA; manufacturing for IBSRELA and XPHOZAH and research and development related to potential new product candidates. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA or XPHOZAH, or to otherwise limit aspects of our business. Our future funding requirements will depend on many factors, including, but not limited to:

•the extent to which we are able to generate product revenue from sales of IBSRELA and XPHOZAH;
•whether any legislative or judicial action is taken to further delay the inclusion of XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, in the ESRD PPS, which would otherwise occur on January 1, 2025;
•the adequacy of reimbursement and coverage of XPHOZAH beginning January 1, 2025 for all patients, regardless of insurance coverage, in the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD PPS is not taken;
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

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to limit or reduce our commercialization of IBSRELA or XPOHZAH, delay or limit additional clinical trials for tenapanor, or delay or limit our pursuit of other future business opportunities. Additionally, our inability to access capital on a timely basis and on terms that are acceptable to us may force us to restructure certain aspects of our business or identify and complete one or more strategic collaborations or other transactions in order to fund the commercialization of IBSRELA or XPHOZAH through the use of alternative structures.

We have generated limited revenue from product sales and may never be profitable.

We began selling IBSRELA in the U.S. in March 2022 and have recognized approximately $159.5 million in net revenue from product sales of IBSRELA through June 30, 2024. We began selling XPHOZAH in the U.S. in November 2023 and have recognized approximately $54.8 million in net revenue from product sales of XPHOZAH through June 30, 2024. We have no other products approved for sale.

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
•whether any legislative or judicial action is taken to further delay the inclusion of XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, in the ESRD PPS, which would otherwise occur on January 1, 2025;
•the adequacy of reimbursement and coverage of XPHOZAH beginning January 1, 2025 for all patients, regardless of insurance coverage, in the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD PPS is not taken;
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

With respect to our commercialization of IBSRELA and XPHOZAH, our revenue will be dependent, in part, upon the size of the markets in the U.S., the label for which approval was granted, accepted price for the product, and the ability to secure and maintain adequate reimbursement. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the U.S., there is additional uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which is being marketed for the reduction of serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. Our ability to generate and sustain future revenues from sales of XPHOZAH, will be significantly dependent upon whether and when XPHOZAH, along with other oral drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS. See “—Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue” and “—In the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD PPS is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be covered under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” below.

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

Our ability to maintain adequate coverage and reimbursement for XPHOZAH significantly depends upon whether and when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS. Absent legislative, regulatory or judicial action, XPHOZAH will enter the ESRD PPS on January 1, 2025, and separate reimbursement under Medicare Part D will no longer be available, which will negatively and materially impact our sales of XPHOZAH. See “—Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue” and “—In the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD PPS is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be covered under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” below.

Even if legislative, regulatory or judicial action is taken to delay the inclusion of oral only drugs in the ESRD PPS, the commercial success of XPHOZAH will depend on a number of factors, including the following:

•the length of any such legislative, regulatory or judicial delay in the inclusion of oral only drugs in the ESRD PPS;
•when, and the manner in which, XPHOZAH and other oral ESRD-related drugs without an injectable or intravenous equivalent are bundled into the ESRD PPS, including the length of any applicable TDAPA period, and the amount of the add-on payment available during the TDAPA period, and whether, and the extent to which, the ESRD PPS base rate is adjusted following any applicable TDAPA period, in the event that legislative, regulatory or judicial action is taken to delay but not ultimately prevent the inclusion of oral only drugs in the ESRD PPS;
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

In the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD PPS is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, after which time, coverage for XPHOZAH for Medicare beneficiaries will no longer be available under Medicate Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.

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

On June 27, 2024, CMS released the proposed Calendar Year 2025 ESRD PPS rule (CY 2025 Proposed Rule) in which CMS confirmed its intention to bring XPHOZAH other oral ESRD-related drugs without and injectable or intravenous equivalent into the ESRD PPS beginning January 1, 2025, and to cease separate payment for XPHOZAH and other such drugs under Medicare Part D on such date. CMS also provided specific guidance as to how it intends to bundle XPHOZAH into the ESRD PPS indicating that it does not intend to introduce XPHOZAH into the ESRD PPS in the same manner that it intends to introduce all other phosphate lowering medications. Rather, CMS has determined that the Transitional Drug Add on Payment Adjustment (TDAPA) for new renal dialysis drugs applies to XPHOZAH. Under the CMS guidance for new renal dialysis drugs, in order to ensure TDAPA availability on January 1, 2025, a TDAPA application should be filed in the application period ending on July 1, 2024. Additionally, CMS’s determination to introduce XPHOZAH into the ESRD PPS through a different pathway than that through which phosphate binders will be introduced suggests CMS’ current intention to limit the utilization data considered in determining the amount of a permanent base rate adjustment after the TDAPA period to the utilization data collected for the phosphate binders, excluding XPHOZAH utilization from such permanent base rate adjustment analysis.

With review and analysis of the CY 2025 Proposed Rule, we determined that filing for TDAPA at this time is not in the best interest of patients or our XPHOZAH business, and on July 2, 2024, we announced that we did not file an application for TDAPA on or prior to July 1, 2024. CMS’s determination to bring XPHOZAH into the ESRD PPS will materially and adversely impact our XPHOZAH business, and our profitability, results of operations, financial condition and prospects will be materially and adversely impacted.

The extent to which the inclusion of XPHOZAH in the ESRD PPS will materially and adversely impact our XPHOZAH business is dependent on the following:

•the extent to which access to XPHOZAH is restricted by the dialysis providers and the extent to which such restrictions will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage; and
•the extent to which the separate payment for XPHOZAH for Medicare beneficiaries under Medicare Part D will influence the payment decisions of other payors and the extent to which payment XPHOZAH will continue to be paid for as a pharmacy benefit for non-Medicare patients.

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

In the U.S., the principal decisions about coverage and reimbursement for new drugs are typically made by CMS, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree.

On June 27, 2024, CMS released the CY 2025 Proposed Rule in which CMS confirmed its intention to bring XPHOZAH and all oral only drugs in to the ESRD PPS beginning January 1, 2025, and to cease separate payment for XPHOZAH and all oral only drugs under Medicare Part D on such date. In the event of no legislative, regulatory or judicial action, XPHOZAH, along with other oral ESRD related drugs without injectable or intravenous equivalents, will be included in the ESRD PPS beginning on January 1, 2025. Should XPHOZAH be brought into the ESRD PPS bundle in 2025, or at any time, we may be unable to sell XPHOZAH to dialysis providers on a profitable basis. See “—In the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD PPS is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be covered under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” above for a more detailed discussion related to the risks that may occur if XPHOZAH is brought into the ESRD PPS bundle.

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

On February 23, 2022, we entered into a loan and security agreement with SLR (Lender) pursuant to which the Lender agreed to provide us with a loan facility for up to $50.0 million with a maturity date of March 1, 2027, and on August 1, 2022, February 9, 2023 and October 17, 2023, we entered into amendments to the loan and security agreement (collectively, the 2022 Loan Agreement). The loan was funded in the amount of $27.5 million on February 23, 2022 and additional amounts of $22.5 million and $50.0 million were drawn on October 19, 2023, and March 1, 2024, respectively. In addition, subject to the Lender approval of its investment committee, we may be able to draw up to an additional $50.0 million by December 31, 2026. Until we have repaid all funded indebtedness, the 2022 Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

Moreover, on June 27, 2024, CMS released the CY 2025 Proposed Rule in which CMS confirmed its intention to bring XPHOZAH and all oral only drugs in to the ESRD PPS beginning January 1, 2025, and to cease separate payment for XPHOZAH and all oral only drugs under Medicare Part D on such date. Our ability to maintain adequate coverage and reimbursement for XPHOZAH significantly depends upon whether and when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS. Absent legislative, regulatory or judicial action, XPHOZAH will enter the ESRD PPS on January 1, 2025, which means it will no longer be covered by Medicare Part D, which will negatively and materially impact our sales of XPHOZAH. See “—In the event that legislative, regulatory or judicial action to further delay the inclusion of oral only drugs in the ESRD PPS is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be covered under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” above.

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
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2024, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares Available to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
David Rosenbaum, Chief Development Officer	Adoption	May 17, 2024	X		179,564	January 31, 2025
Justin Renz, Chief Financial and Operations Officer	Adoption	May 22, 2024	X		127,041	December 30, 2024
Robert Blanks, Chief Regulatory Officer	Adoption	June 4, 2024	X		339,501	January 13, 2025
*Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
**Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

ITEM 6.       Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/20/2023	3.1

3.3	Amended and Restated Bylaws.	8-K	6/24/2014	3.2

10.1#	Ardelyx, Inc. Amended and Restated 2014 Equity Incentive Award Plan.				X

10.2#	Ardelyx, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Statements of Changes in Stockholders Equity for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (v) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X

# Indicates management contract or compensatory plan.
*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is deemed furnished and not filed with the Securities and Exchange Commission is not to be incorporated by reference into any filing of Ardelyx, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 1, 2024	By:	/s/ Robert Felsch
Robert Felsch
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)