Form 10-Q
period 2024-09-30
ARDELYX, INC.
filed 2024-10-31
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of October 25, 2024, was 236,854,270.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•whether any legislative, regulatory or judicial action is taken to further delay or prevent the inclusion of XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, into the ESRD prospective payment system (ESRD PPS) which would otherwise occur on January 1, 2025;
•the adequacy of reimbursement and coverage of XPHOZAH beginning January 1, 2025 for all patients, regardless of insurance coverage, in the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD PPS is not taken;
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

SUMMARY OF PRINCIPAL RISKS ASSOCIATED WITH OUR BUSINESS

The principal risks and uncertainties affecting our business include the following:

•We have incurred losses in each year since our inception, and we expect to continue to incur operating losses in the future as we commercialize IBSRELA® and XPHOZAH®, incur manufacturing and development costs for tenapanor, and incur additional expenses related to our ongoing operations and our pursuit of future business opportunities and incur research and development costs.
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
•We have generated limited revenue from product sales and may never be profitable for a full fiscal year.
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
•In the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD prospective payment system (ESRD PPS) is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, after which time, coverage for XPHOZAH for Medicare beneficiaries will no longer be available under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.

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

ARDELYX, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,429	$21,470
Short-term investments	142,973	162,829
Accounts receivable	53,195	22,031
Inventory	11,378	12,448
Prepaid commercial manufacturing	16,663	18,925
Prepaid expenses and other current assets	12,460	8,408
Total current assets	284,098	246,111
Inventory, non-current	73,780	37,039
Prepaid commercial manufacturing, non-current	—	4,235
Right-of-use assets	3,625	5,589
Property and equipment, net	1,028	1,009
Other assets	5,332	3,596
Total assets	$367,863	$297,579
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,824	$11,138
Accrued compensation and benefits	11,541	12,597
Current portion of operating lease liability	2,567	4,435
Deferred revenue	7,272	7,182
Accrued expenses and other current liabilities	33,295	15,041
Total current liabilities	70,499	50,393
Operating lease liability, net of current portion	1,218	1,725
Long-term debt	100,707	49,822
Deferred revenue, non-current	12,770	8,644
Deferred royalty obligation related to the sale of future royalties	24,372	20,179
Total liabilities	209,566	130,763
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 236,890,431 and 232,453,190 shares issued and outstanding as of September 30, 2024 and December 31, 2023	24	23
Additional paid-in capital	1,048,073	1,012,773
Accumulated deficit	(889,985)	(846,204)
Accumulated other comprehensive income	185	224
Total stockholders’ equity	158,297	166,816
Total liabilities and stockholders’ equity	$367,863	$297,579

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$92,090	$22,285	$208,193	$51,949
Product supply revenue	5,322	2,092	7,461	5,354
Licensing revenue	20	32,014	56	32,790
Non-cash royalty revenue related to the sale of future royalties	809	—	1,776	—
Total revenues	98,241	56,391	217,486	90,093
Cost of goods sold:
Cost of product sales	1,715	644	4,133	1,508
Other cost of revenue	14,013	7,048	28,159	11,210
Total cost of goods sold	15,728	7,692	32,292	12,718
Operating expenses:
Research and development	15,310	8,637	38,651	26,012
Selling, general and administrative	64,970	32,664	182,618	86,653
Total operating expenses	80,280	41,301	221,269	112,665
Income (loss) from operations	2,233	7,398	(36,075)	(35,290)
Interest expense	(3,357)	(1,107)	(9,039)	(3,210)
Non-cash interest expense related to the sale of future royalties	(1,924)	(922)	(5,202)	(2,859)
Other income, net	2,282	1,460	6,766	4,308
Income (loss) before provision for income taxes	(766)	6,829	(43,550)	(37,051)
Provision for income taxes	43	200	231	214
Net income (loss)	$(809)	$6,629	$(43,781)	$(37,265)
Net income (loss) per share of common stock - basic and diluted	$(0.00)	$0.03	$(0.19)	$(0.17)
Shares used in computing net income (loss) per share - basic	235,911,399	222,782,229	234,516,305	214,976,555
Shares used in computing net income (loss) per share - diluted	235,911,399	227,894,335	234,516,305	214,976,555
Comprehensive income (loss):
Net income (loss)	$(809)	$6,629	$(43,781)	$(37,265)
Unrealized gains (losses) on available-for-sale securities	286	9	(39)	(147)
Comprehensive income (loss)	$(523)	$6,638	$(43,820)	$(37,412)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Nine Months ended September 30, 2024 and 2023
(Unaudited)
(in thousands, except shares)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2024	235,401,398	$23	$1,036,244	$(889,176)	$(101)	$146,990
Issuance of common stock under employee stock purchase plan	226,297	—	1,189	—	—	1,189
Issuance of common stock upon exercise of options	663,358	1	1,507	—	—	1,508
Issuance of common stock upon vesting of restricted stock units	599,378	—	—	—	—	—
Stock-based compensation	—	—	9,133	—	—	9,133
Unrealized gains on available-for-sale securities	—	—	—	—	286	286
Net loss	—	—	—	(809)	—	(809)
Balance as of September 30, 2024	236,890,431	$24	$1,048,073	$(889,985)	$185	$158,297

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	232,453,190	$23	$1,012,773	$(846,204)	$224	$166,816
Issuance of common stock under employee stock purchase plan	479,609	—	2,227	—	—	2,227
Issuance of common stock for services	40,549	—	257	—	—	257
Issuance of common stock upon exercise of options	2,227,627	1	5,298	—	—	5,299
Issuance of common stock upon vesting of restricted stock units	1,689,456	—	—	—	—	—
Stock-based compensation	—	—	27,518	—	—	27,518
Unrealized losses on available-for-sale securities	—	—	—	—	(39)	(39)
Net loss	—	—	—	(43,781)	—	(43,781)
Balance as of September 30, 2024	236,890,431	$24	$1,048,073	$(889,985)	$185	$158,297

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2023	217,862,921	$22	$947,380	$(824,031)	$(210)	$123,161
Issuance of common stock under employee stock purchase plan	269,739	—	670	—	—	670
Issuance of common stock upon exercise of options	28,227	—	40	—	—	40
Issuance of common stock upon vesting of restricted stock units	211,277	—	—	—	—	—
Issuance of common stock in at-the-market offerings	13,760,968	1	57,162	—	—	57,163
Stock-based compensation	—	—	3,489	—	—	3,489
Unrealized gains on available-for-sale securities	—	—	—	—	9	9
Net income	—	—	—	6,629	—	6,629
Balance as of September 30, 2023	232,133,132	$23	$1,008,741	$(817,402)	$(201)	$191,161

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	198,575,016	$20	$878,500	$(780,137)	$(54)	$98,329
Issuance of common stock under employee stock purchase plan	435,708	—	808	—	—	808
Issuance of common stock for services	86,095	—	337	—	—	337
Issuance of common stock upon exercise of options	127,221	—	251	—	—	251
Issuance of common stock upon vesting of restricted stock units	634,351	—	—	—	—	—
Issuance of common stock in at-the-market offerings	32,274,741	3	119,245	—	—	119,248
Stock-based compensation	—	—	9,600	—	—	9,600
Unrealized losses on available-for-sale securities	—	—	—	—	(147)	(147)
Net loss	—	—	—	(37,265)	—	(37,265)
Balance as of September 30, 2023	232,133,132	$23	$1,008,741	$(817,402)	$(201)	$191,161

The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(43,781)	$(37,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,548	930
Non-cash lease expense	2,973	2,690
Stock-based compensation	27,518	9,600
Non-cash interest expense	5,420	3,093
Non-cash royalty revenue related to the sale of future royalties	(1,776)	—
Other, net	(3,577)	(1,483)
Changes in operating assets and liabilities:
Accounts receivable	(31,164)	(35,530)
Inventory	(35,671)	(19,152)
Prepaid commercial manufacturing	6,497	(3,609)
Prepaid expenses and other assets	(5,759)	(2,671)
Accounts payable	3,686	(3,123)
Accrued compensation and benefits	(1,056)	809
Operating lease liabilities	(3,388)	(2,880)
Accrued and other liabilities	19,695	6,466
Deferred revenue	4,216	1,126
Net cash used in operating activities	(54,619)	(80,999)
Investing activities
Proceeds from maturities and redemptions of investments	120,354	36,264
Purchases of investments	(96,634)	(137,644)
Purchases of property and equipment	(418)	(301)
Net cash provided by (used in) investing activities	23,302	(101,681)
Financing activities
Proceeds from 2022 Loan Agreement, net of issuance costs	49,750	—
Proceeds from issuance of common stock in at the market offering, net of issuance costs	—	119,248
Proceeds from issuance of common stock under equity incentive and stock purchase plans	7,526	1,059
Net cash provided by financing activities	57,276	120,307
Net increase (decrease) in cash and cash equivalents	25,959	(62,373)
Cash and cash equivalents at beginning of period	21,470	96,140
Cash and cash equivalents at end of period	$47,429	$33,767
Supplementary disclosure of cash flow information:
Cash paid for interest	$6,962	$2,692
Cash paid for income taxes	$272	$19
Supplementary disclosure of non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$1,010	$339
Issuance of common stock for services	$257	$337
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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the entire year ending December 31, 2024, or for any other interim period or future year.
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
Liquidity
As of September 30, 2024, we had cash, cash equivalents and short-term investments of approximately $190.4 million. We have incurred operating losses since inception in 2007 and our accumulated deficit as of September 30, 2024 is $890.0 million. We have addressed our operating cash flow requirements through cash generated from product sales of IBSRELA and XPHOZAH, proceeds from the sale of shares of our common stock under our at-the-market offering, the receipt of milestone payments from our collaboration partners and payments from our Japanese collaboration partner under the second amendment to our License Agreement, and funds from our loan agreements with SLR Investment Corp. (SLR), as amended. We believe our available cash, cash equivalents and short-term investments as of September 30, 2024 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these condensed financial statements.
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

NOTE 2. CASH, CASH EQUIVALENTS AND INVESTMENTS
Securities classified as cash, cash equivalents and short-term investments as of September 30, 2024 and December 31, 2023 are summarized below (in thousands):

	September 30, 2024
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$7,560	$—	$—	$7,560
Money market funds	39,869	—	—	39,869
Total cash and cash equivalents	47,429	—	—	47,429
Short-term investments:
U.S. government-sponsored agency bonds	$53,052	$52	$(6)	$53,098
U.S. treasury securities	36,697	47	(1)	36,743
Commercial paper	30,738	54	—	30,792
Corporate bonds	17,371	37	—	17,408
Asset-backed securities	2,975	3	—	2,978
Yankee bonds	1,955	—	(1)	1,954
Total short-term investments	142,788	193	(8)	142,973
Total cash, cash equivalents and investments	$190,217	$193	$(8)	$190,402

	December 31, 2023
		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents:
Cash	$2,829	$—	$—	$2,829
Money market funds	18,641	—	—	18,641
Total cash and cash equivalents	21,470	—	—	21,470
Short-term investments:
U.S. government-sponsored agency bonds	$101,892	$235	$(34)	$102,093
Commercial paper	49,630	41	(17)	49,654
Asset-backed securities	8,628	2	(5)	8,625
U.S. treasury securities	2,455	2	—	2,457
Total short-term investments	162,605	280	(56)	162,829
Total cash, cash equivalents and investments	$184,075	$280	$(56)	$184,299
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

All of our available-for sale securities held as of September 30, 2024 and December 31, 2023 had contractual maturities of less than one year. Our available-for-sale securities are subject to a periodic impairment review. We consider a debt security to be impaired when its fair value is less than its carrying cost, in which case we would further review the investment to determine whether it is other-than-temporarily impaired. When we evaluate an investment for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, intent to sell, and whether it is more likely than not we will be required to sell the investment before the recovery of its cost basis. If an investment is other-than-temporarily impaired or subject to credit losses, we write it down through the statement of operations and comprehensive income (loss) to its fair value and establish that value as a new cost basis for the investment. Our unrealized losses as of September 30, 2024 and December 31, 2023 were not material. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of September 30, 2024 and December 31, 2023, and no investment was in a continuous unrealized loss position for more than one year. As such, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.

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

The following table sets forth the fair value of our financial assets and liabilities that are measured or disclosed on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2024
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$39,869	$39,869	$—	$—
U.S. government-sponsored agency bonds	53,098	—	53,098	—
U.S. treasury securities	36,743	—	36,743	—
Commercial paper	30,792	—	30,792	—
Corporate bonds	17,408	—	17,408	—
Asset-backed securities	2,978	—	2,978	—
Yankee bonds	1,954	—	1,954	—
Total	$182,842	$39,869	$142,973	$—

	December 31, 2023
	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,641	$18,641	$—	$—
U.S. government-sponsored agency bonds	102,093	—	102,093	—
Commercial paper	49,654	—	49,654	—
Asset-backed securities	8,625	—	8,625	—
U.S. treasury securities	2,457	—	2,457	—
Total	$181,470	$18,641	$162,829	$—

Liabilities:
Derivative liability for exit fees	$675	$—	$—	$675
Total	$675	$—	$—	$675
Where quoted prices are available in an active market, securities are classified as Level 1. We classify money market funds as Level 1. When quoted market prices are not available for the specific security, we estimate fair value by using benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We classify U.S. government-sponsored agency bonds, U.S. treasury securities, commercial paper, corporate bonds, asset-backed securities, and Yankee bonds as Level 2. In certain cases, where there is limited activity or less transparency around inputs to valuation, securities or derivative liabilities, such as the 2022 Exit Fee valuation as of December 31, 2023, as defined and discussed in Note 9. Derivative Liabilities, are classified as Level 3. The conditions for payment of the 2022 Exit Fee were met at the measurement date of June 30, 2024 and it was therefore valued at its full contractual amount of $1.0 million as of that date. The 2022 Exit Fee was included in accounts payable and accrued liabilities on the accompanying condensed balance sheets at $1.0 million and $0.7 million as of September 30, 2024 and December 31, 2023, respectively.

The carrying amounts reflected in the condensed balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values at both September 30, 2024 and December 31, 2023 due to their short-term nature.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of September 30, 2024 and December 31, 2023.

Fair Value of Debt

The principal amount outstanding under our term loan facilities is subject to a variable interest rate. Therefore, we believe the carrying amount of the term loan facility approximates fair value as of September 30, 2024 and December 31, 2023. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.

The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of September 30, 2024 and December 31, 2023 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin Co., Ltd. (Kyowa Kirin) over the life of the agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

NOTE 4. INVENTORY
Inventory as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$25,992	$22,920
Work in process	57,335	24,582
Finished goods	1,831	1,985
Total	$85,158	$49,487
Reported as:
Inventory	$11,378	$12,448
Inventory, non-current	73,780	37,039
Total	$85,158	$49,487

In addition to inventory, we had prepaid commercial manufacturing of $16.7 million and $23.2 million as of September 30, 2024 and December 31, 2023, respectively, which consisted of prepayments to third party contract manufacturing organizations, including prepayments of zero and $4.2 million as of September 30, 2024 and December 31, 2023 that are expected to be converted into inventory after 12 months.

NOTE 5. REVENUE
Total revenues during the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales, net:
IBSRELA	$40,638	$22,285	$104,444	$51,949
XPHOZAH	51,452	—	103,749	—
Total product sales, net	92,090	22,285	208,193	51,949
Product supply revenue	5,322	2,092	7,461	5,354
Licensing revenue	20	32,014	56	32,790
Non-cash royalty revenue related to the sale of future royalties	809	—	1,776	—
Total revenues	$98,241	$56,391	$217,486	$90,093

Revenue from customers who contributed greater than 10% of our total gross product revenue during the three and nine months ended September 30, 2024 and 2023 was as follows (as a percentage of total gross product revenue):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
BioRidge Pharma, LLC	53.4%	19.5%	49.3%	19.2%
AmerisourceBergen Drug Corporation	14.0%	21.2%	15.1%	21.3%
Cardinal Health	12.6%	22.2%	13.8%	22.3%
McKesson Corporation	13.2%	18.4%	13.2%	19.0%

The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay and Returns	Total
Balance as of December 31, 2023	$478	$4,234	$3,916	$8,628
Provisions	10,074	43,398	20,390	73,862
Credits/payments	(8,974)	(33,925)	(16,271)	(59,170)
Balance as of September 30, 2024	$1,578	$13,707	$8,035	$23,320
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
We may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been received and recognized as revenue as of September 30, 2024. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $59.8 million at the currency exchange rate on September 30, 2024, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement are remitted to HealthCare Royalty Partners IV, L.P. (HCR) upon receipt pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement). The variable consideration related to the remaining milestone payments was fully constrained at September 30, 2024.

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
In September 2023, we announced that Kyowa Kirin received approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis, which resulted in payment to us from Kyowa Kirin for an aggregate of $30.0 million for milestone payments and payments under the 2022 Amendment. We received these payments in October 2023 and recorded them as licensing revenue on our condensed statement of operations and comprehensive income (loss) when earned during the three months ended September 30, 2023. In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for patients in Japan. During the three and nine months ended September 30, 2024, we recognized $0.8 million and $1.8 million, respectively, of non-cash royalty revenue related to the sale of future royalties which we remit to HCR upon receipt in accordance with the HCR Agreement.
During the three and nine months ended September 30, 2024, we recognized $5.3 million and $7.5 million, respectively, of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement. During the three and nine months ended September 30, 2023, we recognized $2.1 million and $5.4 million, respectively, of product supply revenue pursuant to the 2017 Kyowa Kirin Agreement.
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
We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $8.0 million has been received and recognized as revenue as of September 30, 2024, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%. The variable consideration related to the remaining development milestone payments was fully constrained at September 30, 2024.
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

During the three and nine months ended September 30, 2024, we did not recognize a material amount of revenue pursuant to the Fosun Agreement. During the three and nine months ended September 30, 2023, we recognized $2.0 million of licensing revenue pursuant to the Fosun Agreement.
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
Under the terms of the Knight Agreement, we received a $2.3 million non-refundable, one-time upfront payment in March 2018 and may be eligible to receive additional development and commercialization milestone payments worth up to CAD 22.2 million, or approximately $16.4 million at the currency exchange rate on September 30, 2024, of which $0.7 million has been received and recognized as revenue as of September 30, 2024. We are also eligible to receive royalties ranging from the mid-single digits to the low twenties throughout the term of the agreement, and a transfer price for manufacturing services. The variable consideration related to the remaining development milestone payments was fully constrained at September 30, 2024.
During the three and nine months ended September 30, 2024 and 2023, we did not recognize a material amount of revenue pursuant to the Knight Agreement.
AstraZeneca AB (AstraZeneca)
In June 2015, we entered into a termination agreement with AstraZeneca (AstraZeneca Termination Agreement) pursuant to which we have agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or other NHE3 products, up to a maximum of $75.0 million in aggregate for (i) and (ii). As of September 30, 2024, to date in aggregate, we have recognized $50.3 million of the $75.0 million, which has been recorded as other cost of revenue on our condensed statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2024, we recognized $10.0 million and $22.7 million, respectively, as other cost of revenue related to the AstraZeneca Termination Agreement. During the three and nine months ended September 30, 2023 we recognized $5.7 million and $8.7 million, respectively, as other cost of revenue related to the AstraZeneca Termination Agreement.
Deferred Revenue
The following tables present changes in our current and non-current deferred revenue balances during the reporting period, which are all attributable to the 2017 Kyowa Kirin Agreement (in thousands):

	2024		2023
	Current	Non-Current	Current	Non-Current
Balance at January 1,	$7,182	$8,644	$4,211	$9,025
Amounts invoiced as prepayments for product supply	2,654	8,212	1,182	4,530
Decrease for revenue recognized for product supply	(6,650)	—	(4,586)	—
Reclassify amounts to be recognized in the next twelve months	4,086	(4,086)	3,265	(3,265)
Balance at September 30,	$7,272	$12,770	$4,072	$10,290

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

The $10.0 million upfront payment from HCR received in June 2022 and the $5.0 million payment received in October 2023 have been recorded as a deferred royalty obligation related to the sale of future royalties (deferred royalty obligation) on our balance sheets. Due to our ongoing manufacturing obligations under the 2017 Kyowa Kirin Agreement, we account for the proceeds as imputed debt and therefore will recognize royalties earned under the arrangement as non-cash royalty revenue. Non-cash interest expense will be recognized over the life of the HCR Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Kyowa Kirin. As part of the sale, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, are being amortized to non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. As future royalties are remitted to us by Kyowa Kirin, and subsequently from us to HCR, the balance of the deferred royalty obligation will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be received from Kyowa Kirin under the 2017 Kyowa Kirin agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to HCR are made in U.S. dollars while the underlying sales of the products by Kyowa Kirin are made in Japanese yen, and other events or circumstances that could result in reduced royalty payments from Kyowa Kirin, which are not within our control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the life of the deferred royalty obligation. We periodically assess the estimated royalty payments from Kyowa Kirin and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of September 30, 2024, our effective interest rate used to amortize the liability is 33.3%. During the three and nine months ended September 30, 2024, we recognized $1.9 million and $5.2 million, respectively, of non-cash interest expense related to the deferred royalty obligation. During the three and nine months ended September 30, 2023, we recognized $0.9 million and $2.9 million, respectively, of non-cash interest expense related to the deferred royalty obligation. As of September 30, 2024, we have received $1.0 million royalty payments from Kyowa Kirin and the deferred royalty obligation has been reduced accordingly.

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
SLR Investment Corp. Loan Agreement

On February 23, 2022 (Closing Date), we entered into a loan and security agreement (2022 Loan Agreement) with SLR Investment Corp. as collateral agent (Agent or SLR), and the lenders listed in the 2022 Loan Agreement (collectively, the 2022 Lenders). The 2022 Loan Agreement was subsequently amended in August 2022 (the First Amendment), February 2023 (the Second Amendment) and October 2023 (the Third Amendment). We concluded that the First Amendment, the Second Amendment and the Third Amendment were each modifications to the 2022 Loan Agreement.

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

The Third Amendment, among other things, (1) provided us with the option to draw an additional $50.0 million of committed capital by March 15, 2024 (the Term C Loan) provided we have drawn the Term B Loan; and (2) provided us with the option to draw up to an additional $50.0 million of uncommitted capital by December 31, 2026, subject to approval by the Agent’s investment committee (the Term D Loan). In February 2024, we provided the Agent with notice of our decision to draw the Term C Loan to support the commercial launch of XPHOZAH and received the proceeds of the Term C Loan in March 2024.

As discussed in Note 15. Subsequent Events, on October 29, 2024, we entered into a Fourth Amendment (the Fourth Amendment) to the 2022 Loan Agreement by and between us and the 2022 Lenders. The Fourth Amendment, among other things, (1) provided for the immediate draw of the Term D Loan in a principal amount of $50.0 million on the closing date of the Fourth Amendment and (2) provides us with the option to draw an additional $50.0 million of committed capital by June 30, 2025 (the Term E Loan and together with the Term A, B, C and D Loans, the Five 2022 Loans).

Under the Fourth Amendment, the maturity date for the Five 2022 Loans is extended from March 1, 2027 to July 1, 2028 (the Maturity Date). The interest rate for each of the Term A Loan and the Term B Loan is 7.95% plus a SOFR value equal to 0.022% plus the 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website, subject to a SOFR floor of one percent. The interest rate for the Term C Loan is 4.25% plus a SOFR value equal to 0.022% plus the 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website, subject to a SOFR floor of 4.7%. The interest rate for each of the Term D Loan and the Term E Loan is 4.00% plus a SOFR value equal to 0.022% plus the 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator's Website, subject to a SOFR floor of 4.7%.

In addition, pursuant to the Fourth Amendment, the period under which we are permitted to make interest-only payments on the Five 2022 Loans was extended to the Maturity Date.

We paid fees of $0.2 million, upon the closing of the Term A Loan, $0.1 million on the funding date of the Term B Loan, $0.3 million on the funding date of the Term C Loan and $0.3 million on the funding date of the Term D Loan in October 2024. In addition, we will be obligated to pay 0.5% of the aggregate original principal amount of the Term E Loan commitment, which shall be due on the earliest of (1) the funding of the Term E Loan, (2) June 30, 2025, and (3) the prepayment, refinancing, substitution or replacement of any of the Five 2022 Loans on or prior to the date immediately preceding June 30, 2025.

We are obligated to pay a final fee equal to 4.95% of the aggregate original principal amount of the Five 2022 Loans, to the extent such loans are funded, upon the earliest to occur of the maturity date, the acceleration of the Five 2022 Loans, and the prepayment, refinancing, substitution, or replacement of the Five 2022 Loans.

We may voluntarily prepay all amounts outstanding under the Five 2022 Loans, subject to a prepayment premium of (i) 3% of the outstanding principal amount of the Five 2022 Loans if prepaid prior to or on October 17, 2024, (ii) 2% of the outstanding principal amount of the Five 2022 Loans if prepaid after October 17, 2024 through and including October 17, 2025, or (iii) 1% of the outstanding principal amount of the Five 2022 Loans if prepaid after October 17, 2025 and prior to the maturity date. The Five 2022 Loans are secured by substantially all of our assets, except for our intellectual property and certain other customary exclusions. Additionally, as discussed in Note 9. Derivative Liabilities, in connection with the 2022 Original Loans, we entered into an agreement whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Original Loans funded (2022 Exit Fee). We paid the 2022 Exit Fee to the Lender in October 2024.

The 2022 Loan Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants, including, among others, requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock or to redeem capital stock. We have agreed to not allow our cash, cash equivalents and available-for-sale investments to be less than the eighty percent (80%) of the outstanding balance of the Five 2022 Term Loans for any period in which our net revenue from the sale of any products, calculated on a trailing six (6) month basis and tested monthly, is less than sixty percent (60%) of the outstanding balance of the Five 2022 Loans.

In addition, the 2022 Loan Agreement, as amended, contains customary events of default that entitle the Agent to cause our indebtedness under the 2022 Loan Agreement to become immediately due and payable, and to exercise remedies against us and the collateral securing the Five 2022 Term Loans, including our cash. Under the 2022 Loan Agreement, an event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement, we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches, certain Lenders determine that a material adverse change has occurred, we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings, we are unable to pay our debts as they become due or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the 2022 Loan Agreement. We have classified the 2022 Original Loan balance as a non-current liability as of September 30, 2024 due to principal repayment on July 1, 2028. We have concluded that the provisions that could cause acceleration of the principal repayments are remote.

As of September 30, 2024, our future payment obligations related to the 2022 Loan, excluding interest payments and the 2022 final fee, were as follows (in thousands):

Total repayment obligations	$104,950
Less: Unamortized discount and debt issuance costs	(944)
Less: Unaccreted value of final fee	(3,299)
Long-term debt	100,707
Less: Current portion of long-term debt	—
Long-term debt, net of current portion	$100,707

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
2022 Exit Fee
In February 2022, in connection with entering into the 2022 Original Loans, we entered into an agreement, whereby we agreed to pay an exit fee in the amount of 2% of the 2022 Original Loan funded (2022 Exit Fee) upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six (6) months basis (Revenue Milestone), tested monthly at the end of each month. The Term C and Term D Loans do not result in payment of an additional exit fee. Notwithstanding the prepayment or termination of the 2022 Loan, the 2022 Exit Fee will expire on February 23, 2032. We concluded that the 2022 Exit Fee is a freestanding derivative which should be accounted for at fair value on a recurring basis. The estimated fair value of the 2022 Exit Fee was recorded as a derivative liability and included in accounts payable and accrued expenses and other current liabilities on the accompanying condensed balance sheets as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the estimated fair value of the 2022 Exit Fee was $1.0 million and $0.7 million, respectively. During the three months ended June 30, 2024, we achieved the Revenue Milestone and we paid the $1.0 million 2022 Exit Fee to the Agent in October 2024.
The fair value of the derivative liability was determined using a discounted cash flow analysis and was classified as a Level 3 measurement within the fair value hierarchy since our valuation utilized significant unobservable inputs prior to June 30, 2024. Specifically, the key assumptions included in the calculation of the estimated fair value of the 2022 Exit Fee derivative liability included: (i) our estimates of both the probability and timing of achieving the Revenue Milestone and (ii) the probability and timing of funding the Term B Loan, which was dependent upon (a) approval by the U.S. FDA for our NDA for the control of serum phosphorus in adult patients with CKD on dialysis by November 30, 2023, and (b) achievement of certain product revenue milestone targets. As of September 30, 2024, uncertainty around all of the noted valuation estimates had been removed, as the Term B Loan had been funded, the U.S. FDA had approved our NDA for the control of serum phosphorus in adult patients with CKD on dialysis prior to November 30, 2023, and we had achieved the Revenue Milestone.
Changes in the fair value of recurring measurements are presented as other income, net in our condensed statements of operations and comprehensive income (loss) and were as follows for the nine months ended September 30, 2024 and 2023 (in thousands):

	2024	2023
Fair value of exit fee derivative liabilities at January 1,	$675	$1,656
Changes in estimated fair value:
2018 Exit Fee	—	273
2022 Exit Fee	325	126
Fair value of exit fee derivative liabilities at September 30,	$1,000	$2,055

NOTE 10. LEASES
All of our leases are operating leases and each contain customary rent escalation clauses. Certain of the leases have both lease and non-lease components. We have elected to account for each separate lease component and the non-lease components associated with that lease component as a single lease component for all classes of underlying assets.
The following table provides additional details of our facility leases presented in our condensed balance sheets (dollars in thousands):

Facilities	September 30, 2024	December 31, 2023
Right-of-use assets	$3,625	$5,589

Current portion of lease liabilities	2,567	4,435
Operating lease liability, net of current portion	1,218	1,725
Total lease liabilities	$3,785	$6,160

Weighted-average remaining life (years)	1.7	1.6
Weighted-average discount rate	6.6%	6.8%
The lease costs, which are included in operating expenses in our condensed statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$1,067	$1,061	$3,204	$3,127
Cash paid for operating lease	$1,229	$1,119	$3,594	$3,316
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of September 30, 2024 (in thousands):

Remainder of 2024	$1,255
2025	1,660
2026	702
2027	238
2028	124
Thereafter	21
Total undiscounted operating lease payments	4,000
Imputed interest expenses	(215)
Total operating lease liabilities	3,785
Less: Current portion of operating lease liability	(2,567)
Operating lease liability, net of current portion	$1,218

NOTE 11. STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreements
In July 2020, we filed a registration statement on Form S-3, which became effective in August 2020 (2020 Registration Statement). In August 2021, we filed a prospectus supplement under the 2020 Registration Statement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement (2021 Open Market Sales Agreement) we entered into with Jefferies LLC (Jefferies), pursuant to which we may, from time to time, sell up to $150.0 million in shares of our common stock through Jefferies. Pursuant to the 2021 Open Market Sales Agreement, Jefferies, as our sales agent, receives a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2021 Open Market Sales Agreement. As of March 2023, we had received the maximum gross proceeds of $150.0 million under the 2021 Open Market Sales Agreement at a weighted average share price of approximately $1.57 per share, which included 15.5 million shares of our common stock for which we received gross proceeds of $51.9 million at a weighted average share price of approximately $3.35 during the quarter ended March 31, 2023.
In January 2023, we filed a registration statement on Form S-3, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the nine months ended September 30, 2024, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of September 30, 2024, we have sold 16.8 million shares of our common stock and received gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share under the 2023 Open Market Sales Agreement.
NOTE 12. EQUITY INCENTIVE PLANS
Stock-based compensation expense recognized for stock options, restricted stock units (RSUs), and our employee stock purchase program (ESPP) are recorded as operating expenses in our condensed statements of operations and comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$6,199	$2,574	$20,305	$6,965
Research and development	2,934	915	7,213	2,635
Total	$9,133	$3,489	$27,518	$9,600
As of September 30, 2024, our total unrecognized stock-based compensation expense, net of estimated forfeitures, and average remaining vesting period, included the following (dollars in thousands):

	Unrecognized Compensation Expense	Average Remaining Vesting Period (Years)
Stock option grants	$59,155	2.8
RSU grants	$51,963	3.1
ESPP	$394	0.4

Stock Options
A summary of our stock option activity and related information for the nine months ended September 30, 2024 is as follows (in thousands, except dollar amounts):

	Number of Shares	Weighted-Average Exercise Price per Share
Balance at December 31, 2023	22,168	$4.20
Options granted	8,738	$8.20
Options exercised	(2,228)	$2.38
Options forfeited or canceled	(510)	$5.46
Balance at September 30, 2024	28,168	$5.57
Exercisable at September 30, 2024	14,030	$5.49
Restricted Stock Units
A summary of our RSUs activity and related information for the nine months ended September 30, 2024 is as follows (in thousands, except dollar amounts):

	Number of RSUs	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units at December 31, 2023	3,646	$3.09
Granted	6,646	$8.20
Vested	(1,724)	$5.76
Forfeited	(285)	$5.35
Non-vested restricted stock units at September 30, 2024	8,283	$6.55
Employee Stock Purchase Plan
During the nine months ended September 30, 2024, we sold approximately 0.5 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $4.64 per share resulting in proceeds to us of approximately $2.2 million.
Issuance of Common Stock for Services
Under Our Amended and Restated Non-Employee Director Compensation Program, members of our board of directors may elect to receive shares of our stock in lieu of their cash fees. During the nine months ended September 30, 2024, we issued 41 thousand shares of our common stock to members of the board of directors in accordance with the program.
NOTE 13. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards and warrants. Diluted net income (loss) per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, and unvested restricted common stock and stock units. As we had net losses for the nine months ended September 30, 2024 and 2023, all potential common shares were determined to be anti-dilutive during those periods.

The following table sets forth the computation of net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2024	2023	2024	2023
Net income (loss)	$(809)	$6,629	$(43,781)	$(37,265)
Denominator:
Weighted average common shares outstanding - basic	235,911	222,782	234,516	214,977
Weighted average common shares outstanding - diluted	235,911	227,894	234,516	214,977
Net income (loss) per share of common stock - basic and diluted	$(0.00)	$0.03	$(0.19)	$(0.17)
For the periods presented, the total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	28,296	14,718	27,584	20,561
Restricted stock units	8,257	268	7,753	2,982
ESPP shares issuable	224	197	231	247
Total	36,777	15,183	35,568	23,790
NOTE 14. CONTINGENCIES
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the "Securities Class Actions"). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed a second amended complaint under which the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023. On March 22, 2024, the court granted defendants’ motion to dismiss. The court provided plaintiffs a third opportunity to amend and plaintiffs filed a third amended complaint on April 19, 2024. Defendants filed a motion to dismiss the third amended complaint on June 3, 2024. The case was dismissed with prejudice on September 12, 2024. On October 9, 2024, plaintiff appealed the District Court's dismissal of the case to the Ninth Circuit. We believe the plaintiffs' claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed in the U.S. District Court for the Northern District of California purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC. The complaints allege that the defendants' violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets for personally making and/or causing Ardelyx to make materially false and misleading statements regarding the Company’s business, operations and prospects. The complaint seeks contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the anticipated motion(s) to dismiss in the Securities Class Actions. On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris action and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action. The consolidated case remains stayed pending resolution of the appeal in the Securities Class Action. We believe the plaintiffs' claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
On July 17, 2024, the Company, in partnership with the American Association of Kidney Patients (AAKP) and the National Minority Quality Forum (NMQF), filed a lawsuit in the U.S. District Court for the District of Columbia against the Centers for Medicare & Medicaid Services (CMS), claiming that CMS has violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act (MIPPA), which established the ESRD PPS bundled payment system for dialysis services in 2008. Specifically, the lawsuit claims that CMS’s plan to move XPHOZAH, along with all oral-only drugs, into the ESRD PPS is inconsistent with MIPPA’s statutory provision, and contradicts CMS’s own regulations. XPHOZAH and other oral-only drugs, which are currently available to patients under Medicare Part D, are not administered by dialysis providers and cannot be taken during the delivery of maintenance dialysis. The Company, AAKP and NMQF are seeking relief under the Administrative Procedure Act to enjoin CMS from proceeding with its plan to include XPHOZAH in the ESRD PPS and eliminate coverage under Medicare Part D beginning on January 1, 2025. On September 17, 2024, defendants filed a Motion to Dismiss, the case, and on September 19, 2024, plaintiffs filed a Motion for Preliminary Injunction or, in the Alternative, for Expedited Summary Judgment.
On August 16, 2024, a complaint was filed against the Company in the U.S. District Court of Massachusetts, captioned Yarborough v. Ardelyx, Inc., et al., No. 24-cv-12119 (D. Mass.). The complaint names the Company, Mike Raab, and Justin Renz as defendants and alleges violations of Sections 10(b) and 20(a) the Exchange Act and Rule 10b-5 promulgated thereunder, related to the Company’s announcement on July 2, 2024 that it had chosen not to file an application for Transitional Drug Add-on Payment Adjustment (TDAPA) for XPHOZAH (the "Yarborough Action"). The plaintiffs seek damages and interest, and an award of costs, including attorneys' fees. Two shareholders filed motions to be appointed lead plaintiff in the Yarborough Action on October 15, 2024. The court has not yet appointed a lead plaintiff. We believe the plaintiff's claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
On September 6 and 13, 2024, certain Ardelyx shareholders filed two verified derivative complaints purportedly on behalf of the Company in the United States District Court for the District of Massachusetts alleging violations of Sections 10(b) and/or 14(a) of the Exchange Act, breaches of fiduciary duty, unjust enrichment, waste, and aiding and abetting breaches of fiduciary duty against certain members of our board of directors and management based on substantially the same factual allegations in the Yarborough Action. The complaints seek unspecified damages and corporate governance reforms, as well as costs and attorneys' fees. On September 25, 2024, the Court consolidated the two derivative actions into the case In re Ardelyx, Inc. Stockholder Derivative Litigation, Case No. 1:24-cv-12302-LTS (D. Mass.). We believe the plaintiffs' claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2024, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of September 30, 2024.

NOTE 15.  SUBSEQUENT EVENTS
On October 3, 2024, we and BMR-Pacific Research Center LP (Landlord) entered into a Lease Agreement (New Fremont Lease) whereby we agreed to lease approximately 15,000 square feet on the first floor of the building located at 7999 Gateway Boulevard, Newark, California (New Fremont Premises). The initial term of the New Fremont Lease will be thirty-nine (39) months and we will have one (1) option to extend the term by sixty (60) months. The Landlord has agreed to conduct certain tenant improvements at Landlord’s expense. The initial term of the New Fremont Lease commences once the tenant improvements are completed, which is estimated to be February 10, 2025. The initial monthly base rent will equal three and 15/100 dollars ($3.15) per square foot of rentable area of the New Fremont Premises and will be subject to an annual upward adjustment of three and a half percent (3.5%) of the then-current base rent. In connection with entering into the New Fremont Lease, we and the Landlord entered into a sixth amendment (the Sixth Amendment) to our existing lease (the Existing Fremont Lease) whereby we lease certain premises at 34175 Ardenwood Boulevard in Fremont, California, which amends the expiration date of the Existing Fremont Lease to be the date that is the later of (a) March 10, 2025, and (b) the date that is the actual “Term Commencement Date” under the New Fremont Lease.
On October 25, 2024, we entered into a Commercial Supply Agreement (the CSA) with Hovione Farmaciência, S.A. (Hovione Portugal) and Hovione, LLC (Hovione NJ and, together with Hovione Portugal, Hovione). The CSA contemplates that Hovione will perform spray-drying services for the Company at commercial scale, in the manner developed and validated under the existing Master Services Agreement between the parties. The CSA provides that Hovione will manufacture, and the Company will purchase, certain minimum quantities of tenapanor API beginning in 2024 from its Portugal facility and continuing through the end of the term of the CSA. The parties have agreed that Hovione will purchase, install, validate and qualify equipment at its New Jersey site so that, beginning in 2027, additional product can be supplied by Hovione NJ. The initial term of the CSA is until December 31, 2030, unless terminated earlier by one of the parties by its terms. Thereafter, the CSA will automatically renew for successive terms of two years until terminated by one of the parties.
On October 29, 2024, we entered into a Fourth Amendment to Loan and Security Agreement (the Fourth Amendment), by and among Ardelyx, as borrower, SLR, as collateral agent and the lenders party thereto, which amends the SLR Loan Agreement. The Fourth Amendment, among other things, (1) provided for the immediate draw of the Term D loan in a principal amount of $50.0 million on the closing date of the Fourth Amendment and (2) provides us with the option to draw an additional $50.0 million of committed senior secured term loans by June 30, 2025 (the Term E Loan); (3) extends the Maturity Date for all term loans under the SLR Loan Agreement from March 1, 2027 to July 1, 2028; and (4) extends the interest-only period for all term loans under the SLR Agreement until the Maturity Date.
The interest rate for the Term D Loan and the Term E Loan is 4.00% plus a rate equal to 0.022% plus the 1-month SOFR reference rate, subject to a SOFR floor of 4.70%.
We paid a fee of $0.3 million in connection with the funding of the Term D Loan. We are also obligated to pay an additional $0.3 million on the earliest of (1) the funding date of the Term E Loan, (2) June 30, 2025, and (3) the prepayment, refinancing, substitution, or replacement of any term loan under the SLR Loan Agreement on or prior to the date immediately preceding June 30, 2025. (See Note 8. Borrowing for additional information related to borrowing).
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
Since commencing operations in October 2007, substantially all our efforts have been dedicated to our research and development (R&D) activities, including developing tenapanor and developing our proprietary drug discovery and design platform, as well as commercialization activities, including the marketing and sales of IBSRELA and XPHOZAH. We recognized our first product sales of IBSRELA in March 2022 and recognized our first product sales of XPHOZAH in November 2023. As of September 30, 2024, we had an accumulated deficit of $890.0 million.
We expect to continue to incur operating losses for the foreseeable future as we invest in the commercialization of IBSRELA and XPHOZAH, incur manufacturing and development costs for tenapanor, and incur additional expenses related to our ongoing operations and our pursuit of future business opportunities. To date, we have funded our operations from the sale of common stock and convertible preferred stock, funds from our collaboration partnerships (including license fees, milestones and product supply revenue), funds from our loan agreement with SLR Investment Corp. (SLR), as amended on August 1, 2022, February 9, 2023, October 17, 2023, and October 29, 2024 (collectively, the 2022 Loan Agreement), as well as from sales of IBSRELA and XPHOZAH.

Our Commercial Products
IBSRELA for IBS-C

IBSRELA is a first-in-class sodium hydrogen exchange 3 (NHE3) inhibitor U.S. FDA approved for the treatment of IBS-C in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal (GI) disorder characterized by both abdominal pain and altered bowel habits. IBS-C is associated with significantly impaired quality of life, reduced productivity and substantial economic burden.

We recognized our first sales of IBSRELA in the U.S. in March 2022. We deploy a market-responsive commercial strategy for IBSRELA and have a commercial organization highly experienced in launching and commercializing novel therapies into specialty areas. The dynamics of the IBS-C market reflect an established patient base, limited number of competitors all confined to a single mechanism of action (secretagogues), concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a favorable response to the IBSRELA product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on IBS-C patients currently being managed by high-writing healthcare providers. Central to our go to market strategy for IBSRELA has been our highly experienced specialty sales force, composed of many with existing relationships across their GI target base, and omnichannel digital initiatives.

We believe competition for IBSRELA comes largely from the three prescription products indicated for IBS-C: Linzess (linaclotide), Amitiza (lubiprostone) and Trulance (plecanatide). Generic lubiprostone is also available in the U.S. Additionally, over-the-counter products and prescription therapies, not indicated for IBS-C, are commonly used to treat the constipation component of IBS-C, alone and in combination with the IBS-C-indicated prescription therapies.

We have established commercial agreements with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (Fosun Pharma) in China and Knight Therapeutics, Inc. (Knight) in Canada for IBSRELA. Knight is currently marketing IBSRELA in Canada. In October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of IBS-C.

XPHOZAH to Reduce Serum Phosphorus in Adults with CKD on dialysis as Add-on Therapy in Patients who have an Inadequate Response to Phosphate Binders or who are Intolerant of any Dose of Phosphate Binder Therapy

On October 17, 2023, we received approval from the U.S. FDA to market XPHOZAH, a first-in-class phosphate absorption inhibitor, in the U.S. to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. XPHOZAH has a differentiated mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. It is estimated that there are more than 550,000 adult patients with CKD on dialysis in the U.S. and approximately 80% of those patients are being treated with phosphate lowering therapies. In addition, approximately 70% of patients treated with phosphate binders to treat hyperphosphatemia were unable to consistently maintain phosphorous levels <=5.5 mg/dL over a six-month period. XPHOZAH is the first therapy for phosphate management that blocks phosphate absorption at the primary site of uptake.

We recognized our first sales of XPHOZAH in the U.S. in November 2023. For our commercial launch of XPHOZAH, we designed a market-responsive commercial strategy and built a commercial organization highly experienced and knowledgeable of the nephrology market. The dynamics of the hyperphosphatemia market reflect an established patient base, limited number of competitors all confined to a single mechanism of action (phosphate binders), concentrated number of prescribers, and recognized unmet need. In addition, market research indicated a high level of awareness, interest and intent to adopt XPHOZAH upon approval and favorable response to the XPHOZAH product profile as a novel mechanism therapy. These dynamics enabled a targeted promotional focus on patients currently being managed for hyperphosphatemia by the approximately 8,000 nephrology healthcare providers who write approximately 80% of phosphate lowering therapy prescriptions in the U.S. Central to our go to market strategy for XPHOZAH has been our highly experienced specialty sales force, many with existing relationships across their nephrology target base, and innovative omnichannel digital initiatives.

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

On July 2, 2024, the Company announced that it had chosen not to apply to include XPHOZAH in the Centers for Medicare & Medicaid Services (CMS) End-Stage Renal Disease (ESRD) Prospective Payment System (PPS) Transitional Drug Add-on Payment Adjustment (TDAPA) following an analysis of the CMS policy to include oral-only medicines in the PPS and the Calendar Year 2025 ESRD PPS Proposed Rule released on June 27, 2024, which revealed that the policy and the manner in which CMS intends to implement it are likely to cause significant restrictions on the use of XPHOZAH for all patients, irrespective of insurance coverage, because it interferes with the essential and appropriate shared decision-making between healthcare professionals and their patients.

On July 17, 2024, the Company, in partnership with the American Association of Kidney Patients (AAKP) and the National Minority Quality Forum (NMQF), filed a lawsuit in the U.S. District Court for the District of Columbia against CMS, claiming that CMS has violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act (MIPPA), which established the ESRD PPS bundled payment system for dialysis services in 2008. Specifically, the lawsuit claims that CMS’s plan to move XPHOZAH, along with all oral-only drugs, into the ESRD PPS is inconsistent with MIPPA’s statutory provision, and contradicts CMS’s own regulations. XPHOZAH and other oral-only drugs, which are currently available to patients under Medicare Part D, are not administered by dialysis providers and cannot be taken during the delivery of maintenance dialysis. The Company, AAKP and NMQF are seeking relief under the Administrative Procedure Act to enjoin CMS from proceeding with its plan to include XPHOZAH in the ESRD PPS and eliminate coverage under Medicare Part D beginning on January 1, 2025.

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

In March 2018, we entered into an exclusive license agreement with Knight (Knight Agreement) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. In March 2021, Knight announced the commercial availability of IBSRELA in Canada, following its approval by Health Canada in April 2020. Under the terms of the Knight Agreement, Knight paid us a $2.3 million non-refundable, one-time payment in March 2018. We may also be eligible to receive approximately CAD 22.2 million for development and commercialization milestones, or approximately $16.4 million at the currency exchange rate on September 30, 2024, of which $0.7 million has been received and recognized as revenue as of September 30, 2024. We are also eligible to receive royalties throughout the term of the agreement, and a transfer price for manufacturing services.

In November 2017, we entered into an exclusive license agreement with Kyowa Kirin (2017 Kyowa Kirin Agreement) for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. Under the terms of the 2017 Kyowa Kirin Agreement, we received a $30.0 million upfront payment from Kyowa Kirin, and we may be entitled to receive up to $55.0 million in total development and regulatory milestones, of which $35.0 million has been received and recognized as revenue as of September 30, 2024. We may also be eligible to receive approximately ¥8.5 billion for commercialization milestones, or approximately $59.8 million at the currency exchange rate on September 30, 2024, as well as reimbursement of costs plus a reasonable overhead for the supply of product and royalties on net sales throughout the term of the agreement. As discussed in Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercial milestone payments we may receive under the 2017 Kyowa Kirin Agreement are remitted to HealthCare Royalty Partners IV, L.P. (HCR) upon receipt pursuant to a Royalty and Sales Milestone Interest Acquisition Agreement (HCR Agreement).
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
In October 2023, the U.S. FDA approved XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. This triggered an additional $3.0 million milestone payment to us under the terms of the Fosun Agreement, which we received during the first quarter of 2024. Also, in October 2023, we announced that Fosun Pharma received approval from the Hong Kong Department of Health for the marketing application for tenapanor for the treatment of irritable bowel syndrome with constipation (IBS-C). We may be entitled to receive development and commercialization milestones of up to $113.0 million, of which $8.0 million has been received and recognized as revenue as of September 30, 2024, as well as reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.
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
During the nine months ended September 30, 2024, we did not adopt any new critical accounting policies and significant judgements and estimates.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements that we have adopted or may expect to adopt is included in Note 1 – Organization and Basis of Presentation to our condensed financial statements (see Part I, Item 1, Notes to Condensed Financial Statements, of this Quarterly Report on Form 10-Q).

Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through a combination of product sales and payments in connection with license, research and development collaborative agreements with our various collaboration partners. We realized our first commercial product sales of IBSRELA in March 2022 and our first commercial product sales of XPHOZAH in November 2023. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaborative partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of, among other factors: the extent to which we are successful in our commercialization of IBSRELA and XPHOZAH; our ability to obtain and sustain an adequate level of coverage and reimbursement for IBSRELA and XPHOZAH by third-party payors; whether and the extent to which we are successful in our commercialization of XPHOZAH; any legislative, regulatory or judicial action is taken to further delay or prevent the inclusion of XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, in the ESRD PPS; the adequacy of reimbursement and coverage of XPHOZAH beginning January 1, 2025 for all patients, regardless of insurance coverage, in the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD PPS is not taken; the timing and progress of goods and services provided pursuant to our current or future collaborative partnerships; our collaborators’ achievement of clinical, regulatory or commercialization milestones, to the extent achieved; the timing and amount of any payments to us relating to the aforementioned milestones; addressing any competing technological and market developments; maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; attracting, hiring, and retaining qualified personnel; and the extent to which tenapanor or other licensed products are approved and successfully commercialized by a collaboration partner. If our current collaboration partners or any future collaboration partners fail to obtain regulatory approval for tenapanor or other licensed products, our ability to generate future revenue from our collaborative arrangements, and our results of operations and financial position, would be materially and adversely affected. Our past revenue performance is not necessarily indicative of results to be expected in future periods.
Cost of Goods Sold
Cost of product sales consists of the cost of commercial goods sold to our Customers. Other cost of revenue consists of the cost of materials sold to our international partners under product supply agreements, certain costs related to capacity expansion at current and future contract manufacturing service providers, as well as payments due to AstraZeneca AB (AstraZeneca) based on sales of tenapanor. We capitalize as inventory costs associated with the production of our products after regulatory approval or when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the three and nine months ended September 30, 2024 were expensed in periods prior to the commencement of capitalization of inventory costs for each respective product. We believe our cost of goods sold for the three and nine months ended September 30, 2024 would have been $2.2 million and $4.6 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. We believe our cost of goods sold for the three and nine months ended September 30, 2023 would have been $1.0 million and $3.4 million higher, respectively, if we had not previously expensed certain material and production costs with respect to the units sold. As of September 30, 2024 and December 31, 2023, we had approximately $18.0 million and $21.8 million, respectively, of inventory on hand that was previously expensed as research and development expense and will not be reported as cost of goods sold in future periods when sales of IBSRELA and XPHOZAH are recognized as revenue.
Other cost of revenue includes payments due to AstraZeneca, which under the terms of a termination agreement entered into in 2015 (AstraZeneca Termination Agreement) is entitled to (i) future royalties at a rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees, and (ii) 20% of non-royalty revenue received from our collaboration partners in connection with the development and commercialization of tenapanor or other NHE3 products. We have agreed to pay AstraZeneca up to a maximum of $75.0 million in the aggregate for (i) and (ii). We recognize these expenses as other cost of revenue when we recognize the corresponding revenue that gives rise to payments due to AstraZeneca. To date, we have recognized an aggregate of $50.3 million as other cost of revenue under the AstraZeneca Termination Agreement. See details in Note 6, Collaboration and Licensing Agreements, under AstraZeneca, in the notes to our financial statements of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS
The results of operations as of September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any other interim period, or for any other future year.
Comparison of the three and nine months ended September 30, 2024 and 2023
Revenue
Below is a summary of our total revenue (dollars in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Product sales, net	$92,090	$22,285	$69,805	313%	$208,193	$51,949	$156,244	301%
Product supply revenue	5,322	2,092	3,230	154%	7,461	5,354	2,107	39%
Licensing revenue	20	32,014	(31,994)	(100)%	56	32,790	(32,734)	(100)%
Non-cash royalty revenue related to the sale of future royalties	809	—	809	(a)	1,776	—	1,776	(a)
Total revenues	$98,241	$56,391	$41,850	74%	$217,486	$90,093	$127,393	141%
(a) Percent change is not meaningful.
Below is a summary of our net product sales by product (dollars in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Product sales, net:
IBSRELA	$40,638	$22,285	$18,353	82%	$104,444	$51,949	$52,495	101%
XPHOZAH	51,452	—	51,452	(a)	103,749	—	103,749	(a)
Total product sales, net	$92,090	$22,285	$69,805	313%	$208,193	$51,949	$156,244	301%
(a) Percent change is not meaningful.
The increase in product sales, net during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is attributable to increased net product sales for IBSRELA, which is primarily driven by increased demand, as well as sales from XPHOZAH following the launch of the product in the fourth quarter of 2023.
The increase in product supply revenue during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is attributable to the timing of product supply shipments to Kyowa Kirin.
The decrease in licensing revenue during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is primarily attributable to earning an aggregate of $30.0 million for milestones under the 2017 Kyowa Kirin Agreement and payments under the 2022 Amendment upon approval from the Japanese MHLW for the NDA for tenapanor for the improvement of hyperphosphatemia in adult patients with CKD on dialysis during the three months ended September 30, 2023. We also earned a $2.0 million milestone under the terms of the Fosun Agreement upon acceptance of the NDA for tenapanor by China’s Center for Drug Evaluation of the NMPA for the control of serum phosphorus in adult patients with CKD on hemodialysis and a one-time upfront payment we received from METiS Therapeutics Inc. during the prior year.
Non-cash royalty revenue during the three and nine months ended September 30, 2024 is attributable to royalties from Kyowa Kirin for sales of PHOZEVEL in Japan, which we remit to HCR upon receipt in accordance with the HCR Agreement.

Cost of Goods Sold
Below is a summary of our cost of goods sold (dollars in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Cost of product sales	$1,715	$644	$1,071	166%	$4,133	$1,508	$2,625	174%
Other cost of revenue	14,013	7,048	6,965	99%	28,159	11,210	16,949	151%
Total cost of goods sold	$15,728	$7,692	$8,036	104%	$32,292	$12,718	$19,574	154%
The increase to cost of product sales during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is primarily attributable to cost of goods sold for increased net product sales of IBSRELA and XPHOZAH.
The increase to other cost of revenue during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is primarily attributable to an increase in payments due to AstraZeneca under the AstraZeneca Termination Agreement, driven by increases in our product sales, as well as cost of goods sold for increased product supply sold to our collaboration partners.
Operating Expenses
Below is a summary of our operating expenses (dollars in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Research and development	$15,310	$8,637	$6,673	77%	$38,651	$26,012	$12,639	49%
Selling, general and administrative	64,970	32,664	32,306	99%	182,618	86,653	95,965	111%
Total operating expenses	$80,280	$41,301	$38,979	94%	$221,269	$112,665	$108,604	96%

Research and Development
Below is a summary of our research and development expenses (dollars in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
External R&D expenses	$4,087	$3,089	$998	32%	$11,342	$10,295	$1,047	10%
Employee-related expenses	7,100	4,454	2,646	59%	19,751	12,549	7,202	57%
Facilities, equipment and depreciation expenses	1,072	763	309	40%	2,908	2,120	788	37%
Other	3,051	331	2,720	822%	4,650	1,048	3,602	344%
Total research and development expenses	$15,310	$8,637	$6,673	77%	$38,651	$26,012	$12,639	49%

The increase in our R&D expenses, including other R&D expenses, during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is primarily the result of increased medical engagement with scientific communities in the areas of gastroenterology and nephrology, as well as pediatric clinical trial activities. The increase in employee-related R&D expenses is the result of increases in headcount and related personnel costs, including stock-based compensation expense which increased by $2.0 million and $4.6 million, respectively, during the three and nine months ended September 30, 2024 as compared to the same periods in 2023.
Selling, General and Administrative
The increase in selling, general and administrative expenses during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is primarily due to increased costs associated with the commercialization of IBSRELA and XPHOZAH and increases in expenses associated with administrative support functions as our company has grown in headcount and activity level. The increases consisted of external spending for disease awareness initiatives, commercial infrastructure, and strategy, as well as headcount and related personnel costs, including stock-based compensation expense which increased by $3.6 million and $13.3 million, respectively, during the three and nine months ended September 30, 2024 as compared to the same periods in 2023.
Interest Expense
Below is a summary of our interest expense (dollars in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Interest expense	$(3,357)	$(1,107)	$(2,250)	203%	$(9,039)	$(3,210)	$(5,829)	182%
The increase in interest expense during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is due to a larger loan balance outstanding following the draw of an additional $22.5 million for the Term B Loan in October 2023 and $50.0 million for the Term C Loan in March 2024, as well as a higher variable interest rate applied to our loan balance primarily resulting from market fluctuations.
Non-Cash Interest Expense Related to the Sale of Future Royalties
Below is a summary of our non-cash interest expense (dollars in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Non-cash interest expense related to the sale of future royalties	$(1,924)	$(922)	$(1,002)	109%	$(5,202)	$(2,859)	$(2,343)	82%
The increase in non-cash interest expense related to the sales of future royalties during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is due to a higher full year liability balance following the receipt a $5.0 million payment in October 2023 as a result of Kyowa Kirin's receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, as well as prospective adjustments to the imputed interest rate and the related amortization of the deferred royalty obligation.

Other Income, net
Below is a summary of our other income, net (dollars in thousands):

	Three Months Ended September 30,		Change 2024 vs. 2023		Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Other income, net	$2,282	$1,460	$822	56%	$6,766	$4,308	$2,458	57%
The increase in other income, net during the three and nine months ended September 30, 2024 as compared to the same periods in 2023 is primarily due to increased income on our investments resulting from both higher interest rates and larger investment balances throughout the period.
Liquidity and Capital Resources
Below is a summary of our cash, cash equivalents and short-term investments (dollars in thousands):

	September 30, 2024	December 31, 2023	Change $	Change %
Cash and cash equivalents	$47,429	$21,470	$25,959	121%
Short-term investments	142,973	162,829	(19,856)	(12)%
Total liquid funds	$190,402	$184,299	$6,103	3%
As of September 30, 2024, we had cash, cash equivalents and short-term investments of approximately $190.4 million.
In January 2023, we filed a registration statement on Form S-3, which became effective in January 2023 (2023 Registration Statement), containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. During the three months ended September 30, 2024 and 2023, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of September 30, 2024, we have sold 16.8 million shares of our common stock and received gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17 per share under the 2023 Open Market Sales Agreement.

In February 2022, we entered into a loan and security agreement (2022 Loan Agreement) with SLR Investment Corp (SLR). The 2022 Loan Agreement was subsequently amended on August 1, 2022 and February 9, 2023. The 2022 Loan Agreement as amended through February 9, 2023 provides for a senior secured term loan facility, with $27.5 million funded at closing (the Term A Loan) and an additional $22.5 million that we could borrow on or prior to December 20, 2023; provided that (i) we received approval by the U.S. FDA for our NDA for XPHOZAH by November 30, 2023 and (ii) we achieved certain product revenue milestone targets described in the 2022 Loan Agreement (the Term B Loan). During the three months ending June 30, 2024, we achieved the Revenue Milestone and, in October 2024, we paid the $1.0 million 2022 Exit Fee to the Agent.
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

In October 2023, we entered into a Third Amendment (the Third Amendment) to the 2022 Loan Agreement by and between us and the 2022 Lenders. As discussed in Note 8. Borrowing, the Third Amendment, among other things, (1) provided us with the option to draw an additional $50.0 million of committed capital by March 15, 2024 (the Term C Loan) provided we have drawn the Term B Loan; and (2) provided us with the option to draw up to an additional $50.0 million of uncommitted capital by December 31, 2026, subject to approval by the Agent’s investment committee (the Term D Loan). In February 2024, we provided the Agent with notice of our decision to draw the Term C Loan to support the commercial launch of XPHOZAH and received the proceeds of the Term C Loan in March 2024.
On October 29, 2024, we entered into a Fourth Amendment (the Fourth Amendment) to the 2022 Loan Agreement by and between us and the 2022 Lenders. The Fourth Amendment, among other things, (1) provides for the immediate draw of the Term D Loan on the closing date of the Fourth Amendment and (2) provides us with the option to draw an additional $50.0 million of committed capital by June 30, 2025 (the Term E Loan).

Under the Fourth Amendment, the maturity date for the Five 2022 Loans is extended from March 1, 2027 to July 1, 2028 (the Maturity Date). The interest rate for each of the Term A Loan and the Term B Loan is 7.95% plus a SOFR value equal to 0.022% plus the 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website, subject to a SOFR floor of one percent. The interest rate for the Term C Loan is 4.25% plus a SOFR value equal to 0.022% plus the 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website, subject to a SOFR floor of 4.7%. The interest rate for each of the Term D Loan and the Term E Loan is 4.00% plus a SOFR value equal to 0.022% plus the 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator's Website, subject to a SOFR floor of 4.7%.
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
We have incurred operating losses since inception in 2007 and our accumulated deficit as of September 30, 2024 is $890.0 million. Our primary sources of cash have been from the sale of common stock (in both public offerings and private placements), private placements of convertible preferred stock, funds from our collaboration partnerships, funds from our 2018 Loan Agreement, as amended, and 2022 Loan Agreement, as amended, as well as from product sales. Our primary uses of cash have been to fund operating expenses, primarily research and development expenditures, as well as pre-commercial and commercial expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
We addressed our operating cash flow requirements through cash generated from product sales of IBSRELA and XPHOZAH, proceeds from the sale of shares of our common stock under our at-the-market offering, from the receipt of milestones payments from our collaboration partners and payments from Kyowa Kirin under the 2022 Amendment to our License Agreement, which were received in October 2023, and from proceeds of the Term B and Term C Loans. We believe our available cash, cash equivalents and short-term investments as of September 30, 2024 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.
Our future funding requirements will depend on many factors, including, but not limited to:

•the extent to which we are able to generate product revenue from sales of IBSRELA and XPHOZAH;
•whether any legislative, regulatory or judicial action is taken to further delay or prevent the inclusion of XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, in the ESRD PPS, which would otherwise occur on January 1, 2025;
•the adequacy of reimbursement and coverage of XPHOZAH beginning January 1, 2025 for all patients, regardless of insurance coverage, in the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD PPS is not taken;

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
•the timing, receipt and amount of royalties we may receive as a result of sales of tenapanor by our collaboration partners in China, and Canada, if any;
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
CASH FLOW ACTIVITIES
The following table summarizes our cash flows (dollars in thousands):

	Nine Months Ended September 30,		Change 2024 vs. 2023
	2024	2023	$	%
Net cash used in operating activities	$(54,619)	$(80,999)	$26,380	(33)%
Net cash provided by (used in) investing activities	23,302	(101,681)	124,983	(123)%
Net cash provided by financing activities	57,276	120,307	(63,031)	(52)%
Net increase (decrease) in cash and cash equivalents	$25,959	$(62,373)	$88,332	(142)%
Cash Flows from Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2024 decreased by $26.4 million as compared to the same period in 2023 primarily due to higher product sales, net, as well as net changes in our operating assets and liabilities, including decreased accounts receivable and increased accounts payable and accrued and other liabilities, which were partially offset by increased inventory expenditures.
Cash Flows from Investing Activities
Net cash provided investing activities during the nine months ended September 30, 2024 increased by $125.0 million as compared to the same period in 2023 primarily due to the timing of our investment maturities and purchases.
Cash Flows from Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2024 decreased by $63.0 million as compared to the same period in 2023 primarily due to the receipt of $119.2 million from the issuance of common stock under the 2021 Open Market Sales Agreement in 2023. We have not received any proceeds under the 2021 Open Market Sales Agreement in 2024. Largely offsetting the decrease were $49.8 million net of proceeds from the Term C Loan received in March 2024, as well as from the issuance of common stock under our equity incentive and stock purchase plans.
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
As of September 30, 2024, we had cash, cash equivalents and short-term investments of $190.4 million, which consisted of bank deposits and money market funds, as well as high quality fixed income instruments including commercial paper, U.S. government-sponsored agency bonds, corporate bonds, Yankee bonds and asset-backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the Loan Agreement and our investment in money market accounts which bear a variable interest rate. Borrowings under the 2022 Loan Agreement as amended bear interest at a floating per annum interest rate with 7.95% plus the greater of (a) one percent (1.00%) per annum and (b)(i) 0.022% plus (ii) 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $0.7 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an aggregate principal amount of $100.0 million outstanding pursuant to our 2022 Loan Agreement.
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
As of September 30, 2024, we had no open forward foreign currency exchange contracts.
ITEM 4.       CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the nine months ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II.       OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed a second amended complaint under which the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023. On March 22, 2024, the court granted defendants’ motion to dismiss. The court provided plaintiffs a third opportunity to amend and plaintiffs filed a third amended complaint on April 19, 2024. Defendants filed a motion to dismiss the third amended complaint on June 3, 2024. The case was dismissed with prejudice on September 12, 2024. On October 9, 2024, plaintiff appealed the District Court's dismissal of the case to the Ninth Circuit. We believe the plaintiffs' claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed in the U.S. District Court for the Northern District of California purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC. The complaints allege that the defendants' violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets for personally making and/or causing Ardelyx to make materially false and misleading statements regarding the Company’s business, operations and prospects. The complaint seeks contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the anticipated motion(s) to dismiss in the Securities Class Actions. On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris action and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action. The consolidated case remains stayed pending resolution of the appeal in the Securities Class Action. We believe the plaintiffs' claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
On July 17, 2024, the Company, in partnership with the American Association of Kidney Patients (AAKP) and the National Minority Quality Forum (NMQF), filed a lawsuit in the U.S. District Court for the District of Columbia against the Centers for Medicare & Medicaid Services (CMS), claiming that CMS has violated its statutory and regulatory authority under the Medicare Improvements for Patients and Providers Act (MIPPA), which established the ESRD PPS bundled payment system for dialysis services in 2008. Specifically, the lawsuit claims that CMS’s plan to move XPHOZAH, along with all oral-only drugs, into the ESRD PPS is inconsistent with MIPPA’s statutory provision, and contradicts CMS’s own regulations. XPHOZAH and other oral-only drugs, which are currently available to patients under Medicare Part D, are not administered by dialysis providers and cannot be taken during the delivery of maintenance dialysis. The Company, AAKP and NMQF are seeking relief under the Administrative Procedure Act to enjoin CMS from proceeding with its plan to include XPHOZAH in the ESRD PPS and eliminate coverage under Medicare Part D beginning on January 1, 2025. On September 17, 2024, defendants filed a Motion to Dismiss, the case, and on September 19, 2024, plaintiffs filed a Motion for Preliminary Injunction or, in the Alternative, for Expedited Summary Judgment.
On August 16, 2024, a complaint was filed against the Company in the U.S. District Court of Massachusetts, captioned Yarborough v. Ardelyx, Inc., et al., No. 24-cv-12119 (D. Mass.). The complaint names the Company, Mike Raab, and Justin Renz as defendants and alleges violations of Sections 10(b) and 20(a) the Exchange Act and Rule 10b-5 promulgated thereunder, related to the Company’s announcement on July 2, 2024 that it had chosen not to file an application for Transitional Drug Add-on Payment Adjustment (TDAPA) for XPHOZAH (the “Yarborough Action”). The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. Two shareholders filed motions to be appointed lead plaintiff in the Yarborough Action on October 15, 2024. The court has not yet appointed a lead plaintiff. We believe the plaintiff’s claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.

On September 6 and 13, 2024, certain Ardelyx shareholders filed two verified derivative complaints purportedly on behalf of the Company in the United States District Court for the District of Massachusetts alleging violations of Sections 10(b) and/or 14(a) of the Exchange Act, breaches of fiduciary duty, unjust enrichment, waste, and aiding and abetting breaches of fiduciary duty against certain members of our board of directors and management based on substantially the same factual allegations in the Yarborough Action. The complaints seek unspecified damages and corporate governance reforms, as well as costs and attorneys’ fees. On September 25, 2024, the Court consolidated the two derivative actions into the case In re Ardelyx, Inc. Stockholder Derivative Litigation, Case No. 1:24-cv-12302-LTS (D. Mass.). We believe the plaintiffs’ claims are without merit and we have not recorded any accrual for a contingent liability associated with these legal proceedings.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2024, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition, and no contingent liabilities were accrued as of September 30, 2024.

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

Risks Related to our Financial Condition and Capital Requirements

We have incurred losses in each year since our inception, and we expect to continue to incur operating losses in the future as we commercialize IBSRELA® and XPHOZAH®, incur manufacturing and development costs for tenapanor, and incur additional expenses related to our ongoing operations and our pursuit of future business opportunities.

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

We have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and additional expenses related to our ongoing operations. As of September 30, 2024, we had an accumulated deficit of $890.0 million.

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

Our prior losses, combined with any future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

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
•whether any legislative, regulatory or judicial action is taken to further delay or prevent the inclusion of XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, in the ESRD PPS, which would otherwise occur on January 1, 2025;
•the adequacy of reimbursement and coverage of XPHOZAH beginning January 1, 2025 for all patients, regardless of insurance coverage, in the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD PPS is not taken;
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

We have generated limited revenue from product sales and may never be profitable for a full fiscal year.

We have generated limited revenue from product sales and have incurred significant net losses in each year since inception. We began selling IBSRELA in the U.S. in March 2022 and we began selling XPHOZAH in the U.S. in November 2023. We have no other products approved for sale.

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
•whether any legislative or judicial action is taken to further delay or prevent the inclusion of XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, in the ESRD PPS, which would otherwise occur on January 1, 2025;
•the adequacy of reimbursement and coverage of XPHOZAH beginning January 1, 2025 for all patients, regardless of insurance coverage, in the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD PPS is not taken;
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

With respect to our commercialization of IBSRELA and XPHOZAH, our revenue will be dependent, in part, upon the size of the markets in the U.S., the label for which approval was granted, accepted price for the product, and the ability to secure and maintain adequate reimbursement. While there is significant uncertainty related to the insurance coverage and reimbursement of newly approved products in general in the U.S., there is additional uncertainty related to insurance coverage and reimbursement for drugs, like XPHOZAH, which is being marketed for the reduction of serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. Our ability to generate and sustain future revenues from sales of XPHOZAH, will be significantly dependent upon whether and when XPHOZAH, along with other oral drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS. See “—Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue” and “—In the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD PPS is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be covered under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” below.

Additionally, if the number of adult patients for IBSRELA and/or XPHOZAH is not as significant as we estimate, coverage and reimbursement for either IBSRELA or XPHOZAH are not available in the manner and to the extent we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from the sale of IBSRELA or XPHOZAH. Even if we achieve profitability on a quarterly basis in the future, we may not be able to sustain profitability for a full fiscal year. Our failure to generate adequate revenue from product sales would likely depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our common stock could cause our stockholders to lose all or part of their investment.

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

Our ability to maintain adequate coverage and reimbursement for XPHOZAH significantly depends upon whether and when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS. Absent legislative, regulatory or judicial action, XPHOZAH will enter the ESRD PPS on January 1, 2025, and separate reimbursement under Medicare Part D will no longer be available, which will negatively and materially impact our sales of XPHOZAH. See “—Third-party payor coverage and reimbursement status of newly commercialized products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue” and “—In the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD PPS is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be covered under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” below.

Even if legislative, regulatory or judicial action is taken to delay or prevent the inclusion of oral only drugs in the ESRD PPS, the commercial success of XPHOZAH will depend on a number of factors, including the following:

•the length of any such legislative, regulatory or judicial delay in the inclusion of oral only drugs in the ESRD PPS;
•the extent to which access to XPHOZAH is restricted, regardless of insurance coverage, during and/or following any applicable TDAPA period, which may depend largely on the manner in which, XPHOZAH and other oral ESRD-related drugs without an injectable or intravenous equivalent are bundled into the ESRD PPS, including, but not limited to, whether or not we file for TDAPA at a future date, whether or not TDAPA is granted, the length of any applicable TDAPA period, the amount of any applicable TDAPA payment, and the extent to which, the ESRD PPS base rate is adjusted following any applicable TDAPA period;
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

In the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD PPS is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, after which time, coverage for XPHOZAH for Medicare beneficiaries will no longer be available under Medicate Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted.

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

On June 27, 2024, CMS released the proposed Calendar Year 2025 ESRD PPS rule (CY 2025 Proposed Rule) in which CMS confirmed its intention to bring XPHOZAH along with other oral ESRD-related drugs without and injectable or intravenous equivalent into the ESRD PPS beginning January 1, 2025, and to cease separate payment for XPHOZAH and other such drugs under Medicare Part D on such date. CMS also provided specific guidance as to how it intends to bundle XPHOZAH into the ESRD PPS indicating that it does not intend to introduce XPHOZAH into the ESRD PPS in the same manner that it intends to introduce all other phosphate lowering medications. Rather, CMS has determined that the Transitional Drug Add on Payment Adjustment (TDAPA) for new renal dialysis drugs applies to XPHOZAH. Under the CMS guidance for new renal dialysis drugs, in order to ensure TDAPA availability on January 1, 2025, a TDAPA application should be filed in the application period ending on July 1, 2024. Additionally, CMS’s determination to introduce XPHOZAH into the ESRD PPS through a different pathway than that through which phosphate binders will be introduced suggests CMS’ current intention to limit the utilization data considered in determining the amount of a permanent base rate adjustment after the TDAPA period to the utilization data collected for the phosphate binders, excluding XPHOZAH utilization from such permanent base rate adjustment analysis.

With review and analysis of the CY 2025 Proposed Rule, we determined that filing for TDAPA at this time is not in the best interest of patients and would materially and adversely impact sales of XPHOZAH, and on July 2, 2024, we announced that we did not file an application for TDAPA on or prior to July 1, 2024. CMS’s determination to bring XPHOZAH into the ESRD PPS will materially and adversely impact our XPHOZAH product sales, our profitability, results of operations, financial condition and prospects will be materially and adversely impacted.

The extent to which the inclusion of XPHOZAH in the ESRD PPS will materially and adversely impact our XPHOZAH business is dependent on the following:

•the extent to which access to XPHOZAH is restricted by the dialysis providers and the extent to which such restrictions will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage; and
•the extent to which the elimination of separate payment for XPHOZAH for Medicare beneficiaries under Medicare Part D will influence the payment decisions of other payors and the extent to which payment for XPHOZAH will continue to be made as a pharmacy benefit for non-Medicare patients.

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

On June 27, 2024, CMS released the CY 2025 Proposed Rule in which CMS confirmed its intention to bring XPHOZAH and all oral only drugs in the ESRD PPS beginning January 1, 2025, and to cease separate payment for XPHOZAH and all oral only drugs under Medicare Part D on such date. In the event no legislative, regulatory or judicial action is taken, XPHOZAH, along with other oral ESRD related drugs without injectable or intravenous equivalents, will be included in the ESRD PPS beginning on January 1, 2025. See “—In the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD PPS is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be covered under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” above for a more detailed discussion related to the risks that may occur if XPHOZAH is brought into the ESRD PPS bundle.

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

On February 23, 2022, we entered into a loan and security agreement (2022 Loan Agreement) with SLR Investment Corp. as collateral agent (Agent or SLR), and the lenders listed in the 2022 Loan Agreement (collectively, the 2022 Lenders). The 2022 Loan Agreement was subsequently amended in August 2022 (the First Amendment), February 2023 (the Second Amendment), October 2023 (the Third Amendment) and October 2024 (Fourth Amendment). The loan was funded in the amount of $27.5 million on February 23, 2022 and additional amounts of $22.5 million, $50.0 million and $50.0 million were drawn on October 19, 2023, March 1, 2024, and October 29, 2024, respectively. In addition, we may be able to draw up to an additional $50.0 million by June 30, 2025. Until we have repaid all funded indebtedness, the 2022 Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

Under the Fourth Amendment, the maturity date for the term loans is extended to July 1, 2028 (Maturity Date). We are permitted to make interest only payments on the loan facility through the Maturity Date. In addition, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the 2022 Loan Agreement. An event of default will occur if, among other things, we fail to make payments under the 2022 Loan Agreement; we breach any of our covenants under the 2022 Loan Agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the Lender to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to limit or reduce our activities necessary to commercialize IBSRELA and/or XPHOZAH, or delay or limit clinical trials for tenapanor or other product candidates. The Lender could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

Moreover, on June 27, 2024, CMS released the CY 2025 Proposed Rule in which CMS confirmed its intention to bring XPHOZAH and all oral only drugs in to the ESRD PPS beginning January 1, 2025, and to cease separate payment for XPHOZAH and all oral only drugs under Medicare Part D on such date. Our ability to maintain adequate coverage and reimbursement for XPHOZAH significantly depends upon whether and when XPHOZAH, along with other oral ESRD-related drugs without an injectable or intravenous equivalent, are bundled into the ESRD PPS. Absent legislative, regulatory or judicial action, XPHOZAH will enter the ESRD PPS on January 1, 2025, which means it will no longer be covered by Medicare Part D, which will negatively and materially impact our sales of XPHOZAH. See “—In the event that legislative, regulatory or judicial action to further delay or prevent the inclusion of oral only drugs in the ESRD PPS is not taken, XPHOZAH will become part of the ESRD PPS on January 1, 2025, and will no longer be covered under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” above.

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

In order to be eligible to have drug products paid for with federal funds under Medicaid and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. Under the VA/FSS program, we are obligated to report the Non-Federal Average Manufacturer Price (Non-FAM) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We are also required to pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.

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

U.S. Patent No. 8,541,448 covering tenapanor was subject to patent term adjustment (PTA) under the American Inventors Protection Act for delays by the United States Patent and Trademark Office in granting the patent. Additionally, following the approval by the U.S. FDA for our NDA to market tenapanor for IBS-C, this patent was granted patent term extension (PTE) under the Hatch-Waxman Act and together with PTA provides us with exclusivity for tenapanor and uses thereof until August 1, 2033. The Hatch-Waxman Act allows a maximum of one patent to be extended per U.S. FDA approved product. Extension and/or adjustment of patent term (collectively Patent Restoration) also may be available in certain foreign countries upon regulatory approval of our product candidates. Despite seeking Patent Restoration for tenapanor in all countries where it is available, it may not be granted in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of patent protection subject to Patent Restoration, as well as the scope of patent protection during any such Patent Restoration, afforded by the governmental authority could be less than we request or could change due to changes to applicable Patent Restoration laws or regulations or interpretations thereof.

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
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.       MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2024, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares Available to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Michael Raab, President and Chief Executive Officer	Adoption	September 4, 2024	X		500,000	January 2, 2026
*Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
**Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

ITEM 6.       Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	June 24, 2024	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	June 20, 2023	3.1

3.3	Amended and Restated Bylaws.	8-K	June 24, 2014	3.2

10.1†	Commercial Supply Agreement, dated August 7, 2024 and effective as of July 23, 2024, by and between Ardelyx, Inc. and Catalent.	8-K	August 12, 2024	10.1

10.2†	Commercial Supply Agreement, dated October 25, 2024, by and among Ardelyx, Inc., Hovione Farmaciência, S.A. and Hovione, LLC.				X

10.3	Lease Agreement, dated October 3, 2024, by and between Ardelyx, Inc. and BMR-Pacific Research Center LP.	8-K	October 9, 2024	10.1

10.4	Sixth Amendment to Lease, dated May 25, 2021, by and between Ardelyx, Inc. and 34175 Ardenwood Venture, LLC.	8-K	October 9, 2024	10.2

10.5	Fourth Amendment to the Loan and Security Agreement dated October 29, 2024, by and between Ardelyx, Inc. and SLR Investment Corp.				X

10.6#	Offer Letter, dated July 25, 2024 by and between Alderyx, Inc. and Eric Foster.				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Statements of Changes in Stockholders Equity for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) Notes to Unaudited Condensed Financial Statements.
					X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X

† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type that the Company treats as private or confidential.

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

Ardelyx, Inc.

Date: October 31, 2024	By:	/s/ Robert Felsch
Robert Felsch
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)