Form 10-Q
period 2025-03-31
ARDELYX, INC.
filed 2025-05-01
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of April 24, 2025, was 239,255,212.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “Ardelyx,” “Company,” “we,” “us,” and “our” refer to Ardelyx, Inc.
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
•We will require additional financing for the foreseeable future as we invest in the growth of IBSRELA and XPHOZAH in the U.S. and build a pipeline. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA and/or XPHOZAH, or to delay or limit our pursuit of other future business opportunities.
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
•IBSRELA and/or XPHOZAH may cause undesirable side effects or have other properties that could limit the commercial success of the products.

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
NOTE REGARDING TRADEMARKS
ARDELYX®, IBSRELA® and XPHOZAH® are trademarks of Ardelyx. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ARDELYX, INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$30,808	$64,932
Short-term investments	183,144	185,168
Accounts receivable	46,467	57,705
Inventory	23,776	21,173
Prepaid commercial manufacturing	13,848	16,378
Prepaid expenses and other current assets	14,649	11,096
Total current assets	312,692	356,452
Property and equipment, net	1,665	1,495
Inventory, non-current	82,099	70,011
Prepaid commercial manufacturing, non-current	3,246	—
Right-of-use assets	3,670	2,380
Other assets	6,822	5,416
Total assets	$410,194	$435,754
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,722	$16,000
Accrued compensation and benefits	7,168	14,940
Current portion of operating lease liability	1,302	1,562
Deferred revenue	10,913	10,686
Accrued expenses and other current liabilities	42,735	34,642
Total current liabilities	75,840	77,830
Operating lease liability, net of current portion	2,505	1,023
Long-term debt	151,301	150,853
Deferred revenue, non-current	8,350	7,232
Deferred royalty obligation related to the sale of future royalties	26,522	25,527
Total liabilities	264,518	262,465
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 239,201,256 and 238,015,825 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	1,072,118	1,058,548
Accumulated deficit	(926,484)	(885,340)
Accumulated other comprehensive income	18	57
Total stockholders’ equity	145,676	173,289
Total liabilities and stockholders’ equity	$410,194	$435,754
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Product sales, net	$67,814	$43,512
Product supply revenue	254	2,126
Licensing revenue	5,020	17
Non-cash royalty revenue related to the sale of future royalties	1,026	368
Total revenues	74,114	46,023
Cost of goods sold
Cost of product sales	2,340	1,013
Other cost of revenue	9,963	6,115
Total cost of goods sold	12,303	7,128
Operating expenses
Research and development	14,938	10,579
Selling, general and administrative	83,222	52,994
Total operating expenses	98,160	63,573
Loss from operations	(36,349)	(24,678)
Interest expense	(4,191)	(2,356)
Non-cash interest expense related to the sale of future royalties	(2,071)	(1,702)
Other income, net	2,326	2,339
Loss before provision for income taxes	(40,285)	(26,397)
Provision for income taxes	859	121
Net loss	$(41,144)	$(26,518)
Net loss per share of common stock - basic and diluted	$(0.17)	$(0.11)
Shares used in computing net loss per share - basic and diluted	238,624,145	233,065,960
Comprehensive loss
Net loss	$(41,144)	$(26,518)
Unrealized losses on available-for-sale securities	(39)	(244)
Comprehensive loss	$(41,183)	$(26,762)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except shares)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	238,015,825	$24	$1,058,548	$(885,340)	$57	$173,289
Issuance of common stock under employee stock purchase plan	222,734	—	1,015	—	—	1,015
Issuance of common stock upon exercise of options	389,963	—	467	—	—	467
Issuance of common stock upon vesting of restricted stock units	572,734	—	—	—	—	—
Stock-based compensation	—	—	12,088	—	—	12,088
Unrealized losses on available-for-sale securities	—	—	—	—	(39)	(39)
Net loss	—	—	—	(41,144)	—	(41,144)
Balance as of March 31, 2025	239,201,256	$24	$1,072,118	$(926,484)	$18	$145,676

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	232,453,190	$23	$1,012,773	$(846,204)	$224	$166,816
Issuance of common stock under employee stock purchase plan	253,312	—	1,038	—	—	1,038
Issuance of common stock upon exercise of options	701,578	—	2,183	—	—	2,183
Issuance of common stock upon vesting of restricted stock units	551,664	—	—	—	—	—
Stock-based compensation	—	—	7,616	—	—	7,616
Unrealized losses on available-for-sale securities	—	—	—	—	(244)	(244)
Net loss	—	—	—	(26,518)	—	(26,518)
Balance as of March 31, 2024	233,959,744	$23	$1,023,610	$(872,722)	$(20)	$150,891
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(41,144)	$(26,518)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	602	435
Non-cash lease expense	923	948
Stock-based compensation	12,088	7,616
Non-cash interest expense	2,136	1,753
Non-cash royalty revenue related to the sale of future royalties	(1,026)	(368)
Other, net	(1,191)	(1,265)
Changes in operating assets and liabilities
Accounts receivable	11,238	(6,131)
Inventory	(14,692)	(29,371)
Prepaid commercial manufacturing	(716)	13,406
Prepaid expenses and other assets	(5,022)	(5,450)
Accounts payable	(2,278)	6,139
Accrued compensation and benefits	(7,772)	(5,870)
Operating lease liabilities	(991)	(1,068)
Accrued and other liabilities	8,043	7,159
Deferred revenue	1,345	2,863
Net cash used in operating activities	(38,457)	(35,722)
Investing activities
Proceeds from maturities and redemptions of investments	34,726	31,602
Purchases of investments	(31,550)	(34,024)
Purchases of property and equipment	(325)	(150)
Net cash provided by (used in) investing activities	2,851	(2,572)
Financing activities
Proceeds from 2022 Loan Agreement, net of issuance costs	—	49,750
Proceeds from issuance of common stock under equity incentive and stock purchase plans	1,482	3,221
Net cash provided by financing activities	1,482	52,971
Net (decrease) increase in cash and cash equivalents	(34,124)	14,677
Cash and cash equivalents at beginning of period	64,932	21,470
Cash and cash equivalents at end of period	30,808	36,147
Supplementary disclosure of cash flow information
Cash paid for interest	$2,454	$2,095
Cash paid for income taxes	$2	$1
Supplementary disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$2,213	$—
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
We operate in one business segment, which is the development and commercialization of biopharmaceutical products. Refer to Note 12. Segment Reporting for further discussion on our segment reporting.
Basis of Presentation
These condensed financial statements have been prepared in accordance with U.S. GAAP and pursuant to the requirements of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. These condensed financial statements have been prepared on the same basis as our most recent annual financial statements and, in the opinion of management, reflect all normal and recurring adjustments necessary to present fairly our financial position, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation.
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our 2024 Form 10-K. The results for the 2025 first quarter are not necessarily indicative of results to be expected for the entire year ending December 31, 2025, or for any other interim period or future year.
Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for definitions of terms used throughout the document.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this Update provide more transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted on a prospective basis for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of evaluating the impact of this new guidance on its disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220) - Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The following table summarizes our cash, cash equivalents and short-term investments:

	March 31, 2025				December 31, 2024
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$8,318	$—	$—	$8,318	$16,282	$—	$—	$16,282
Money market funds	22,490	—	—	22,490	48,650	—	—	48,650
Total cash and cash equivalents	30,808	—	—	30,808	64,932	—	—	64,932
Short-term investments
U.S. treasury securities	$72,431	$43	$(3)	$72,471	$79,720	$58	$(5)	$79,773
U.S. government-sponsored agency bonds	41,852	4	(26)	41,830	45,960	29	(27)	45,962
Commercial paper	33,026	2	(3)	33,025	37,061	19	(15)	37,065
Corporate bonds	28,077	7	(2)	28,082	17,415	4	(6)	17,413
Asset-backed securities	5,752	—	(3)	5,749	2,983	2	—	2,985
Yankee bonds	1,988	—	(1)	1,987	1,972	—	(2)	1,970
Total short-term investments	183,126	56	(38)	183,144	185,111	112	(55)	185,168
Total cash, cash equivalents and investments	$213,934	$56	$(38)	$213,952	$250,043	$112	$(55)	$250,100
Realized gains or losses have not been significant and are included in other income, net, in the condensed statements of operations and comprehensive loss.
Unrealized losses as of March 31, 2025 and December 31, 2024 were not material. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of March 31, 2025 and December 31, 2024, and no investment was in a continuous unrealized loss position for more than one year. Therefore, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of March 31, 2025 and December 31, 2024.
See “Cash and Cash Equivalents” and “Short-Term Investments” captions of Note 2. Summary of Significant Accounting Policies of our 2024 Form 10-K for more information on our accounting policies for cash, cash equivalents and short-term investments.
NOTE 3. FAIR VALUE MEASUREMENTS
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

The following table sets forth the fair value of our financial assets that are measured or disclosed on a recurring basis by level within the fair value hierarchy:

	March 31, 2025				December 31, 2024
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$22,490	$22,490	$—	$—	$48,650	$48,650	$—	$—
U.S. treasury securities	72,471	—	72,471	—	79,773	—	79,773	—
U.S. government-sponsored agency bonds	41,830	—	41,830	—	45,962	—	45,962	—
Commercial paper	33,025	—	33,025	—	37,065	—	37,065	—
Corporate bonds	28,082	—	28,082	—	17,413	—	17,413	—
Asset-backed securities	5,749	—	5,749	—	2,985	—	2,985	—
Yankee bonds	1,987	—	1,987	—	1,970	—	1,970	—
Total	$205,634	$22,490	$183,144	$—	$233,818	$48,650	$185,168	$—
Fair Value of Debt
The principal outstanding under our term loans is subject to a variable interest rate and therefore, we believe the carrying amount of the term loan approximates fair value as of March 31, 2025 and December 31, 2024. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.
The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of March 31, 2025 and December 31, 2024 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin over the life of the agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.
NOTE 4. INVENTORY
Inventory consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$40,612	$30,792
Work in process	60,988	58,685
Finished goods	4,275	1,707
Total	$105,875	$91,184
Reported as
Inventory	$23,776	$21,173
Inventory, non-current	82,099	70,011
Total	$105,875	$91,184
Prepaid commercial manufacturing with third-party CMOs not included in inventory was $17.1 million and $16.4 million as of March 31, 2025 and December 31, 2024, respectively. There was $3.2 million of prepayments expected to be converted into inventory after 12 months as of March 31, 2025, as compared to zero as of December 31, 2024.

NOTE 5. REVENUE
Disaggregation of total revenues by nature is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Product sales, net	$67,814	$43,512
Licensing revenue	5,020	17
Non-cash royalty revenue related to the sale of future royalties	1,026	368
Product supply revenue	254	2,126
Total revenues	$74,114	$46,023
Product Sales, Net
Total product sales, net was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Product sales, net
IBSRELA	$44,403	$28,361
XPHOZAH	23,411	15,151
Total product sales, net	$67,814	$43,512
Product sales, net approximated 91.5% and 94.5% of total revenues in the 2025 and 2024 first quarters, respectively.
Concentrations
Gross product sales from Customers accounting for more than 10% of total revenues were as follows:

	Three Months Ended March 31,
	2025	2024
Customers(1)
BioRidge Pharma, LLC	63.8%	64.6%
Cardinal Health	22.2%	19.2%
Cencora (formerly AmerisourceBergen Drug Corporation)	18.2%	21.6%
McKesson Corporation	16.9%	16.0%
(1)The total of the above percentages exceeds 100% as the numerators used in the calculations represent gross product sales for each Customer, as opposed to product sales, net as presented in our condensed statements of operations and comprehensive loss.
GTN Adjustments
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2024	$1,643	$14,475	$11,170	$27,288
Provisions(1)	4,143	18,835	5,940	28,918
Credits/payments	(4,681)	(18,405)	(8,334)	(31,420)
Balance as of March 31, 2025	$1,105	$14,905	$8,776	$24,786
(1) Provisions included approximately $3.8 million of favorable adjustment resulting from changes in prior periods’ estimated product returns for XPHOZAH.

NOTE 6. COLLABORATION AND LICENSING AGREEMENTS
We out-license to external partners for the development of tenapanor and commercialization of tenapanor outside of the U.S. We recognize revenue from our agreements with Kyowa Kirin, Fosun Pharma and Knight as licensing revenue, product supply revenue or non-cash royalty revenue related to the sale of future royalties. See Note 7. Collaboration and Licensing Agreements and “Licensing Revenue Recognition” caption of Note 2. Summary of Significant Accounting Policies of our 2024 Form 10-K for more information on the nature, purpose, significant rights and obligations of the parties, as well as our accounting policies for such revenue streams.
The following table summarizes total revenues by collaboration partner:

	Three Months Ended March 31,
(in thousands)	2025	2024
Licensing revenue
Fosun Pharma	$5,000	$—
Knight	20	17
Total licensing revenue	$5,020	$17
Product supply revenue
Kyowa Kirin	—	2,126
Knight	254	—
Total supply revenue	$254	$2,126
Non-cash royalty revenue related to the sale of future royalties
Kyowa Kirin	$1,026	$368
The following table presents changes in our current and non-current deferred revenue balances, which are all attributable to Kyowa Kirin:

	2025		2024
(in thousands)	Current	Non-Current	Current	Non-Current
Deferred revenue balance as of January 1,	$10,686	$7,232	$7,182	$8,644
Prepaid product supply	227	1,118	732	3,459
Product supply delivered	—	—	(1,328)	—
Deferred revenue balance as of March 31,	$10,913	$8,350	$6,586	$12,103
Significant developments and updates related to our collaboration and licensing agreements in the 2025 and 2024 first quarters are discussed below.
Kyowa Kirin
In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for patients with CKD with hyperphosphatemia in Japan. In the 2024 first quarter, we began to recognize non-cash royalty revenue related to the sale of future royalties, which was remitted to HCR in accordance with the HCR Agreement.
Fosun Pharma
In February 2025, we announced the approval of an NDA for tenapanor for the control of hyperphosphatemia in adult patients with CKD undergoing hemodialysis by China’s Center for Drug Evaluation of the NMPA. This approval triggered a $5.0 million milestone to us under the terms of the Fosun Agreement, which was recorded as licensing revenue on our condensed statement of operations and comprehensive loss when earned during the 2025 first quarter and was received in April 2025.
AstraZeneca
In connection with the AstraZeneca Termination Agreement, we recognized royalty expense as other cost of revenue in our condensed statements of operations and comprehensive loss of $8.8 million and $4.7 million in the 2025 and 2024 first quarters, respectively. As of March 31, 2025, we have recognized $71.2 million of the total $75.0 million outstanding royalty obligation.

NOTE 7. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES
We and HCR have an agreement in which HCR agreed to pay up to $20.0 million in exchange for royalty payments and commercial milestone payments that we may receive under our Kyowa Kirin Agreement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties of our 2024 Form 10-K for further discussion on the nature, purpose, significant rights and obligations of the parties, as well as our accounting policies regarding the HCR Agreement.
A summary of financial information related to the HCR Agreement is as follows:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Non-cash interest expense related to the sale of future royalties	$(2,071)	$(1,702)
Effective interest rate	32.5%	33.7%

(in thousands)	2025	2024
Deferred royalty obligation balance as of January 1,	$25,527	$20,179
Non-cash interest expense related to sale of future royalties	2,071	1,702
Royalty distributed to HCR	(1,076)	—
Deferred royalty obligation balance as of March 31,	$26,522	$21,881
NOTE 8. BORROWING
The following table presents our long-term borrowing under the 2022 Loan Agreement:

(in thousands)	March 31, 2025	December 31, 2024	Interest rate
Principal
Term A Loan	$27,500	$27,500	7.95% + 0.022% + SOFR (subject to a floor of 1.0%)
Term B Loan	22,500	22,500	7.95% + 0.022% + SOFR (subject to a floor of 1.0%)
Term C Loan	50,000	50,000	4.25% + 0.022% + SOFR (subject to a floor of 4.7%)
Term D Loan	50,000	50,000	4.00% + 0.022% + SOFR (subject to a floor of 4.7%)
Total principal	150,000	150,000
Adjustments to principal value
Unamortized discount and debt issuance costs	(1,070)	(1,136)
Accreted value of final fee	2,371	1,989
Total long-term debt	151,301	150,853
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	$151,301	$150,853
The total unaccreted final fee was $5.1 million and $5.4 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, our total future payment obligation related to the outstanding balance of the term loans, excluding interest payments, was $151.3 million, which is due on July 1, 2028.
There have been no changes to the principal, maturity, interest rates, interest payment terms and debt covenants since December 31, 2024. See Note 9. Borrowing of our 2024 Form 10-K for additional information regarding our 2022 Loan Agreement.

NOTE 9. LEASES
The following table provides additional details of our facility leases presented in our condensed balance sheets:

($ in thousands)
Facilities	March 31, 2025	December 31, 2024
Right-of-use assets	$3,670	$2,380

Current portion of lease liabilities	1,302	1,562
Operating lease liability, net of current portion	2,505	1,023
Total lease liabilities	$3,807	$2,585

Weighted-average remaining term (in years)	2.8	1.8
Weighted-average discount rate	6.0%	6.5%
The lease costs, which are included in operating expenses in our condensed statements of operations and comprehensive loss, were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease expense	$977	$1,046
Cash paid for operating leases	$1,047	$1,166
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of March 31, 2025:

(in thousands)	Operating Leases
Remainder of 2025	$1,145
2026	1,480
2027	1,043
2028	469
2029	21
Thereafter	—
Total undiscounted operating lease payments	4,158
Imputed interest expenses	(351)
Total operating lease liabilities	3,807
Less: Current portion of operating lease liability	(1,302)
Operating lease liability, net of current portion	$2,505
NOTE 10. STOCKHOLDERS’ EQUITY
In January 2023, we filed a registration statement on Form S-3, which became effective in January 2023, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. In the 2025 first quarter, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of March 31, 2025, we have completed sales pursuant to the 2023 Open Market Sales Agreement, resulting in the issuance of 16.8 million shares of our common stock and receipt of gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17.

NOTE 11. EQUITY INCENTIVE PLANS
Stock-based Compensation Expense
Stock-based compensation expense recognized for stock options, RSUs and our ESPP is recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Selling, general and administrative	$8,484	$5,646
Research and development	3,604	1,970
Total	$12,088	$7,616
A summary of our total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 31, 2025 is as follows:

	Unrecognized Compensation Expense (in thousands)	Average Remaining Vesting Period (in years)
Stock option grants	$64,626	2.88
RSU grants	$79,520	3.30
ESPP	$304	0.42
Stock Options
A summary of our stock option activity and related information for the 2025 first quarter is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
Balance as of December 31, 2024	28,085	$5.63
Options granted	4,113	$5.21
Options exercised	(390)	$1.20
Options forfeited or canceled	(821)	$7.91
Balance as of March 31, 2025	30,987	$5.57
Exercisable as of March 31, 2025	15,715	$5.45
Restricted Stock Units
A summary of our RSUs activity and related information for the 2025 first quarter is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Non-vested restricted stock units as of December 31, 2024	8,013	$6.59
Granted	7,093	$5.21
Vested	(573)	$6.04
Forfeited	(425)	$5.79
Non-vested restricted stock units as of March 31, 2025	14,108	$5.94
Employee Stock Purchase Plan
During the 2025 first quarter, we issued approximately 0.2 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $4.56 per share, resulting in proceeds to us of approximately $1.0 million.

Issuance of Common Stock for Services
During the 2025 first quarter, we issued no shares of our common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under our Non-Employee Director Compensation Program.
NOTE 12. SEGMENT REPORTING
We operate in a single reportable segment. The CODM primarily uses aggregated net loss as reported on the condensed statements of operations and comprehensive loss to measure segment loss, supplemented by certain additional significant expense details reflected in the table below. There have been no changes in the determination of segmentation or the measurements used to determine reported segment loss discussed in our 2024 Form 10-K. See Note 17. Segment Reporting of our 2024 Form 10-K for more discussion on our segment reporting.
Detailed information regarding our single operating segment’s significant revenues, expenses and operating loss is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues
Product sales, net	$67,814	$43,512
Other revenues(1)	6,300	2,511
Total revenues	74,114	46,023
Less:
Cost of product sales	2,340	1,013
Other cost of revenue	9,963	6,115
Total cost of goods sold	12,303	7,128
Research and development(2)	10,542	7,790
Selling expenses(2)	56,800	34,852
General and administrative expenses(2)	13,904	8,969
Stock-based compensation	12,088	7,616
Other segment expenses(3)	4,826	4,346
Total operating expenses	98,160	63,573
Consolidated loss from operations	(36,349)	(24,678)
Other reconciliation items(4)	(4,795)	(1,840)
Consolidated net loss	$(41,144)	$(26,518)
(1)“Other revenues” includes revenues from our collaboration partnerships, including licensing revenue, product supply revenue and non-cash royalty revenue related to the sale of future royalties.
(2)Research and development, selling and general administrative expenses herein do not include certain allocated items, such as stock-based compensation expenses.
(3)“Other segment expenses” primarily consists of allocated facilities, information technology and employee costs of approximately $4.7 million and $3.7 million for the 2025 and 2024 first quarters, respectively.
(4)“Other reconciliation items” includes interest expense, non-cash interest expense related to the sale of future royalties, provision for income taxes and other income, net.
NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effect of stock-based awards. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, unvested restricted stock units and ESPP shares issuable pursuant to the current purchase period. As we had net losses for the 2025 and 2024 first quarters, all potential common shares were determined to be anti-dilutive during those periods.

The following table sets forth the computation of net loss per common share:

(in thousands, except per share amounts)	Three Months Ended March 31,
Numerator	2025	2024
Net loss	$(41,144)	$(26,518)
Denominator
Weighted average common shares outstanding - basic and diluted	238,624	233,066
Net loss per share of common stock - basic and diluted	$(0.17)	$(0.11)
The total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Options to purchase common stock	29,129	26,681
Restricted stock units	10,370	7,024
ESPP shares issuable	213	227
Total	39,712	33,932
NOTE 14. COMMITMENTS AND CONTINGENCIES
On July 30 and August 12, 2021, two putative securities class action lawsuits were commenced in the U.S. District Court for the Northern District of California naming as defendants Ardelyx and two current officers captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act), as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact related to tenapanor. The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. On July 19, 2022, the court consolidated the two putative class actions and appointed a lead plaintiff and lead counsel. The lead plaintiff filed a second amended complaint under which the plaintiffs seek to represent all persons who purchased or otherwise acquired Ardelyx securities between March 6, 2020 and July 19, 2021. Defendants filed a motion to dismiss the amended complaint on June 2, 2023. On March 22, 2024, the court granted defendants’ motion to dismiss. The court provided plaintiffs a third opportunity to amend and plaintiffs filed a third amended complaint on April 19, 2024. Defendants filed a motion to dismiss the third amended complaint on June 3, 2024. The case was dismissed with prejudice on September 12, 2024. On October 9, 2024, plaintiff appealed the District Court’s dismissal of the case to the Ninth Circuit. While we believe the plaintiffs’ claims are without merit, we reached a settlement in the case on February 21, 2025 for an immaterial amount and the case was voluntarily dismissed on March 5, 2025.
On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed in the U.S. District Court for the Northern District of California purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC. The complaints allege that the defendants' violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets for personally making and/or causing Ardelyx to make materially false and misleading statements regarding the Company’s business, operations and prospects. The complaint seeks contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the anticipated motion(s) to dismiss in the Securities Class Actions. On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris action and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action. The Securities Class Action was voluntarily dismissed on March 5, 2025. We believe the plaintiffs’ claims are without merit.

On July 17, 2024, in partnership with the AAKP and the NMQF, we filed a lawsuit in the U.S. District Court for the District of Columbia against CMS, claiming that CMS has violated its statutory and regulatory authority under MIPPA, which established the ESRD PPS bundled payment system for dialysis services in 2008. Specifically, the lawsuit claims that moving XPHOZAH, along with all oral-only drugs, into the ESRD PPS is inconsistent with MIPPA’s statutory provision, and contradicts CMS’s own regulations. XPHOZAH and other oral-only drugs, are not administered by dialysis providers and cannot be taken during the delivery of maintenance dialysis. On November 8, 2024, the U.S. District Court for the District of Columbia granted defendants’ Motion to Dismiss and denied plaintiffs Motion for Preliminary Injunction, or in the Alternative, for Expedited Summary Judgment. Following the District Court’s denial of plaintiffs’ Motion to Alter or Amend the Judgment, or in the Alternative, for an Injunction Pending Appeal, plaintiffs filed an Emergency Motion for an Administrative Stay and Injunction Pending Appeal, which was denied by the United States Court of Appeals for the District of Columbia Circuit. Appellants filed an initial brief in the appeal on February 4, 2025; Appellees filed an initial brief on March 6, 2025; and Appellants filed a reply brief March 27, 2025. Both Appellees and Appellants filed a final brief on April 10, 2025.
On August 16, 2024, a complaint was filed against us in the U.S. District Court of Massachusetts, captioned Yarborough v. Ardelyx, Inc., et al., No. 24-cv-12119 (D. Mass.). The complaint names the Company, Mike Raab, and Justin Renz as defendants and alleges violations of Sections 10(b) and 20(a) the Exchange Act and Rule 10b-5 promulgated thereunder, related to the our announcement on July 2, 2024 that it had chosen not to file an application for Transitional Drug Add-on Payment Adjustment for XPHOZAH (the “Yarborough Action”). The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. The Court appointed Tate Wood as lead plaintiff on October 30, 2024. Lead Plaintiff filed an amended complaint on January 13, 2025, in which he added Susan Rodriguez, Laura Williams and Elizabeth Grammer as additional defendants and removed Justin Renz as a defendant. Lead Plaintiff purports to bring claims on behalf of all those who acquired Ardelyx common stock between February 22, 2024 and July 1, 2024. Defendants filed a motion to dismiss the amended complaint on March 14, 2025. We believe the plaintiff’s claims are without merit.
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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2025, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our 2024 Form 10-K. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx,” “Company,” “we,” “us,” and “our” refer to Ardelyx, Inc.

EXECUTIVE SUMMARY
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
Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for definitions of terms used throughout the document.
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
In February 2025, we announced the approval of an NDA for tenapanor for the control of hyperphosphatemia in adult patients with CKD undergoing hemodialysis by China’s Center for Drug Evaluation of the NMPA. This approval triggered a $5.0 million milestone to us under the terms of the Fosun Agreement, which was recorded as licensing revenue on our condensed statement of operations and comprehensive loss when earned during the 2025 first quarter and was received in April 2025.
RESULTS OF OPERATIONS
The results of operations for the 2025 first quarter are not necessarily indicative of results to be expected for the entire year ending December 31, 2025, or for any other interim period or future year. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Form 10-K to enhance the understanding of our financial metrics below.
Revenue
Below is a summary of our total revenues:

	Three Months Ended March 31,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%
Product sales, net	$67,814	$43,512	$24,302	56%
Product supply revenue	254	2,126	(1,872)	(88)%
Licensing revenue	5,020	17	5,003	(a)
Non-cash royalty revenue related to the sale of future royalties	1,026	368	658	179%
Total revenues	$74,114	$46,023	$28,091	61%
(a) Percent change is not meaningful.
Below is a summary of our product sales, net by product:

	Three Months Ended March 31,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%
Product sales, net
IBSRELA	$44,403	$28,361	$16,042	57%
XPHOZAH	23,411	15,151	8,260	55%
Total product sales, net	$67,814	$43,512	$24,302	56%

Product sales, net:
The increase in IBSRELA product sales, net in the 2025 first quarter was due to higher demand, reflecting continued increase in awareness and prescriber experience, and to a lesser extent, higher net price.
The increase in XPHOZAH product sales, net in the 2025 first quarter was due to higher demand since its commercial launch in November 2023, partially offset by lower net price due to unfavorable payor mix shifts associated with loss of XPHOZAH Medicare Part D reimbursement. As of January 1, 2025, the Centers of Medicare and Medicaid Services officially began the transition of oral only therapies, including XPHOZAH, into the End Stage Renal Disease Prospective Payment System. The increase in XPHOZAH product sales, net also reflected the release of $3.8 million of prior periods’ estimated product returns for XPHOZAH, based on assumptions from actual returns history and other data supporting an expectation of minimal returns.
Product supply revenue:
Product supply revenue is primarily impacted by the timing of product supply shipments to our collaboration partners. The product supply revenue in the 2025 and 2024 first quarters was attributable to Knight and Kyowa Kirin, respectively, under our product supply agreements in support of non-U.S. launches.
Licensing revenue:
Licensing revenue is primarily impacted by the timing of regulatory and commercial milestone achievements from our collaboration partners, as well as sales-based royalties received from Knight. The licensing revenue in the 2025 first quarter was primarily attributable to the earning of a $5.0 million milestone under the terms of the Fosun Agreement upon approval of an NDA for tenapanor for the control of hyperphosphatemia in adult patients with CKD undergoing hemodialysis by China’s Center for Drug Evaluation of the NMPA.
Non-cash royalty revenue:
The increase in non-cash royalty revenue in the 2025 first quarter was attributable to a full quarter of royalties from Kyowa Kirin for sales of PHOZEVEL in Japan, which was launched in February 2024, as compared to a partial quarter of royalties in the 2024 first quarter.
GTN Adjustments
Reconciliation of gross product sales to product sales, net by GTN adjustment category is as follows:

	Three Months Ended March 31,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%
Gross product sales	$96,732	$62,527	$34,205	55%
GTN adjustments	(28,918)	(19,015)	$(9,903)	52%
Product sales, net	$67,814	$43,512	$24,302	56%
GTN adjustment percentage	29.9%	30.4%
The decrease in GTN adjustment percentage in the 2025 first quarter was primarily due to the favorable impact of a change in prior periods’ estimate of expected returns of XPHOZAH, partially offset by unfavorable payor mix shifts.
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2024	$1,643	$14,475	$11,170	$27,288
Provisions(1)	4,143	18,835	5,940	28,918
Credits/payments	(4,681)	(18,405)	(8,334)	(31,420)
Balance as of March 31, 2025	$1,105	$14,905	$8,776	$24,786
(1) Provisions included approximately $3.8 million of favorable adjustment resulting from changes in prior periods’ estimated product returns for XPHOZAH.

Expenses
Below is a summary of our cost of goods sold, operating expenses, interest expense, non-cash interest expense related to the sale of future royalties and other income, net:

	Three Months Ended March 31,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%
Cost of product sales	$2,340	$1,013	$1,327	131%
Other cost of revenue	9,963	6,115	3,848	63%
Total cost of goods sold	$12,303	$7,128	$5,175	73%

Research and development	$14,938	$10,579	$4,359	41%
Selling, general and administrative	83,222	52,994	30,228	57%
Total operating expenses	$98,160	$63,573	$34,587	54%

Interest expense	$(4,191)	$(2,356)	$(1,835)	78%
Non-cash interest expense related to the sale of future royalties	$(2,071)	$(1,702)	$(369)	22%
Other income, net	$2,326	$2,339	$(13)	(1)%
Cost of Goods Sold
Cost of product sales:
The increase in cost of product sales in the 2025 first quarter was due to higher product sales. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the 2025 and 2024 first quarters was expensed as research and development expenses in periods prior to the commencement of capitalization of inventory costs for each respective product. The cost associated with inventory sold but previously expensed as research and development was $0.7 million and $1.2 million for the 2025 and 2024 first quarters, respectively. The value of inventory on hand as of March 31, 2025 and December 31, 2024 that was previously expensed as research and development was approximately $14.8 million and $15.6 million, respectively.
Other cost of revenue:
The increase in other cost of revenue in the 2025 first quarter was primarily due to higher AstraZeneca royalties, driven by higher tenapanor product sales, net. Other cost of revenue related to the AstraZeneca Termination Agreement was $8.8 million and $4.7 million for the 2025 and 2024 first quarters, respectively. The remaining future royalty obligation to AstraZeneca was $3.8 million as of March 31, 2025.
Research and Development
Below is a summary of our research and development expenses:

	Three Months Ended March 31,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%
External R&D and other expenses	$4,202	$3,520	$682	19%
Employee-related expenses	9,455	6,136	3,319	54%
Facilities, equipment, depreciation and other expenses	1,281	923	358	39%
Total research and development expenses	$14,938	$10,579	$4,359	41%
The increase in R&D expenses in the 2025 first quarter was primarily driven by the increase in employee-related expenses, reflecting an increase in headcount to support medical engagement with scientific communities in the areas of gastroenterology and nephrology related to our marketed products. This increase included an incremental $1.6 million in stock-based compensation expense.

Selling, General and Administrative
The increase in selling, general and administrative expenses in the 2025 first quarter was primarily due to increased commercialization and administrative costs to support net sales growth of IBSRELA and XPHOZAH. The increase consisted of spending for disease awareness initiatives, patient affordability, access support and related patient awareness, as well as increased commercial infrastructure. In addition, the increase was attributable to increased headcount, including an incremental $2.8 million in stock-based compensation expense.
Interest Expense
The increase in interest expense in the 2025 first quarter was due to a higher loan balance resulting from the Term D Loan draw of $50.0 million in October 2024. In addition, the increase was attributable to a full quarter of interest expense related to the Term C Loan as compared to a partial quarter of interest expense in the 2024 first quarter.
Non-Cash Interest Expense Related to the Sale of Future Royalties
The increase in non-cash interest expense related to the sale of future royalties in the 2025 first quarter was due to the increasing outstanding balance of the deferred royalty obligation attributable to the imputed interest accrued on the outstanding balance, partially offset by royalties received from Kyowa Kirin related to the sale of PHOZEVEL, which were remitted to HCR.
Other Income, Net
Other income, net consists of interest income earned on our cash, cash equivalents and short-term investments as well as currency exchange gains and losses. In the 2024 first quarter, other income, net also included the periodic revaluation of our previously outstanding 2022 Exit Fee related to our 2022 Loan Agreement that was settled in October 2024.
LIQUIDITY AND CAPITAL RESOURCES
Below is a summary of our cash, cash equivalents and short-term investments:

($ in thousands)	March 31, 2025	December 31, 2024	Change $	Change %
Cash and cash equivalents	$30,808	$64,932	$(34,124)	(53)%
Short-term investments	183,144	185,168	(2,024)	(1)%
Total liquid funds	$213,952	$250,100	$(36,148)	(14)%
We regularly assess our cash position and our working capital needs to execute our strategy. Our primary uses of cash to date have been to fund research and development expenditures related to our development of tenapanor and to support the commercialization of our marketed products. We have funded our operations primarily from the sale of common stock, product sales, funds from our collaboration partnerships, funds from our loan agreements with SLR, as well as sale of future royalties to HCR. We expect that we will increasingly rely on cash generated from operations to fund our operating plan while maintaining financial flexibility from our ability to source cash from future equity sales and debt financing.
In January 2023, we filed a registration statement on Form S-3, which became effective in January 2023, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. In the 2025 first quarter, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of March 31, 2025, we have completed sales pursuant to the 2023 Open Market Sales Agreement, resulting in the issuance of 16.8 million shares of our common stock and receipt of gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17.

We have a loan and security agreement (as amended, the 2022 Loan Agreement) with SLR. The 2022 Loan Agreement provides a total of $200.0 million, of which $150.0 million has been drawn as of March 31, 2025 to support our ongoing operations and the commercial launches of IBSRELA and XPHOZAH. The borrowings under the 2022 Loan Agreement bear interest at SOFR plus a spread based on our public debt rating. We classify outstanding borrowings under the 2022 Loan Agreement as long-term based on the maturity date of the loan. All the term loans mature on July 1, 2028. See Note 9. Borrowing of our 2024 Form 10-K for further discussion.
We believe our available cash, cash equivalents and short-term investments as of March 31, 2025 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.
Our future funding requirements will depend on many factors as described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.
CASH FLOW ACTIVITIES
The following table summarizes our cash flows:

	Three Months Ended March 31,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%
Net cash used in operating activities	$(38,457)	$(35,722)	$(2,735)	8%
Net cash provided by (used in) investing activities	2,851	(2,572)	5,423	(211)%
Net cash provided by financing activities	1,482	52,971	(51,489)	(97)%
Net (decrease) increase in cash and cash equivalents	$(34,124)	$14,677	$(48,801)	(332)%
Cash Flows from Operating Activities
Net cash used in operating activities increased in the 2025 first quarter primarily due to higher expenses to support our commercial growth and higher payment to AstraZeneca under the AstraZeneca Termination Agreement. This increase was partially offset by cash inflows from higher product sales, net and timing of collection of our accounts receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities increased in the 2025 first quarter primarily due to the timing of our investment maturities and purchases.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased in the 2025 first quarter primarily due to the 2024 first quarter receipt of $49.8 million net of proceeds from the Term C Loan.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $214.0 million, which consisted of bank deposits and money market funds, as well as high quality fixed income instruments including commercial paper, U.S. government-sponsored agency bonds, U.S. treasury securities, corporate bonds, Yankee bonds and asset-backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money Market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the 2022 Loan Agreement, which bear interest at SOFR plus a spread based on our public debt rating. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $0.4 million for the 2025 first quarter. As of March 31, 2025, we had an aggregate principal amount of $150.0 million outstanding pursuant to our 2022 Loan Agreement.
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
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the earnings effects of changes in foreign currency exchange rates. As of March 31, 2025, we had no open forward foreign currency exchange contracts.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the 2025 first quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See information under the “Legal Proceedings and Claims” caption of Note 14. Commitments and Contingencies which we incorporated here by reference.

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
We have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and additional expenses related to our ongoing operations and pursuit of future business opportunities. As of March 31, 2025, we had an accumulated deficit of $926.5 million.
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
We will require additional financing for the foreseeable future as we invest in the growth of IBSRELA and XPHOZAH in the U.S. and build a pipeline. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to reduce our efforts to commercialize IBSRELA and/or XPHOZAH, or to delay or limit our pursuit of other future business opportunities.
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
•the extent to which access to XPHOZAH is impacted by the elimination of Medicare Part D coverage for XPHOZAH which occurred on January 1, 2025, and the extent to which this change will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage;
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
•the extent to which access to XPHOZAH is impacted by the elimination of Medicare Part D coverage for XPHOZAH which occurred on January 1, 2025, and the extent to which this change will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage;

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
We began selling XPHOZAH in the U.S. in November 2023. The overall commercial success of XPHOZAH will depend on a number of factors, including the following:
•the extent to which access to XPHOZAH is impacted by the elimination of Medicare Part D coverage for XPHOZAH which occurred on January 1, 2025, and the extent to which this change will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage;
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
The extent to which the inclusion of XPHOZAH in the ESRD PPS will materially and adversely impact our XPHOZAH business is dependent on the following:
•the extent to which access to XPHOZAH is impacted by the elimination of Medicare Part D coverage for XPHOZAH which occurred on January 1, 2025, and the extent to which this change will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage; and
•the extent to which the elimination of separate payment for XPHOZAH for Medicare beneficiaries under Medicare Part D will influence the payment decisions of other payors and the extent to which payment for XPHOZAH will continue to be made as a pharmacy benefit for non-Medicare patients.
IBSRELA and/or XPHOZAH may cause undesirable side effects or have other properties that could limit the commercial success of the products.
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
Changes in U.S. and international trade policies may adversely impact our business and operating results.
We currently rely on foreign third-party manufacturers. The U.S. government and persons involved in the current administration have made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supply of materials we purchase from companies in other countries targeted with tariffs.
Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates and platform materials, affect the demand for IBSRELA and XPHOZAH, and import or export of API and finished product. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if the U.S. government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.
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
We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the 2025 first quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	06/24/2024	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	06/20/2023	3.1
3.3	Amended and Restated Bylaws.	8-K	06/24/2014	3.2
10.1#	Second Amended and Restated Executive Employment Agreement, dated April 29, 2025, by and between Ardelyx, Inc. and Michael Raab.				X
10.2#	Form of Amended and Restated Change in Control and Severance Agreement for Executive Officers Other Than CEO.				X
10.3#	Fourth Amended and Restated Non-Employee Director Compensation Program.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024, (iii) Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (v) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X
_______________________________
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: May 1, 2025	By:	/s/ Joseph Reilly
Joseph Reilly Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SUMMARY OF ABBREVIATED TERMS
Throughout this Quarterly Report on Form 10-Q, we have used terms which are defined below:

340B Program	Public Health Service’s 340B Drug Pricing Program	GTN	gross-to-net
AAKP	American Association of Kidney Patients	HCR	HealthCare Royalty Partners IV, L.P.
ACA	Affordable Care Act	HCR Agreement	Royalty and Sales Milestone Interest Acquisition Agreement
AI Technologies	Artificial intelligence, machine learning and certain automated decision-making technologies	HHS	Department of Health and Human Services
AMP	average manufacturer price	HIPAA	Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder
ANDA	abbreviated New Drug Application	HRSA	Health Resources and Services Administration
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025	IBS-C	irritable bowel syndrome with constipation
API	active pharmaceutical ingredient	IND	Investigational New Drug
AstraZeneca	AstraZeneca AB	IRA	Inflation Reduction Act of 2022
ASU	Accounting Standards Update	IRB	institutional review board
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act	Jefferies	Jefferies, LLC
cGMP	current Good Manufacturing Practice	Kyowa Kirin	Kyowa Kirin Co., Ltd.
CKD	chronic kidney disease	Knight	Knight Therapeutics, Inc.
CME	Chicago Mercantile Exchange	MDRP	Medicaid Drug Rebate Program
CMO	contract manufacturing organization	METiS	METiS Therapeutics, Inc.
CMS	Centers for Medicare & Medicaid Services	MHLW	Ministry of Health, Labour and Welfare
CRO	contract research organization	MIPPA	Medicare Improvements for Patients and Providers Act
CODM	Chief Operating Decision Maker	OLC	Oxylanthanum Carbonate
Customers	collectively, major wholesalers, specialty pharmacies and GPOs (IBSRELA) and specialty wholesaler (XPHOZAH)	NCE	new chemical entity
DPF	EU-US Data Privacy Framework	NDA	New Drug Application
EEA	European Economic Area	NH3	sodium hydrogen exchange 3
ESPP	Employee Stock Purchase Plan	NMPA	National Medical Products Administration
ESRD	End-Stage Renal Disease	NOL	net operating loss
ESRD PPS	End-Stage Renal Disease Prospective Payment System	NMQF	National Minority Quality Forum
EU Patent Package	European Patent Package	Non-FAMP	Non-Federal Average Manufacturer Price
Exchange Act	the Securities Exchange Act of 1934, as amended	R&D	research and development
FASB	Financial Accounting Standards Board	REMS	Risk Evaluation and Mitigation Strategy
FDA	Food and Drug Administration	RSU	restricted stock units
FFDCA	Federal Food, Drug, and Cosmetic Act	SLR	SLR Investment Corp.
Fosun Pharma	Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd.	SEC	Securities and Exchange Commission
FSS	Federal Supply Schedule	SOFR	Secured Overnight Financing Rate
FTC	Federal Trade Commission	TDAPA	Transitional Drug Add-on Payment Adjustment
GAAP	generally accepted accounting principles	UPC	European Unified Patent Court
GCP	Good Clinical Practice	U.S.	United States
GDPR	European Union General Data Protection Regulation	USPTO	U.S. Patent and Trademark Office
GLP	Good Laboratory Practice	VA	Department of Veterans Affairs
GPO	group purchasing organization