Form 10-Q
period 2025-06-30
ARDELYX, INC.
filed 2025-08-04
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of July 28, 2025, was 240,982,828.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “Ardelyx,” “Company,” “we,” “us” and “our” refer to Ardelyx, Inc.
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

ARDELYX, INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$90,045	$64,932
Short-term investments	148,407	185,168
Accounts receivable	62,553	57,705
Inventory	22,275	21,173
Prepaid commercial manufacturing	12,740	16,378
Prepaid expenses and other current assets	15,549	11,096
Total current assets	351,569	356,452
Property and equipment, net	2,143	1,495
Inventory, non-current	100,984	70,011
Right-of-use assets	5,006	2,380
Other assets	7,068	5,416
Total assets	$466,770	$435,754
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$21,685	$16,000
Accrued compensation and benefits	11,814	14,940
Current portion of operating lease liability	1,182	1,562
Deferred revenue	6,280	10,686
Accrued expenses and other current liabilities	40,761	34,642
Total current liabilities	81,722	77,830
Operating lease liability, net of current portion	4,015	1,023
Long-term debt	201,446	150,853
Deferred revenue, non-current	12,295	7,232
Deferred royalty obligation related to the sale of future royalties	27,761	25,527
Total liabilities	327,239	262,465
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 240,765,516 and 238,015,825 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	1,085,108	1,058,548
Accumulated deficit	(945,563)	(885,340)
Accumulated other comprehensive (loss) income	(38)	57
Total stockholders’ equity	139,531	173,289
Total liabilities and stockholders’ equity	$466,770	$435,754
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Product sales, net	$90,077	$72,591	$157,891	$116,103
Product supply revenue	6,185	13	6,439	2,139
Licensing revenue	20	19	5,040	36
Non-cash royalty revenue related to the sale of future royalties	1,380	599	2,406	967
Total revenues	97,662	73,222	171,776	119,245
Cost of goods sold
Cost of product sales	3,245	1,405	5,585	2,418
Other cost of revenue	9,158	8,031	19,121	14,146
Total cost of goods sold	12,403	9,436	24,706	16,564
Operating expenses
Research and development	15,666	12,762	30,604	23,341
Selling, general and administrative	83,988	64,654	167,210	117,648
Total operating expenses	99,654	77,416	197,814	140,989
Loss from operations	(14,395)	(13,630)	(50,744)	(38,308)
Interest expense	(4,356)	(3,326)	(8,547)	(5,682)
Non-cash interest expense related to the sale of future royalties	(2,219)	(1,576)	(4,290)	(3,278)
Other income, net	1,892	2,145	4,218	4,484
Loss before provision for income taxes	(19,078)	(16,387)	(59,363)	(42,784)
Provision for income taxes	1	67	860	188
Net loss	$(19,079)	$(16,454)	$(60,223)	$(42,972)
Net loss per share of common stock - basic and diluted	$(0.08)	$(0.07)	$(0.25)	$(0.18)
Shares used in computing net loss per share - basic and diluted	239,928,570	234,571,192	239,279,962	233,818,576
Comprehensive loss
Net loss	$(19,079)	$(16,454)	$(60,223)	$(42,972)
Unrealized losses on available-for-sale securities	(56)	(81)	(95)	(325)
Comprehensive loss	$(19,135)	$(16,535)	$(60,318)	$(43,297)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except shares)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	239,201,256	$24	$1,072,118	$(926,484)	$18	$145,676
Issuance of common stock for services	87,256	—	315	—	—	315
Issuance of common stock upon exercise of options	391,027	—	988	—	—	988
Issuance of common stock upon vesting of restricted stock units	1,085,977	—	—	—	—	—
Stock-based compensation	—	—	11,687	—	—	11,687
Unrealized losses on available-for-sale securities	—	—	—	—	(56)	(56)
Net loss	—	—	—	(19,079)	—	(19,079)
Balance as of June 30, 2025	240,765,516	$24	$1,085,108	$(945,563)	$(38)	$139,531

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	238,015,825	$24	$1,058,548	$(885,340)	$57	$173,289
Issuance of common stock under employee stock purchase plan	222,734	—	1,015	—	—	1,015
Issuance of common stock for services	87,256	—	315	—	—	315
Issuance of common stock upon exercise of options	780,990	—	1,455	—	—	1,455
Issuance of common stock upon vesting of restricted stock units	1,658,711	—	—	—	—	—
Stock-based compensation	—	—	23,775	—	—	23,775
Unrealized losses on available-for-sale securities	—	—	—	—	(95)	(95)
Net loss	—	—	—	(60,223)	—	(60,223)
Balance as of June 30, 2025	240,765,516	$24	$1,085,108	$(945,563)	$(38)	$139,531

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	233,959,744	$23	$1,023,610	$(872,722)	$(20)	$150,891
Issuance of common stock for services	40,549	—	257	—	—	257
Issuance of common stock upon exercise of options	862,691	—	1,608	—	—	1,608
Issuance of common stock upon vesting of restricted stock units	538,414	—	—	—	—	—
Stock-based compensation	—	—	10,769	—	—	10,769
Unrealized losses on available-for-sale securities	—	—	—	—	(81)	(81)
Net loss	—	—	—	(16,454)	—	(16,454)
Balance as of June 30, 2024	235,401,398	$23	$1,036,244	$(889,176)	$(101)	$146,990

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	232,453,190	$23	$1,012,773	$(846,204)	$224	$166,816
Issuance of common stock under employee stock purchase plan	253,312	—	1,038	—	—	1,038
Issuance of common stock for services	40,549	—	257	—	—	257
Issuance of common stock upon exercise of options	1,564,269	—	3,791	—	—	3,791
Issuance of common stock upon vesting of restricted stock units	1,090,078	—	—	—	—	—
Stock-based compensation	—	—	18,385	—	—	18,385
Unrealized losses on available-for-sale securities	—	—	—	—	(325)	(325)
Net loss	—	—	—	(42,972)	—	(42,972)
Balance as of June 30, 2024	235,401,398	$23	$1,036,244	$(889,176)	$(101)	$146,990
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(60,223)	$(42,972)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,233	1,004
Non-cash lease expense	1,254	1,953
Stock-based compensation	23,775	18,385
Non-cash interest expense	4,425	3,411
Non-cash royalty revenue related to the sale of future royalties	(2,406)	(967)
Other, net	(2,083)	(2,483)
Changes in operating assets and liabilities
Accounts receivable	(4,848)	(15,210)
Inventory	(32,075)	(33,945)
Prepaid commercial manufacturing	3,638	8,363
Prepaid expenses and other assets	(5,917)	(4,626)
Accounts payable	5,685	(257)
Accrued compensation and benefits	(3,126)	(2,139)
Operating lease liabilities	(1,268)	(2,200)
Accrued and other liabilities	7,480	11,947
Deferred revenue	657	4,616
Net cash used in operating activities	(63,799)	(55,120)
Investing activities
Proceeds from maturities and redemptions of investments	93,110	78,112
Purchases of investments	(54,361)	(56,870)
Purchases of property and equipment	(975)	(281)
Net cash provided by investing activities	37,774	20,961
Financing activities
Proceeds from 2022 Loan Agreement, net of costs	48,668	49,750
Proceeds from issuance of common stock under equity incentive and stock purchase plans	2,470	4,829
Net cash provided by financing activities	51,138	54,579
Net increase in cash and cash equivalents	25,113	20,420
Cash and cash equivalents at beginning of period	64,932	21,470
Cash and cash equivalents at end of period	$90,045	$41,890
Supplementary disclosure of cash flow information
Cash paid for interest	$6,280	$4,034
Cash paid for income taxes	$440	$272
Supplementary disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$3,880	$689
Issuance of common stock for services	$315	$257
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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our 2024 Form 10-K. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the entire year ending December 31, 2025, or for any other interim period or future year.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this ASU provide more transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted on a prospective basis for annual financial statements that have not yet been issued or made available for issuance. The Company anticipates that the adoption of ASU 2023-09 will result in modifications to its income tax disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220) - Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The following table summarizes our cash, cash equivalents and short-term investments:

	June 30, 2025				December 31, 2024
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$17,669	$—	$—	$17,669	$16,282	$—	$—	$16,282
Money market funds	72,376	—	—	72,376	48,650	—	—	48,650
Total cash and cash equivalents	90,045	—	—	90,045	64,932	—	—	64,932
Short-term investments
U.S. treasury securities	$57,724	$6	$(14)	$57,716	$79,720	$58	$(5)	$79,773
U.S. government-sponsored agency bonds	37,404	—	(23)	37,381	45,960	29	(27)	45,962
Commercial paper	26,681	—	(8)	26,673	37,061	19	(15)	37,065
Corporate bonds	20,880	5	(3)	20,882	17,415	4	(6)	17,413
Asset-backed securities	5,756	—	(1)	5,755	2,983	2	—	2,985
Yankee bonds	—	—	—	—	1,972	—	(2)	1,970
Total short-term investments	148,445	11	(49)	148,407	185,111	112	(55)	185,168
Total cash, cash equivalents and investments	$238,490	$11	$(49)	$238,452	$250,043	$112	$(55)	$250,100
Realized gains or losses have not been significant and are included in other income, net, in the condensed statements of operations and comprehensive loss.
Unrealized losses as of June 30, 2025 and December 31, 2024 were not material. All of the short-term available-for-sale securities held as of June 30, 2025 and December 31, 2024 had contractual maturities of less than one year. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of June 30, 2025 and December 31, 2024, and no investment was in a continuous unrealized loss position for more than one year. Therefore, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of June 30, 2025 and December 31, 2024.
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

The following table sets forth the fair value of our financial assets that are measured or disclosed on a recurring basis by level within the fair value hierarchy:

	June 30, 2025				December 31, 2024
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$72,376	$72,376	$—	$—	$48,650	$48,650	$—	$—
U.S. treasury securities	57,716	—	57,716	—	79,773	—	79,773	—
U.S. government-sponsored agency bonds	37,381	—	37,381	—	45,962	—	45,962	—
Commercial paper	26,673	—	26,673	—	37,065	—	37,065	—
Corporate bonds	20,882	—	20,882	—	17,413	—	17,413	—
Asset-backed securities	5,755	—	5,755	—	2,985	—	2,985	—
Yankee bonds	—	—	—	—	1,970	—	1,970	—
Total	$220,783	$72,376	$148,407	$—	$233,818	$48,650	$185,168	$—
Fair Value of Debt
The principal outstanding under our term loans is subject to a variable interest rate and therefore, we believe the carrying amount of the term loan approximates fair value as of June 30, 2025 and December 31, 2024. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.
The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of June 30, 2025 and December 31, 2024 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin over the life of the agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.
NOTE 4. INVENTORY
Inventory consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$27,958	$30,792
Work in process	88,496	58,685
Finished goods	6,805	1,707
Total	$123,259	$91,184
Reported as
Inventory	$22,275	$21,173
Inventory, non-current	100,984	70,011
Total	$123,259	$91,184
Prepaid commercial manufacturing with third-party CMOs not included in inventory was $12.7 million and $16.4 million as of June 30, 2025 and December 31, 2024, respectively. There were no prepayments expected to be converted into inventory after 12 months as of June 30, 2025 and December 31, 2024.

NOTE 5. REVENUE
Disaggregation of total revenues by nature is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Product sales, net	$90,077	$72,591	$157,891	$116,103
Product supply revenue	6,185	13	6,439	2,139
Licensing revenue	20	19	5,040	36
Non-cash royalty revenue related to the sale of future royalties	1,380	599	2,406	967
Total revenues	$97,662	$73,222	$171,776	$119,245
Product Sales, Net
Total product sales, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Product sales, net
IBSRELA	$65,045	$35,445	$109,448	$63,806
XPHOZAH	25,032	37,146	48,443	52,297
Total product sales, net	$90,077	$72,591	$157,891	$116,103
Product sales, net as a percentage of total revenues	92.2%	99.1%	91.9%	97.4%
Concentrations
Gross product sales from Customers accounting for more than 10% of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customers(1)
BioRidge Pharma, LLC	61.1%	80.3%	62.2%	74.2%
Cardinal Health	23.4%	14.6%	22.8%	16.4%
Cencora (formerly AmerisourceBergen Drug Corporation)	20.5%	15.3%	19.5%	17.7%
McKesson Corporation	20.7%	14.0%	19.1%	14.7%
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
GTN Adjustments
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2024	$1,643	$14,475	$11,170	$27,288
Provisions(1)	9,533	45,046	15,449	70,028
Credits/payments	(9,657)	(38,520)	(17,076)	(65,253)
Balance as of June 30, 2025	$1,519	$21,001	$9,543	$32,063
(1) Provisions included approximately $3.8 million of favorable adjustment in the 2025 first quarter, resulting from changes in prior periods’ estimated product returns for XPHOZAH.

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
The following table summarizes total revenues by collaboration partner:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Licensing revenue
Fosun Pharma	$—	$—	$5,000	$—
Knight	20	19	40	36
Total licensing revenue	$20	$19	$5,040	$36
Product supply revenue
Kyowa Kirin	$6,185	$13	$6,185	$2,139
Knight	—	—	254	—
Total supply revenue	$6,185	$13	$6,439	$2,139
Non-cash royalty revenue related to the sale of future royalties
Kyowa Kirin	$1,380	$599	$2,406	$967
The following table presents changes in our current and non-current deferred revenue balances, which are all attributable to Kyowa Kirin:

	2025		2024
(in thousands)	Current	Non-Current	Current	Non-Current
Deferred revenue balance as of January 1,	$10,686	$7,232	$7,182	$8,644
Prepaid product supply	227	5,063	731	5,213
Product supply delivered	(4,633)	—	(1,328)	—
Reclassify amounts to be recognized in the next twelve months	—	—	4,244	(4,244)
Deferred revenue balance as of June 30,	$6,280	$12,295	$10,829	$9,613
Significant developments and updates related to our collaboration and licensing agreements in the six months ended June 30, 2025 and 2024 are discussed below.

Kyowa Kirin
In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for patients with CKD with hyperphosphatemia in Japan. In the three months ended March 31, 2024, we began to recognize non-cash royalty revenue related to the sale of future royalties, which was remitted to HCR in accordance with the HCR Agreement.
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
AstraZeneca
In connection with the AstraZeneca Termination Agreement, we recognized royalty expense as other cost of revenue in our condensed statements of operations and comprehensive loss of $3.8 million and $12.7 million in the three and six months ended June 30, 2025, and $7.9 million and $12.6 million in the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we have fully recognized the $75.0 million royalty obligation.
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
A summary of financial information related to the HCR Agreement is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Non-cash interest expense related to the sale of future royalties	$(2,219)	$(1,576)	$(4,290)	$(3,278)
Effective interest rate			33.5%	28.8%

(in thousands)	2025	2024
Deferred royalty obligation balance as of January 1,	$25,527	$20,179
Non-cash interest expense related to sale of future royalties	4,290	3,278
Royalty distributed to HCR	(2,056)	(353)
Deferred royalty obligation balance as of June 30,	$27,761	$23,104

NOTE 8. BORROWING
The following table presents our long-term borrowing under the 2022 Loan Agreement:

(in thousands)	June 30, 2025	December 31, 2024	Interest rate
Principal
Term A Loan	$27,500	$27,500	7.95% + 0.022% + SOFR (subject to a floor of 1.0%)
Term B Loan	22,500	22,500	7.95% + 0.022% + SOFR (subject to a floor of 1.0%)
Term C Loan	50,000	50,000	4.25% + 0.022% + SOFR (subject to a floor of 4.7%)
Term D Loan	50,000	50,000	4.00% + 0.022% + SOFR (subject to a floor of 4.7%)
Term E Loan	50,000	—	4.00% + 0.022% + SOFR (subject to a floor of 4.7%)
Total principal	200,000	150,000
Adjustments to principal value
Unamortized discount and debt issuance costs	(1,320)	(1,136)
Accreted value of final fee	2,766	1,989
Total long-term debt	201,446	150,853
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	$201,446	$150,853
On June 30, 2025, we entered into an amendment to our 2022 Loan Agreement (the Fifth Amendment), by and among the Company, as borrower, SLR, as collateral agent and the lenders party thereto. The Fifth Amendment, among other things, (1) provided for the immediate draw of the principal amount of $50.0 million (the Term E Loan) on the closing date of the Fifth Amendment and (2) provides us with the option to draw an additional $100.0 million of committed senior secured term loans, consisting of two separate term loans, each in a principal amount of $50.0 million: (a) the first of which is available at the Company’s election through June 30, 2026 (the Term F Loan) and (b) the second of which is available at the Company’s election through December 20, 2026 (the Term G Loan and, together with the Term F Loan, the Incremental Term Loans). We concluded that the Fifth Amendment was a modification to the 2022 Loan Agreement and is accounted for accordingly.
The interest rate for each of the Incremental Term Loans, if drawn, will be 4.95% plus the 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website, subject to a SOFR floor of 3.50%. On the closing date of the Fifth Amendment, we paid (i) a fee of $0.3 million in connection with the funding of the Term E Loan, and (ii) a facility fee of $1.0 million with respect to the Incremental Term Loans.
Under the Fifth Amendment, the maturity date for the Term E Loan (and the other outstanding term loans) remains July 1, 2028. We are permitted to make interest-only payments on the Term E Loan (and the other outstanding term loans) through July 1, 2028. The maturity date for each of the Incremental Term Loans will be July 1, 2030. We will be permitted to make interest-only payments on the Incremental Term Loans from the date each of the Incremental Term Loans is drawn through July 1, 2030. We will be obligated to pay a final fee equal to 3.45% of the aggregate original principal amount of the Incremental Term Loans, to the extent such loans are funded, upon the earliest of any final termination, acceleration, prepayment or July 1, 2030.
The 2022 Loan Agreement contains certain covenants, including a single financial covenant that the sum of our net product revenue, calculated on a trailing six (6) month basis, plus unrestricted cash and cash equivalents that are subject to a first-priority perfected lien in favor of SLR, shall be greater than or equal to 100% of the principal amount outstanding under the 2022 Loan Agreement. In addition, the 2022 Loan Agreement contains subjective acceleration clauses to accelerate the maturity of outstanding principal amount in the event that a material adverse change has occurred within the business, operations or financial condition of the Company. As of June 30, 2025, the Company believes that the likelihood of the acceleration of the maturity due to subjective acceleration clauses is remote.
The total unaccreted final fee was $7.1 million and $5.4 million as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, our total future payment obligation related to the outstanding balance of the term loans, excluding interest payments, was $209.9 million, which is due on July 1, 2028.

NOTE 9. LEASES
The following table provides additional details of our facility leases presented in our condensed balance sheets:

($ in thousands)
Facilities	June 30, 2025	December 31, 2024
Right-of-use assets	$5,006	$2,380

Current portion of lease liabilities	1,182	1,562
Operating lease liability, net of current portion	4,015	1,023
Total lease liabilities	$5,197	$2,585

Weighted-average remaining term (in years)	3.6	1.8
Weighted-average discount rate	5.6%	6.5%
The lease costs, which are included in operating expenses in our condensed statements of operations and comprehensive loss, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$393	$1,091	$1,370	$2,137
Cash paid for operating leases	$340	$1,221	$1,387	$2,386
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of June 30, 2025:

(in thousands)	Operating Leases
Remainder of 2025	$683
2026	1,646
2027	1,694
2028	1,256
2029	488
Thereafter	—
Total undiscounted operating lease payments	5,767
Imputed interest expenses	(570)
Total operating lease liabilities	5,197
Less: Current portion of operating lease liability	(1,182)
Operating lease liability, net of current portion	$4,015
NOTE 10. STOCKHOLDERS’ EQUITY
In January 2023, we filed a registration statement on Form S-3, which became effective in January 2023, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. In the six months ended June 30, 2025, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of June 30, 2025, we have completed sales pursuant to the 2023 Open Market Sales Agreement, resulting in the issuance of 16.8 million shares of our common stock and receipt of gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17.

NOTE 11. EQUITY INCENTIVE PLANS
Stock-Based Compensation Expense
Stock-based compensation expense recognized for stock options, RSUs and our ESPP is recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Selling, general and administrative	$9,273	$8,460	$17,757	$14,106
Research and development	2,414	2,309	6,018	4,279
Total	$11,687	$10,769	$23,775	$18,385
A summary of our total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 30, 2025 is as follows:

	Unrecognized Compensation Expense (in thousands)	Average Remaining Vesting Period (in years)
Stock option grants	$56,171	2.69
RSU grants	$70,930	3.08
ESPP	$123	0.17
Stock Options
A summary of our stock option activity and related information for the six months ended June 30, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
Balance as of December 31, 2024	28,085	$5.63
Options granted	4,873	$5.00
Options exercised	(781)	$1.86
Options forfeited or canceled	(2,387)	$7.14
Balance as of June 30, 2025	29,790	$5.51
Exercisable as of June 30, 2025	16,282	$5.41
Restricted Stock Units
A summary of our RSUs activity and related information for the six months ended June 30, 2025 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2024	8,013	$6.59
Granted	7,995	$5.07
Vested	(1,746)	$5.98
Forfeited	(1,286)	$5.99
Non-vested restricted stock units as of June 30, 2025	12,976	$5.80
Employee Stock Purchase Plan
During the six months ended June 30, 2025, we issued approximately 0.2 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $4.56 per share, resulting in proceeds to us of approximately $1.0 million.

Issuance of Common Stock for Services
During the six months ended June 30, 2025, we issued 0.1 million shares of our common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under our Non-Employee Director Compensation Program.
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
Detailed information regarding our single operating segment’s significant revenues, expenses and operating loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues
Product sales, net	$90,077	$72,591	$157,891	$116,103
Other revenues(1)	7,585	631	13,885	3,142
Total revenues	97,662	73,222	171,776	119,245
Less
Cost of product sales	3,245	1,405	5,585	2,418
Other cost of revenue	9,158	8,031	19,121	14,146
Total cost of goods sold	12,403	9,436	24,706	16,564
Research and development(2)	12,661	9,691	23,203	17,481
Selling expenses(2)	57,952	41,840	114,752	76,692
General and administrative expenses(2)	13,704	10,560	27,608	19,529
Stock-based compensation	11,687	10,769	23,775	18,385
Other segment expenses(3)	3,650	4,556	8,476	8,902
Total operating expenses	99,654	77,416	197,814	140,989
Consolidated loss from operations	(14,395)	(13,630)	(50,744)	(38,308)
Other reconciliation items(4)	(4,684)	(2,824)	(9,479)	(4,664)
Consolidated net loss	$(19,079)	$(16,454)	$(60,223)	$(42,972)
(1)“Other revenues” includes revenues from our collaboration partnerships, including licensing revenue, product supply revenue and non-cash royalty revenue related to the sale of future royalties.
(2)Research and development, selling and general administrative expenses herein do not include certain allocated items, such as stock-based compensation expenses.
(3)“Other segment expenses” primarily consists of allocated facilities, information technology and employee costs of approximately $3.2 million and $7.9 million for the three and six months ended June 30, 2025, and $4.6 million and $8.3 million for the three and six months ended June 30, 2024, respectively.
(4)“Other reconciliation items” includes interest expense, non-cash interest expense related to the sale of future royalties, provision for income taxes and other income, net.
NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effect of stock-based awards. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, unvested restricted stock units and ESPP shares issuable pursuant to the current purchase period. As we had net losses for the six months ended June 30, 2025 and 2024, all potential common shares were determined to be anti-dilutive during those periods.

The following table sets forth the computation of net loss per common share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2025	2024	2025	2024
Net loss	$(19,079)	$(16,454)	$(60,223)	$(42,972)
Denominator
Weighted average common shares outstanding - basic and diluted	239,929	234,571	239,280	233,819
Net loss per share of common stock - basic and diluted	$(0.08)	$(0.07)	$(0.25)	$(0.18)
The total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Options to purchase common stock	30,618	27,818	29,878	27,250
Restricted stock units	13,600	7,971	11,993	7,497
ESPP shares issuable	188	168	199	197
Total	44,406	35,957	42,070	34,944
NOTE 14. COMMITMENTS AND CONTINGENCIES
On December 7, 2021 and March 29, 2022, two verified shareholders derivative lawsuits were filed in the U.S. District Court for the Northern District of California purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC (together, the Go and Morris actions). The complaints allege that the defendants’ violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets for personally making and/or causing Ardelyx to make materially false and misleading statements regarding the Company’s business, operations and prospects. The complaint seeks contribution under Sections 10(b) and 21D of the Securities Exchange Act of 1934 from two executive officers. On January 19, and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the motion(s) to dismiss in the lawsuits captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG, and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris action and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action. The Securities Class Actions were voluntarily dismissed on March 5, 2025. The court dismissed the Go and Morris actions on April 30, 2025.
On July 17, 2024, in partnership with the AAKP and the NMQF, we filed a lawsuit in the U.S. District Court for the District of Columbia against CMS, claiming that CMS has violated its statutory and regulatory authority under MIPPA, which established the ESRD PPS bundled payment system for dialysis services in 2008. Specifically, the lawsuit claims that moving XPHOZAH, along with all oral-only drugs, into the ESRD PPS is inconsistent with MIPPA’s statutory provision, and contradicts CMS’s own regulations. XPHOZAH and other oral-only drugs, are not administered by dialysis providers and cannot be taken during the delivery of maintenance dialysis. On November 8, 2024, the U.S. District Court for the District of Columbia granted defendants’ Motion to Dismiss and denied plaintiffs Motion for Preliminary Injunction, or in the Alternative, for Expedited Summary Judgment. Following the District Court’s denial of plaintiffs’ Motion to Alter or Amend the Judgment, or in the Alternative, for an Injunction Pending Appeal, plaintiffs filed an Emergency Motion for an Administrative Stay and Injunction Pending Appeal, which was denied by the United States Court of Appeals for the District of Columbia Circuit. Appellants filed an initial brief in the appeal on February 4, 2025; Appellees filed an initial brief on March 6, 2025; and Appellants filed a reply brief March 27, 2025. Both Appellees and Appellants filed a final brief on April 10, 2025. Oral argument in the case has been scheduled for September 25, 2025.

On August 16, 2024, a complaint was filed against us in the U.S. District Court of Massachusetts, captioned Yarborough v. Ardelyx, Inc., et al., No. 24-cv-12119 (D. Mass.). The complaint names the Company, Mike Raab, and Justin Renz as defendants and alleges violations of Sections 10(b) and 20(a) the Exchange Act and Rule 10b-5 promulgated thereunder, related to the our announcement on July 2, 2024 that it had chosen not to file an application for Transitional Drug Add-on Payment Adjustment for XPHOZAH (the “Yarborough Action”). The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. The Court appointed Tate Wood as lead plaintiff on October 30, 2024. The lead plaintiff filed an amended complaint on January 13, 2025, in which he added Susan Rodriguez, Laura Williams and Elizabeth Grammer as additional defendants and removed Justin Renz as a defendant. The lead plaintiff purports to bring claims on behalf of all those who acquired Ardelyx common stock between February 22, 2024 and July 1, 2024. Defendants filed a motion to dismiss the amended complaint on March 14, 2025. Plaintiffs filed a response on May 13, 2025. Defendants filed a reply to plaintiffs’ response on June 23, 2025. We believe the plaintiffs’ claims are without merit.
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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2025, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our 2024 Form 10-K. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx,” “Company,” “we,” “us” and “our” refer to Ardelyx, Inc.
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
As of June 30, 2025, we have fully recognized the $75.0 million royalty obligation under the AstraZeneca Termination Agreement.
On June 30, 2025, we entered into an amendment to our 2022 Loan Agreement (the Fifth Amendment), by and among the Company, as borrower, SLR, as collateral agent and the lenders party thereto. The Fifth Amendment, among other things, (1) provided for the immediate draw of the principal amount of $50.0 million (the Term E Loan) on the closing date of the Fifth Amendment and (2) provides us with the option to draw an additional $100.0 million of committed senior secured term loans, consisting of two separate term loans, each in a principal amount of $50.0 million: (a) the first of which is available at the Company’s election through June 30, 2026 (the Term F Loan) and (b) the second of which is available at the Company’s election through December 20, 2026 (the Term G Loan and, together with the Term F Loan, the Incremental Term Loans).
The interest rate for the Term E Loan is 4.00% plus a rate equal to 0.022% plus 1-month SOFR reference rate, subject to a SOFR floor of 4.7%. The interest rate for each of the Incremental Term Loans, if drawn, will be 4.95% plus the 1-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website, subject to a SOFR floor of 3.50%. On the closing date of the Fifth Amendment, we paid (i) a fee of $0.3 million in connection with the funding of the Term E Loan, and (ii) a facility fee of $1.0 million with respect to the Incremental Term Loans.
RESULTS OF OPERATIONS
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the entire year ending December 31, 2025, or for any other interim period or future year. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Form 10-K to enhance the understanding of our financial metrics below.
Revenues
Below is a summary of our total revenues:

	Three Months Ended June 30,		Change 2025 vs. 2024		Six Months Ended June 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Product sales, net	$90,077	$72,591	$17,486	24%	$157,891	$116,103	$41,788	36%
Product supply revenue	6,185	13	6,172	(a)	6,439	2,139	4,300	201%
Licensing revenue	20	19	1	5%	5,040	36	5,004	(a)
Non-cash royalty revenue related to the sale of future royalties	1,380	599	781	130%	2,406	967	1,439	149%
Total revenues	$97,662	$73,222	$24,440	33%	$171,776	$119,245	$52,531	44%
(a) Percent change is not meaningful.
Below is a summary of our product sales, net by product:

	Three Months Ended June 30,		Change 2025 vs. 2024		Six Months Ended June 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Product sales, net
IBSRELA	$65,045	$35,445	$29,600	84%	$109,448	$63,806	$45,642	72%
XPHOZAH	25,032	37,146	(12,114)	(33)%	48,443	52,297	(3,854)	(7)%
Total product sales, net	$90,077	$72,591	$17,486	24%	$157,891	$116,103	$41,788	36%

Product sales, net:
The increase in IBSRELA product sales, net in the three and six months ended June 30, 2025 primarily reflected higher demand, driven by continued increase in awareness and prescriber experience, and to a lesser extent, higher net price.
The decrease in XPHOZAH product sales, net in the three and six months ended June 30, 2025 primarily reflected lower demand and lower net price, driven by the loss of XPHOZAH Medicare Part D reimbursement. As of January 1, 2025, the Centers of Medicare and Medicaid Services officially began the transition of oral only therapies, including XPHOZAH, into the End Stage Renal Disease Prospective Payment System. This decrease was partially offset by continued growth in other channels.
The decrease in XPHOZAH product sales, net in the six months ended June 30, 2025 included the release of $3.8 million of prior periods’ estimated product returns for XPHOZAH in the 2025 first quarter.
Product supply revenue:
Product supply revenue is primarily impacted by the timing of product supply shipments to our collaboration partners under our product supply agreements in support of non-U.S. launches. The product supply revenue was primarily attributable to Kyowa Kirin in the three and six months ended June 30, 2025 and 2024.
Licensing revenue:
Licensing revenue is primarily impacted by the timing of regulatory and commercial milestone achievements from our collaboration partners, as well as sales-based royalties received from Knight.
The licensing revenue in the six months ended June 30, 2025 was primarily attributable to a $5.0 million milestone under the terms of the Fosun Agreement upon approval of an NDA for tenapanor for the control of hyperphosphatemia in adult patients with CKD undergoing hemodialysis by China’s Center for Drug Evaluation of the NMPA.
Non-cash royalty revenue:
The increase in non-cash royalty revenue in the three and six months ended June 30, 2025 reflected royalties from Kyowa Kirin for sales of PHOZEVEL in Japan, which was launched in February 2024.
GTN Adjustments
Reconciliation of gross product sales to product sales, net is as follows:

	Three Months Ended June 30,		Change 2025 vs. 2024		Six Months Ended June 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Gross product sales	$131,187	$97,700	$33,487	34%	$227,919	$160,227	$67,692	42%
GTN adjustments	(41,110)	(25,109)	(16,001)	64%	(70,028)	(44,124)	(25,904)	59%
Product sales, net	$90,077	$72,591	$17,486	24%	$157,891	$116,103	$41,788	36%
GTN adjustment percentage	31.3%	25.7%			30.7%	27.5%
The increase in GTN adjustment percentage in the three and six months ended June 30, 2025 reflected the unfavorable payor mix shifts, primarily associated with loss of XPHOZAH Medicare Part D reimbursement.
The increase in GTN adjustment percentage in the six months ended June 30, 2025 included the favorable impact of a change in prior periods’ estimate of expected returns of XPHOZAH, which occurred in the 2025 first quarter.

The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2024	$1,643	$14,475	$11,170	$27,288
Provisions(1)	9,533	45,046	15,449	70,028
Credits/payments	(9,657)	(38,520)	(17,076)	(65,253)
Balance as of June 30, 2025	$1,519	$21,001	$9,543	$32,063
(1) Provisions included approximately $3.8 million of favorable adjustment in the 2025 first quarter, resulting from changes in prior periods’ estimated product returns for XPHOZAH.
Expenses
Below is a summary of our cost of goods sold, operating expenses, interest expense, non-cash interest expense related to the sale of future royalties and other income, net:

	Three Months Ended June 30,		Change 2025 vs. 2024		Six Months Ended June 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of product sales	$3,245	$1,405	$1,840	131%	$5,585	$2,418	$3,167	131%
Other cost of revenue	9,158	8,031	1,127	14%	19,121	14,146	4,975	35%
Total cost of goods sold	$12,403	$9,436	$2,967	31%	$24,706	$16,564	$8,142	49%

Research and development	$15,666	$12,762	$2,904	23%	$30,604	$23,341	$7,263	31%
Selling, general and administrative	83,988	64,654	19,334	30%	167,210	117,648	49,562	42%
Total operating expenses	$99,654	$77,416	$22,238	29%	$197,814	$140,989	$56,825	40%

Interest expense	$(4,356)	$(3,326)	$(1,030)	31%	$(8,547)	$(5,682)	$(2,865)	50%
Non-cash interest expense related to the sale of future royalties	$(2,219)	$(1,576)	$(643)	41%	$(4,290)	$(3,278)	$(1,012)	31%
Other income, net	$1,892	$2,145	$(253)	(12)%	$4,218	$4,484	$(266)	(6)%
Cost of Goods Sold
Cost of product sales:
The increase in cost of product sales in the three and six months ended June 30, 2025 reflected higher product sales. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the three and six months ended June 30, 2025 was expensed as research and development expenses in periods prior to the commencement of capitalization of inventory costs for each respective product. The cost associated with inventory sold but previously expensed as research and development was $1.0 million and $1.7 million for the three and six months ended June 30, 2025, and $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively. The value of inventory on hand as of June 30, 2025 and December 31, 2024 that was previously expensed as research and development was approximately $13.4 million and $19.6 million, respectively.
Other cost of revenue:
The increase in other cost of revenue in the three and six months ended June 30, 2025 primarily reflected higher product supply revenue and costs associated with that revenue.
The increase in other cost of revenue in the three months ended June 30, 2025 was partially offset by lower AstraZeneca royalties. Other cost of revenue related to the AstraZeneca Termination Agreement was $3.8 million and $12.7 million for the three and six months ended June 30, 2025, and $7.9 million and $12.6 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the total $75.0 million royalty obligation has been fully recognized.

Research and Development
Below is a summary of our research and development expenses:

	Three Months Ended June 30,		Change 2025 vs. 2024		Six Months Ended June 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%	2025	2024	$	%
External R&D and other expenses	$6,607	$5,305	$1,302	25%	$10,809	$8,825	$1,984	22%
Employee-related expenses	7,997	6,515	1,482	23%	17,452	12,651	4,801	38%
Facilities, equipment, depreciation and other expenses	1,062	942	120	13%	2,343	1,865	478	26%
Total research and development expenses	$15,666	$12,762	$2,904	23%	$30,604	$23,341	$7,263	31%
The increase in R&D expenses in the three and six months ended June 30, 2025 primarily reflected the increase in employee-related expenses, driven by higher headcount to support medical engagement with scientific communities in the areas of gastroenterology and nephrology related to our marketed products, as well as higher external R&D and other expenses associated with life cycle management. These increases included incremental stock-based compensation expenses of $0.1 million and $1.7 million in the three and six months ended June 30, 2025, respectively.
Selling, General and Administrative
The increase in selling, general and administrative expenses in the three and six months ended June 30, 2025 primarily reflected increased commercialization and administrative costs to support net sales growth of IBSRELA and XPHOZAH. The increases consisted of spending for disease awareness initiatives, patient affordability, access support and related patient awareness, as well as increased commercial infrastructure. In addition, these increases were attributable to increased headcount, including incremental stock-based compensation expenses of $0.8 million and $3.7 million in the three and six months ended June 30, 2025, respectively.
Interest Expense
The increase in interest expense in the three and six months ended June 30, 2025 primarily reflected a higher loan balance resulting from the Term D Loan draw in October 2024.
The increase in interest expense in the six months ended June 30, 2025 was also attributable to a full 2025 first quarter of interest expense related to the Term C Loan draw in March 2024, as compared to a partial 2024 first quarter of interest expense.
Non-Cash Interest Expense Related to the Sale of Future Royalties
The increase in non-cash interest expense related to the sale of future royalties in the three and six months ended June 30, 2025 primarily reflected the increasing outstanding balance of the deferred royalty obligation attributable to the imputed interest accrued on the outstanding balance, partially offset by royalties received from Kyowa Kirin related to the sale of PHOZEVEL, which were remitted to HCR.
Other Income, Net
Other income, net consists of interest income earned on our cash, cash equivalents and short-term investments and currency exchange gains and losses. In the three and six months ended June 30, 2024, other income, net also included the periodic revaluation of our previously outstanding 2022 Exit Fee related to our 2022 Loan Agreement that was settled in October 2024.

LIQUIDITY AND CAPITAL RESOURCES
Below is a summary of our cash, cash equivalents and short-term investments:

($ in thousands)	June 30, 2025	December 31, 2024	Change $	Change %
Cash and cash equivalents	$90,045	$64,932	$25,113	39%
Short-term investments	148,407	185,168	(36,761)	(20)%
Total liquid funds	$238,452	$250,100	$(11,648)	(5)%
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
In January 2023, we filed a registration statement on Form S-3, which became effective in January 2023, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. In the six months ended June 30, 2025, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of June 30, 2025, we have completed sales pursuant to the 2023 Open Market Sales Agreement, resulting in the issuance of 16.8 million shares of our common stock and receipt of gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17.
We have a loan and security agreement (as amended, the 2022 Loan Agreement) with SLR. The 2022 Loan Agreement provides a total of $300.0 million, of which $200.0 million has been drawn and outstanding as of June 30, 2025, including $50.0 million of the Term E Loan drawn during the three months ended June 30, 2025. The additional available borrowings of $100.0 million consist of the Term F Loan and the Term G Loan, each in the amount of $50.0 million. The Term F Loan and the Term G Loan may be drawn at the Company’s election by June 30, 2026 and December 20, 2026, respectively. The borrowings under the 2022 Loan Agreement bear interest at SOFR plus a spread based on our public debt rating. We classify the outstanding borrowings under the 2022 Loan Agreement as long-term based on their maturity date. See Note 9. Borrowing of our 2024 Form 10-K and Note 8. Borrowing of this Quarterly Report on Form 10-Q for further discussion.
We believe our available cash, cash equivalents and short-term investments as of June 30, 2025 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.
Our future funding requirements will depend on many factors as described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

CASH FLOW ACTIVITIES
The following table summarizes our cash flows:

	Six Months Ended June 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%
Net cash used in operating activities	$(63,799)	$(55,120)	$(8,679)	16%
Net cash provided by investing activities	37,774	20,961	16,813	80%
Net cash provided by financing activities	51,138	54,579	(3,441)	(6)%
Net increase in cash and cash equivalents	$25,113	$20,420	$4,693	23%
Cash Flows from Operating Activities
Net cash used in operating activities increased in the six months ended June 30, 2025 primarily due to higher expenses to support our commercial growth and higher disbursements for previously accrued royalties under the AstraZeneca Termination Agreement. This increase was partially offset by cash inflows from higher product sales, net and timing of collection of our accounts receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities increased in the six months ended June 30, 2025 primarily due to the timing of our investment maturities and purchases.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased in the six months ended June 30, 2025 due to receipts from the Term E Loan, net of costs ($48.7 million) and the issuance of common stock under our equity incentive and stock purchase plans, which were lower than receipts from the Term C Loan, net of costs ($49.8 million) and the issuance of common stock under our equity incentive and stock purchase plans in the six months ended June 30, 2024.
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
As of June 30, 2025, we had cash, cash equivalents and short-term investments of $238.5 million, which consisted of bank deposits and money market funds, as well as high quality fixed income instruments, including commercial paper, U.S. government-sponsored agency bonds, U.S. treasury securities, corporate bonds and asset-backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
We are subject to interest rate fluctuation exposure through our borrowings under the 2022 Loan Agreement, which bear interest at SOFR plus a spread based on our public debt rating. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $0.4 million for the six months ended June 30, 2025. As of June 30, 2025, we had an aggregate principal amount of $200.0 million outstanding pursuant to our 2022 Loan Agreement.
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
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the earnings effects of changes in foreign currency exchange rates. As of June 30, 2025, we had no open forward foreign currency exchange contracts.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred losses in each year since our inception in October 2007, and we do not know whether or when we will become profitable. We continue to incur significant commercialization, development and additional expenses related to our ongoing operations and pursuit of future business opportunities. As of June 30, 2025, we had an accumulated deficit of $945.6 million.
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
•the timing, receipt and amount of milestones or royalties from our collaboration partners, if any;
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
On February 23, 2022, we entered into a loan and security agreement (the 2022 Loan Agreement) with SLR as collateral agent and the lenders listed in the 2022 Loan Agreement (collectively, the 2022 Lenders). The 2022 Loan Agreement was subsequently amended in August 2022 (the First Amendment), February 2023 (the Second Amendment), October 2023 (the Third Amendment), October 2024 (Fourth Amendment), and June 2025 (Fifth Amendment). The loan was funded in the amount of $27.5 million on February 23, 2022 and additional amounts of $22.5 million, $50.0 million, $50.0 million and $50.0 million were drawn on October 19, 2023, March 1, 2024, October 29, 2024 and June 30, 2025, respectively. In addition, we have the option to draw up to an additional $100.0 million, consisting of two separate term loans, each in a principal amount of $50.0 million: (a) the first of which is available at the Company’s election through June 30, 2026 and (b) the second of which is available at the Company’s election through December 20, 2026. Until we have repaid all funded indebtedness, the 2022 Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

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
We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the U.S. and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin for commercialization of tenapanor for hyperphosphatemia in Japan; with Fosun Pharma for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; in Canada with Knight for commercialization of tenapanor for IBS-C and hyperphosphatemia; and with METiS for the development and commercialization of a portfolio of TGR5 agonist compounds for all therapeutic areas. While we may pursue future collaborations, we face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Delays in identifying suitable additional collaboration partners and entering into agreements to commercialize our products in ex-U.S. territories and/or develop our product candidates will delay commercialization thereof, which may reduce their competitiveness even if they reach the market. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.
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
Future legislative or regulatory reforms to the U.S. healthcare system, including those related to drug pricing, may affect our ability to commercialize our marketed products profitably.
On April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Subsequently, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Executive Order directs the Secretary of HHS to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Executive Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. The implications of these actions remain unclear, however, these regulatory developments, depending on whether and how they may be enacted, as well as others that may be adopted in the future, may result in downward pressure on the price that we receive for IBSRELA and XPHOZAH. Accordingly, such measures, if enacted, could have an adverse effect on our revenue and may affect our overall financial condition and ability to commercialize our products profitably.

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
If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our leased facilities, including our California facility, it may be difficult or time consuming to restore some of our business functions. The disaster recovery and business continuity plans we have in place currently are not holistic in coverage and may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2025, certain of our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below.

Name and Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares Available to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Laura Williams, Chief Patient Officer	Adoption	May 27, 2025	X		130,000	May 1, 2026
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

ITEM 6. EXHIBITS

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	06/24/2024	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	06/20/2023	3.1
3.3	Second Amended and Restated Bylaws.	8-K	08/04/2025	3.1
10.1#	First Amendment to the Ardelyx, Inc. Amended and Restated 2014 Equity Plan Amendment.	8-K	06/18/2025	10.1
10.2	Amendment Number 4 to Lease Agreement by and between Ardelyx, Inc, and Prospect Fifth Avenue, LLC.				X
10.3#	Offer Letter, dated April 10, 2025 by and between Ardelyx, Inc. and James P. Brady.				X
10.4	Fifth Amendment to Loan and Security Agreement, dated June 30, 2025, by and among the Company, SLR Investment Corp., as collateral agent, and the lenders party thereto.	8-K	07/03/2025	10.1
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (v) Notes to Unaudited Condensed Financial Statements.
					X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X
_______________________________
# Indicates management contract or compensatory plan.
*The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is deemed furnished and not filed with the SEC and is not to be incorporated by reference into any filing of Ardelyx, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: August 4, 2025	By:	/s/ Joseph Reilly
Joseph Reilly Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SUMMARY OF ABBREVIATED TERMS
Throughout this Quarterly Report on Form 10-Q, we have used terms which are defined below:

340B Program	Public Health Service’s 340B Drug Pricing Program	GTN	gross-to-net
AAKP	American Association of Kidney Patients	HCR	HealthCare Royalty Partners IV, L.P.
ACA	Affordable Care Act	HCR Agreement	Royalty and Sales Milestone Interest Acquisition Agreement
AI Technologies	Artificial intelligence, machine learning and certain automated decision-making technologies	HHS	Department of Health and Human Services
AMP	average manufacturer price	HIPAA	Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder
ANDA	abbreviated New Drug Application	HRSA	Health Resources and Services Administration
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025	IBS-C	irritable bowel syndrome with constipation
API	active pharmaceutical ingredient	IND	Investigational New Drug
AstraZeneca	AstraZeneca AB	IRA	Inflation Reduction Act of 2022
ASU	Accounting Standards Update	IRB	institutional review board
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act	Jefferies	Jefferies, LLC
cGMP	current Good Manufacturing Practice	Kyowa Kirin	Kyowa Kirin Co., Ltd.
CKD	chronic kidney disease	Knight	Knight Therapeutics, Inc.
CME	Chicago Mercantile Exchange	MDRP	Medicaid Drug Rebate Program
CMO	contract manufacturing organization	METiS	METiS Therapeutics, Inc.
CMS	Centers for Medicare & Medicaid Services	MHLW	Ministry of Health, Labour and Welfare
CRO	contract research organization	MIPPA	Medicare Improvements for Patients and Providers Act
CODM	Chief Operating Decision Maker	OLC	Oxylanthanum Carbonate
Customers	collectively, major wholesalers, specialty pharmacies and GPOs (IBSRELA) and specialty wholesaler (XPHOZAH)	NCE	new chemical entity
DPF	EU-US Data Privacy Framework	NDA	New Drug Application
EEA	European Economic Area	NH3	sodium hydrogen exchange 3
ESPP	Employee Stock Purchase Plan	NMPA	National Medical Products Administration
ESRD	End-Stage Renal Disease	NOL	net operating loss
ESRD PPS	End-Stage Renal Disease Prospective Payment System	NMQF	National Minority Quality Forum
EU Patent Package	European Patent Package	Non-FAMP	Non-Federal Average Manufacturer Price
Exchange Act	the Securities Exchange Act of 1934, as amended	R&D	research and development
FASB	Financial Accounting Standards Board	REMS	Risk Evaluation and Mitigation Strategy
FDA	Food and Drug Administration	RSU	restricted stock units
FFDCA	Federal Food, Drug, and Cosmetic Act	SLR	SLR Investment Corp.
Fosun Pharma	Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd.	SEC	Securities and Exchange Commission
FSS	Federal Supply Schedule	SOFR	Secured Overnight Financing Rate
FTC	Federal Trade Commission	TDAPA	Transitional Drug Add-on Payment Adjustment
GAAP	generally accepted accounting principles	UPC	European Unified Patent Court
GCP	Good Clinical Practice	U.S.	United States
GDPR	European Union General Data Protection Regulation	USPTO	U.S. Patent and Trademark Office
GLP	Good Laboratory Practice	VA	Department of Veterans Affairs
GPO	group purchasing organization