Form 10-Q
period 2025-09-30
ARDELYX, INC.
filed 2025-10-30
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of October 23, 2025, was 242,974,306.

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
SUMMARY OF PRINCIPAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include the following:
•We have incurred losses in each year since our inception, and if we are unable to continue to increase revenue and/or, depending upon our pursuit of future business opportunities, we may not achieve projected cash flow positivity, and even if we do, we may not be able to sustain cash flow positivity quarter over quarter and year over year.
•We may require additional financing for the foreseeable future as we invest in the growth of IBSRELA and XPHOZAH in the U.S. and build a pipeline. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to delay or limit our pursuit of other future business opportunities.
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
•Current and future healthcare reform legislation, regulation or action by the Trump Administration may increase the difficulty and cost for us to commercialize our approved products and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.
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

ARDELYX, INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDELYX, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$42,715	$64,932
Short-term investments	199,990	185,168
Accounts receivable	76,610	57,705
Inventory	25,172	21,173
Prepaid commercial manufacturing	8,051	16,378
Prepaid expenses and other current assets	15,447	11,096
Total current assets	367,985	356,452
Property and equipment, net	2,069	1,495
Inventory, non-current	104,186	70,011
Right-of-use assets	5,152	2,380
Other assets	6,778	5,416
Total assets	$486,170	$435,754
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,390	$16,000
Accrued compensation and benefits	15,056	14,940
Current portion of operating lease liability	1,435	1,562
Deferred revenue	6,581	10,686
Accrued expenses and other current liabilities	41,927	34,642
Total current liabilities	83,389	77,830
Operating lease liability, net of current portion	4,038	1,023
Long-term debt	202,138	150,853
Deferred revenue, non-current	13,699	7,232
Deferred royalty obligation related to the sale of future royalties	28,626	25,527
Total liabilities	331,890	262,465
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 242,971,838 and 238,015,825 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	1,100,664	1,058,548
Accumulated deficit	(946,532)	(885,340)
Accumulated other comprehensive income	124	57
Total stockholders’ equity	154,280	173,289
Total liabilities and stockholders’ equity	$486,170	$435,754
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Product sales, net	$105,515	$92,090	$263,406	$208,193
Product supply revenue	—	5,322	6,439	7,461
Licensing revenue	25	20	5,065	56
Non-cash royalty revenue related to the sale of future royalties	4,789	809	7,195	1,776
Total revenues	110,329	98,241	282,105	217,486
Cost of goods sold
Cost of product sales	2,662	1,715	8,247	4,133
Other cost of revenue	1,320	14,013	20,441	28,159
Total cost of goods sold	3,982	15,728	28,688	32,292
Operating expenses
Research and development	18,067	15,310	48,671	38,651
Selling, general and administrative	83,612	64,970	250,822	182,618
Total operating expenses	101,679	80,280	299,493	221,269
Income (loss) from operations	4,668	2,233	(46,076)	(36,075)
Interest expense	(5,796)	(3,357)	(14,343)	(9,039)
Non-cash interest expense related to the sale of future royalties	(2,188)	(1,924)	(6,478)	(5,202)
Other income, net	2,449	2,282	6,667	6,766
Loss before provision for income taxes	(867)	(766)	(60,230)	(43,550)
Provision for income taxes	102	43	962	231
Net loss	$(969)	$(809)	$(61,192)	$(43,781)
Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)	$(0.25)	$(0.19)
Shares used in computing net loss per share - basic and diluted	241,908,407	235,911,399	240,165,744	234,516,305
Comprehensive loss
Net loss	$(969)	$(809)	$(61,192)	$(43,781)
Unrealized gains (losses) on available-for-sale securities	162	286	67	(39)
Comprehensive loss	$(807)	$(523)	$(61,125)	$(43,820)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except shares)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	240,765,516	$24	$1,085,108	$(945,563)	$(38)	$139,531
Issuance of common stock under employee stock purchase plan	162,859	—	703	—	—	703
Issuance of common stock upon exercise of options	860,811	—	2,111	—	—	2,111
Issuance of common stock upon vesting of restricted stock units	1,182,652	—	—	—	—	—
Stock-based compensation	—	—	12,742	—	—	12,742
Unrealized gains on available-for-sale securities	—	—	—	—	162	162
Net loss	—	—	—	(969)	—	(969)
Balance as of September 30, 2025	242,971,838	$24	$1,100,664	$(946,532)	$124	$154,280

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	238,015,825	$24	$1,058,548	$(885,340)	$57	$173,289
Issuance of common stock under employee stock purchase plan	385,593	—	1,718	—	—	1,718
Issuance of common stock for services	87,256	—	315	—	—	315
Issuance of common stock upon exercise of options	1,641,801	—	3,566	—	—	3,566
Issuance of common stock upon vesting of restricted stock units	2,841,363	—	—	—	—	—
Stock-based compensation	—	—	36,517	—	—	36,517
Unrealized gains on available-for-sale securities	—	—	—	—	67	67
Net loss	—	—	—	(61,192)	—	(61,192)
Balance as of September 30, 2025	242,971,838	$24	$1,100,664	$(946,532)	$124	$154,280

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	235,401,398	$23	$1,036,244	$(889,176)	$(101)	$146,990
Issuance of common stock under employee stock purchase plan	226,297	—	1,189	—	—	1,189
Issuance of common stock upon exercise of options	663,358	1	1,507	—	—	1,508
Issuance of common stock upon vesting of restricted stock units	599,378	—	—	—	—	—
Stock-based compensation	—	—	9,133	—	—	9,133
Unrealized gains on available-for-sale securities	—	—	—	—	286	286
Net loss	—	—	—	(809)	—	(809)
Balance as of September 30, 2024	236,890,431	$24	$1,048,073	$(889,985)	$185	$158,297

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	232,453,190	$23	$1,012,773	$(846,204)	$224	$166,816
Issuance of common stock under employee stock purchase plan	479,609	—	2,227	—	—	2,227
Issuance of common stock for services	40,549	—	257	—	—	257
Issuance of common stock upon exercise of options	2,227,627	1	5,298	—	—	5,299
Issuance of common stock upon vesting of restricted stock units	1,689,456	—	—	—	—	—
Stock-based compensation	—	—	27,518	—	—	27,518
Unrealized losses on available-for-sale securities	—	—	—	—	(39)	(39)
Net loss	—	—	—	(43,781)	—	(43,781)
Balance as of September 30, 2024	236,890,431	$24	$1,048,073	$(889,985)	$185	$158,297
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(61,192)	$(43,781)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,138	1,548
Non-cash lease expense	1,590	2,973
Stock-based compensation	36,517	27,518
Non-cash interest expense	6,877	5,420
Non-cash royalty revenue related to the sale of future royalties	(7,195)	(1,776)
Other, net	(3,151)	(3,577)
Changes in operating assets and liabilities
Accounts receivable	(18,905)	(31,164)
Inventory	(38,174)	(35,671)
Prepaid commercial manufacturing	8,327	6,497
Prepaid expenses and other assets	(5,771)	(5,759)
Accounts payable	2,390	3,686
Accrued compensation and benefits	116	(1,056)
Operating lease liabilities	(1,474)	(3,388)
Accrued and other liabilities	12,111	19,695
Deferred revenue	2,362	4,216
Net cash used in operating activities	(63,434)	(54,619)
Investing activities
Proceeds from maturities and redemptions of investments	156,456	120,354
Purchases of investments	(168,060)	(96,634)
Purchases of property and equipment	(1,131)	(418)
Net cash (used in) provided by investing activities	(12,735)	23,302
Financing activities
Proceeds from 2022 Loan Agreement, net of costs	48,668	49,750
Proceeds from issuance of common stock under equity incentive and stock purchase plans	5,284	7,526
Net cash provided by financing activities	53,952	57,276
Net (decrease) increase in cash and cash equivalents	(22,217)	25,959
Cash and cash equivalents at beginning of period	64,932	21,470
Cash and cash equivalents at end of period	$42,715	$47,429
Supplementary disclosure of cash flow information
Cash paid for interest	$10,857	$6,962
Cash paid for income taxes	$491	$272
Supplementary disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$4,362	$1,010
Issuance of common stock for services	$315	$257
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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our 2024 Form 10-K. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the entire year ending December 31, 2025, or for any other interim period or future year.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU provides additional transparency within the income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The Company anticipates that the adoption of ASU 2023-09 will result in modifications to its income tax disclosures, including an enhanced effective tax rate reconciliation using both percentages and currency amounts, broken out into defined categories, with certain reconciling items further disaggregated by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, the Company will disclose income taxes paid, net of refunds received disaggregated by jurisdiction if the amount is at least five percent of total income taxes paid, net of refunds received. The new disclosure requirements will be included in the Company’s Form 10-K for the fiscal year ending December 31, 2025 and will be applied retrospectively.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220) - Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The new disclosure requirements are effective for the Company’s annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The following table summarizes our cash, cash equivalents and short-term investments:

	September 30, 2025				December 31, 2024
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$9,155	$—	$—	$9,155	$16,282	$—	$—	$16,282
Money market funds	33,560	—	—	33,560	48,650	—	—	48,650
Total cash and cash equivalents	42,715	—	—	42,715	64,932	—	—	64,932
Short-term investments
U.S. treasury securities	$98,808	$66	$(2)	$98,872	$79,720	$58	$(5)	$79,773
U.S. government-sponsored agency bonds	27,100	32	—	27,132	45,960	29	(27)	45,962
Commercial paper	48,744	12	(7)	48,749	37,061	19	(15)	37,065
Corporate bonds	22,462	23	—	22,485	17,415	4	(6)	17,413
Asset-backed securities	2,752	—	—	2,752	2,983	2	—	2,985
Yankee bonds	—	—	—	—	1,972	—	(2)	1,970
Total short-term investments	199,866	133	(9)	199,990	185,111	112	(55)	185,168
Total cash, cash equivalents and investments	$242,581	$133	$(9)	$242,705	$250,043	$112	$(55)	$250,100
Realized gains or losses have not been significant and are included in other income, net, in the condensed statements of operations and comprehensive loss.
Unrealized losses as of September 30, 2025 and December 31, 2024 were not material. All of the short-term available-for-sale securities held as of September 30, 2025 and December 31, 2024 had contractual maturities of less than one year. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of September 30, 2025 and December 31, 2024, and no investment was in a continuous unrealized loss position for more than one year. Therefore, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of September 30, 2025 and December 31, 2024.
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

The following table sets forth the fair value of our financial assets that are measured or disclosed on a recurring basis by level within the fair value hierarchy:

	September 30, 2025				December 31, 2024
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$33,560	$33,560	$—	$—	$48,650	$48,650	$—	$—
U.S. treasury securities	98,872	—	98,872	—	79,773	—	79,773	—
U.S. government-sponsored agency bonds	27,132	—	27,132	—	45,962	—	45,962	—
Commercial paper	48,749	—	48,749	—	37,065	—	37,065	—
Corporate bonds	22,485	—	22,485	—	17,413	—	17,413	—
Asset-backed securities	2,752	—	2,752	—	2,985	—	2,985	—
Yankee bonds	—	—	—	—	1,970	—	1,970	—
Total	$233,550	$33,560	$199,990	$—	$233,818	$48,650	$185,168	$—
Fair Value of Debt
The principal outstanding under our 2022 Loan Agreement is subject to a variable interest rate and therefore, we believe the carrying amount of the term loan approximates fair value as of September 30, 2025 and December 31, 2024. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.
The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of September 30, 2025 and December 31, 2024 and is based on our current estimates of future royalties and commercialization milestones expected to be paid to us by Kyowa Kirin over the life of the agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.
NOTE 4. INVENTORY
Inventory consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$27,622	$30,792
Work in process	92,957	58,685
Finished goods	8,779	1,707
Total	$129,358	$91,184
Reported as
Inventory	$25,172	$21,173
Inventory, non-current	104,186	70,011
Total	$129,358	$91,184
Prepaid commercial manufacturing with third-party CMOs not included in inventory was $8.1 million and $16.4 million as of September 30, 2025 and December 31, 2024, respectively. There were no prepayments expected to be converted into inventory after 12 months as of September 30, 2025 and December 31, 2024.

NOTE 5. REVENUE
Disaggregation of total revenues by nature is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Product sales, net	$105,515	$92,090	$263,406	$208,193
Product supply revenue	—	5,322	6,439	7,461
Licensing revenue	25	20	5,065	56
Non-cash royalty revenue related to the sale of future royalties	4,789	809	7,195	1,776
Total revenues	$110,329	$98,241	$282,105	$217,486
Product Sales, Net
Total product sales, net was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Product sales, net
IBSRELA	$78,158	$40,638	$187,606	$104,444
XPHOZAH	27,357	51,452	75,800	103,749
Total product sales, net	$105,515	$92,090	$263,406	$208,193
Product sales, net as a percentage of total revenues	95.6%	93.7%	93.4%	95.7%
Concentrations
Gross product sales from Customers accounting for more than 10% of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customers(1)
BioRidge Pharma, LLC	66.3%	78.1%	63.8%	76.0%
Cardinal Health	25.5%	12.4%	23.9%	14.6%
McKesson Corporation	20.7%	13.0%	19.7%	13.9%
Cencora (formerly AmerisourceBergen Drug Corporation)	17.3%	13.8%	18.6%	15.9%
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

GTN Adjustments
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2024	$1,643	$14,475	$11,170	$27,288
Provisions(1)	15,826	74,895	25,929	116,650
Credits/payments	(15,615)	(59,740)	(25,390)	(100,745)
Balance as of September 30, 2025	$1,854	$29,630	$11,709	$43,193
(1) Provisions included approximately $3.8 million of favorable adjustment in the 2025 first quarter, resulting from changes in prior periods’ estimated product returns for XPHOZAH.
NOTE 6. COLLABORATION AND LICENSING AGREEMENTS
We out-license to external partners for the development and commercialization of tenapanor outside of the U.S. We recognize revenue from our agreements with Kyowa Kirin, Fosun Pharma and Knight as licensing revenue, product supply revenue or non-cash royalty revenue related to the sale of future royalties. See Note 7. Collaboration and Licensing Agreements and “Licensing Revenue Recognition” caption of Note 2. Summary of Significant Accounting Policies of our 2024 Form 10-K for more information on the nature, purpose, significant rights and obligations of the parties, as well as our accounting policies for such revenue streams.
The following table summarizes total revenues by collaboration partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Licensing revenue
Fosun Pharma	$—	$—	$5,000	$—
Knight	25	20	65	56
Total licensing revenue	$25	$20	$5,065	$56
Product supply revenue
Kyowa Kirin	$—	$5,322	$6,185	$7,461
Knight	—	—	254	—
Total supply revenue	$—	$5,322	$6,439	$7,461
Non-cash royalty revenue related to the sale of future royalties
Kyowa Kirin	$4,789	$809	$7,195	$1,776
The following table presents changes in our current and non-current deferred revenue balances, which are primarily attributable to Kyowa Kirin:

	2025		2024
(in thousands)	Current	Non-Current	Current	Non-Current
Deferred revenue balance as of January 1,	$10,686	$7,232	$7,182	$8,644
Prepaid product supply	528	6,467	2,654	8,212
Product supply delivered	(4,633)	—	(6,650)	—
Reclassify amounts to be recognized in the next twelve months	—	—	4,086	(4,086)
Deferred revenue balance as of September 30,	$6,581	$13,699	$7,272	$12,770
Significant developments and updates related to our collaboration and licensing agreements in the nine months ended September 30, 2025 and 2024 are discussed below.

Kyowa Kirin
In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for patients with CKD with hyperphosphatemia in Japan. Following the launch, we began to recognize earned royalties and commercialization milestones from sales of tenapanor in Japan, which are remitted to HCR in accordance with the HCR Agreement.
The first commercialization milestone was achieved in the 2025 third quarter, triggering a ¥500.0 million payment to us under the terms of the Kyowa Kirin Agreement, or approximately $3.4 million at the currency exchange rate as of September 30, 2025. This milestone was recorded as non-cash royalty revenue related to the sale of future royalties and will be remitted to HCR upon receipt.
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
AstraZeneca
In connection with the AstraZeneca Termination Agreement, we recognized royalty expense as other cost of revenue in our condensed statements of operations and comprehensive loss of zero and $12.7 million in the three and nine months ended September 30, 2025, and $10.0 million and $22.7 million in the three and nine months ended September 30, 2024, respectively. As of the 2025 second quarter, we had fully recognized the $75.0 million royalty obligation, which had been fully remitted as of September 30, 2025.
NOTE 7. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES
We and HCR have an agreement in which HCR agreed to pay up to $20.0 million in exchange for royalty and commercialization milestone payments that we may receive under our Kyowa Kirin Agreement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties of our 2024 Form 10-K for further discussion on the nature, purpose, significant rights and obligations of the parties, as well as our accounting policies regarding the HCR Agreement.
A summary of financial information related to the HCR Agreement is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Non-cash interest expense related to the sale of future royalties	$(2,188)	$(1,924)	$(6,478)	$(5,202)
Effective interest rate			31.5%	33.3%

(in thousands)	2025	2024
Deferred royalty obligation balance as of January 1,	$25,527	$20,179
Non-cash interest expense related to sale of future royalties	6,478	5,202
Royalty distributed to HCR	(3,379)	(1,009)
Deferred royalty obligation balance as of September 30,	$28,626	$24,372

NOTE 8. BORROWING
The following table presents our long-term borrowing under the 2022 Loan Agreement:

(in thousands)	September 30, 2025	December 31, 2024	Interest rate
Principal
Term A Loan	$27,500	$27,500	7.95% + 0.022% + SOFR (subject to a floor of 1.0%)
Term B Loan	22,500	22,500	7.95% + 0.022% + SOFR (subject to a floor of 1.0%)
Term C Loan	50,000	50,000	4.25% + 0.022% + SOFR (subject to a floor of 4.7%)
Term D Loan	50,000	50,000	4.00% + 0.022% + SOFR (subject to a floor of 4.7%)
Term E Loan	50,000	—	4.00% + 0.022% + SOFR (subject to a floor of 4.7%)
Total principal	200,000	150,000
Adjustments to principal value
Unamortized discount and debt issuance costs	(1,225)	(1,136)
Accreted value of final fee	3,363	1,989
Total long-term debt	202,138	150,853
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	$202,138	$150,853
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
The 2022 Loan Agreement contains certain covenants, including a single financial covenant that the sum of our net product revenue, calculated on a trailing six (6) month basis, plus unrestricted cash and cash equivalents that are subject to a first-priority perfected lien in favor of SLR, shall be greater than or equal to 100% of the principal amount outstanding under the 2022 Loan Agreement. In addition, the 2022 Loan Agreement contains subjective acceleration clauses to accelerate the maturity of outstanding principal amount in the event that a material adverse change has occurred within the business, operations or financial condition of the Company. As of September 30, 2025, the Company believes that the likelihood of the acceleration of the maturity due to subjective acceleration clauses is remote.
The total unaccreted final fee was $6.5 million and $5.4 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, our total future payment obligation related to the outstanding balance of the term loans, excluding interest payments, was $209.9 million, which is due on July 1, 2028.

NOTE 9. LEASES
The following table provides additional details of our facility leases presented in our condensed balance sheets:

($ in thousands)
Facilities	September 30, 2025	December 31, 2024
Right-of-use assets	$5,152	$2,380

Current portion of lease liabilities	1,435	1,562
Operating lease liability, net of current portion	4,038	1,023
Total lease liabilities	$5,473	$2,585

Weighted-average remaining term (in years)	3.4	1.8
Weighted-average discount rate	5.6%	6.5%
The lease costs, which are included in operating expenses in our condensed statements of operations and comprehensive loss, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$409	$1,067	$1,779	$3,204
Cash paid for operating leases	$279	$1,229	$1,666	$3,594
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of September 30, 2025:

(in thousands)	Operating Leases
Remainder of 2025	$427
2026	1,784
2027	1,836
2028	1,402
2029	575
Thereafter	—
Total undiscounted operating lease payments	6,024
Imputed interest expenses	(551)
Total operating lease liabilities	5,473
Less: Current portion of operating lease liability	(1,435)
Operating lease liability, net of current portion	$4,038
NOTE 10. STOCKHOLDERS’ EQUITY
In January 2023, we filed a registration statement on Form S-3, which became effective in January 2023, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. In the nine months ended September 30, 2025, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of September 30, 2025, we have completed sales pursuant to the 2023 Open Market Sales Agreement, resulting in the issuance of 16.8 million shares of our common stock and receipt of gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17.

NOTE 11. EQUITY INCENTIVE PLANS
Stock-Based Compensation Expense
Stock-based compensation expense recognized for stock options, RSUs and our ESPP is recorded as operating expenses in our condensed statements of operations and comprehensive loss, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Selling, general and administrative	$10,400	$6,199	$28,157	$20,305
Research and development	2,342	2,934	8,360	7,213
Total	$12,742	$9,133	$36,517	$27,518
A summary of our total unrecognized stock-based compensation expense, net of estimated forfeitures, as of September 30, 2025 is as follows:

	Unrecognized Compensation Expense (in thousands)	Average Remaining Vesting Period (in years)
Stock option grants	$54,878	2.67
RSU grants	$74,606	3.02
ESPP	$276	0.42
Stock Options
A summary of our stock option activity and related information for the nine months ended September 30, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
Balance as of December 31, 2024	28,085	$5.63
Options granted	7,557	$5.02
Options exercised	(1,642)	$2.17
Options forfeited or canceled	(3,857)	$6.78
Balance as of September 30, 2025	30,143	$5.52
Exercisable as of September 30, 2025	17,039	$5.42
Restricted Stock Units
A summary of our RSUs activity and related information for the nine months ended September 30, 2025 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2024	8,013	$6.59
Granted	10,351	$5.13
Vested	(2,929)	$5.84
Forfeited	(1,611)	$6.00
Non-vested restricted stock units as of September 30, 2025	13,824	$5.72

Employee Stock Purchase Plan
During the nine months ended September 30, 2025, we issued approximately 0.4 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $4.46 per share, resulting in proceeds to us of approximately $1.7 million.
Issuance of Common Stock for Services
During the nine months ended September 30, 2025, we issued 0.1 million shares of our common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under our Non-Employee Director Compensation Program.
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
Detailed information regarding our single operating segment’s significant revenues, expenses and operating loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues
Product sales, net	$105,515	$92,090	$263,406	$208,193
Other revenues(1)	4,814	6,151	18,699	9,293
Total revenues	110,329	98,241	282,105	217,486
Less
Cost of product sales	2,662	1,715	8,247	4,133
Other cost of revenue	1,320	14,013	20,441	28,159
Total cost of goods sold	3,982	15,728	28,688	32,292
Research and development(2)	15,057	11,610	38,260	29,091
Selling(2)	55,361	41,402	170,113	118,094
General and administrative(2)	14,897	13,673	42,505	33,202
Stock-based compensation	12,742	9,133	36,517	27,518
Other segment expenses(3)	3,622	4,462	12,098	13,364
Total operating expenses	101,679	80,280	299,493	221,269
Consolidated income (loss) from operations	4,668	2,233	(46,076)	(36,075)
Other reconciliation items(4)	(5,637)	(3,042)	(15,116)	(7,706)
Consolidated net loss	$(969)	$(809)	$(61,192)	$(43,781)
(1)Other revenues includes revenues from our collaboration partnerships, including licensing revenue, product supply revenue and non-cash royalty revenue related to the sale of future royalties.
(2)Research and development, selling and general and administrative expenses herein do not include certain allocated items, such as stock-based compensation expenses.
(3)Other segment expenses primarily consists of allocated facilities, information technology and employee costs of approximately $3.2 million and $11.1 million for the three and nine months ended September 30, 2025, and $3.9 million and $12.2 million for the three and nine months ended September 30, 2024, respectively.
(4)Other reconciliation items includes interest expense, non-cash interest expense related to the sale of future royalties, provision for income taxes and other income, net.

NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effect of stock-based awards. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, unvested restricted stock units and ESPP shares issuable pursuant to the current purchase period. As we had net losses for the nine months ended September 30, 2025 and 2024, all potential common shares were determined to be anti-dilutive during those periods.
The following table sets forth the computation of net loss per common share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2025	2024	2025	2024
Net loss	$(969)	$(809)	$(61,192)	$(43,781)
Denominator
Weighted average common shares outstanding - basic and diluted	241,908	235,911	240,166	234,516
Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)	$(0.25)	$(0.19)
The total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Options to purchase common stock	30,064	28,296	29,940	27,584
Restricted stock units	13,536	8,257	12,510	7,753
ESPP shares issuable	157	224	174	231
Total	43,757	36,777	42,624	35,568
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

On July 17, 2024, in partnership with the AAKP and the NMQF, we filed a lawsuit in the U.S. District Court for the District of Columbia against CMS, claiming that CMS has violated its statutory and regulatory authority under MIPPA, which established the ESRD PPS bundled payment system for dialysis services in 2008. Specifically, the lawsuit claims that moving XPHOZAH, along with all oral-only drugs, into the ESRD PPS is inconsistent with MIPPA’s statutory provision, and contradicts CMS’s own regulations. XPHOZAH and other oral-only drugs, are not administered by dialysis providers and cannot be taken during the delivery of maintenance dialysis. On November 8, 2024, the U.S. District Court for the District of Columbia granted defendants’ Motion to Dismiss and denied plaintiffs Motion for Preliminary Injunction, or in the Alternative, for Expedited Summary Judgment. Following the District Court’s denial of plaintiffs’ Motion to Alter or Amend the Judgment, or in the Alternative, for an Injunction Pending Appeal, plaintiffs filed an Emergency Motion for an Administrative Stay and Injunction Pending Appeal, which was denied by the United States Court of Appeals for the District of Columbia Circuit. Appellants filed an initial brief in the appeal on February 4, 2025; Appellees filed an initial brief on March 6, 2025; and Appellants filed a reply brief March 27, 2025. Both Appellees and Appellants filed a final brief on April 10, 2025. Oral argument in the case was heard on September 25, 2025.
On August 16, 2024, a complaint was filed against us in the U.S. District Court of Massachusetts, captioned Yarborough v. Ardelyx, Inc., et al., No. 24-cv-12119 (D. Mass.). The complaint names the Company, Mike Raab, and Justin Renz as defendants and alleges violations of Sections 10(b) and 20(a) the Exchange Act and Rule 10b-5 promulgated thereunder, related to the our announcement on July 2, 2024 that it had chosen not to file an application for Transitional Drug Add-on Payment Adjustment for XPHOZAH (the “Yarborough Action”). The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. The Court appointed Tate Wood as lead plaintiff on October 30, 2024. The lead plaintiff filed an amended complaint on January 13, 2025, in which he added Susan Rodriguez, Laura Williams and Elizabeth Grammer as additional defendants and removed Justin Renz as a defendant. The lead plaintiff purports to bring claims on behalf of all those who acquired Ardelyx common stock between February 22, 2024 and July 1, 2024. Defendants filed a motion to dismiss the amended complaint on March 14, 2025. Plaintiffs filed a response on May 13, 2025. Defendants filed a reply in support of their motion to dismiss on June 23, 2025. There is no hearing currently scheduled on the motion to dismiss, and the Court has not yet issued a decision on the motion. We believe the plaintiffs’ claims are without merit.
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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2025, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.
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
As of the 2025 second quarter, we had fully recognized the $75.0 million royalty obligation, which had been fully remitted as of September 30, 2025 under the AstraZeneca Termination Agreement.
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
On October 30, 2025, we announced that a development program had been initiated for RDX10531, a next-generation NHE3 inhibitor with potential application across multiple therapeutic areas. NHE3 is an antiporter expressed on the apical surface of the small and large intestines and is responsible for absorbing the majority of ingested sodium. The Company plans to submit an IND in 2026.
RESULTS OF OPERATIONS
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the entire year ending December 31, 2025, or for any other interim period or future year. See Part II, Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Form 10-K to enhance the understanding of our financial metrics below.
Revenues
Below is a summary of our total revenues:

	Three Months Ended September 30,		Change 2025 vs. 2024		Nine Months Ended September 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Product sales, net	$105,515	$92,090	$13,425	15%	$263,406	$208,193	$55,213	27%
Product supply revenue	—	5,322	(5,322)	(100)%	6,439	7,461	(1,022)	(14)%
Licensing revenue	25	20	5	25%	5,065	56	5,009	(a)
Non-cash royalty revenue related to the sale of future royalties	4,789	809	3,980	492%	7,195	1,776	5,419	305%
Total revenues	$110,329	$98,241	$12,088	12%	$282,105	$217,486	$64,619	30%
(a)Percent change is not meaningful.
Below is a summary of our product sales, net by product:

	Three Months Ended September 30,		Change 2025 vs. 2024		Nine Months Ended September 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Product sales, net
IBSRELA	$78,158	$40,638	$37,520	92%	$187,606	$104,444	$83,162	80%
XPHOZAH	27,357	51,452	(24,095)	(47)%	75,800	103,749	(27,949)	(27)%
Total product sales, net	$105,515	$92,090	$13,425	15%	$263,406	$208,193	$55,213	27%
Product sales, net:
The increase in IBSRELA product sales, net in the three and nine months ended September 30, 2025 primarily reflected higher demand, driven by continued increase in awareness and prescriber experience, and to a lesser extent, higher net price.
The decrease in XPHOZAH product sales, net in the three and nine months ended September 30, 2025 primarily reflected lower demand and lower net price, both driven by the loss of XPHOZAH Medicare Part D reimbursement. As of January 1, 2025, the Centers for Medicare and Medicaid Services officially transitioned oral only therapies for ESRD patients on dialysis, including XPHOZAH, into the ESRD Prospective Payment System. This decrease was partially offset by continued growth in other channels.
The decrease in XPHOZAH product sales, net in the nine months ended September 30, 2025 included the release of $3.8 million of prior periods’ estimated product returns for XPHOZAH in the 2025 first quarter.
Product supply revenue:
Product supply revenue is primarily impacted by the timing of product supply shipments to our collaboration partners under our product supply agreements in support of non-U.S. launches. The product supply revenue was primarily attributable to Kyowa Kirin in the nine months ended September 30, 2025 and 2024.
Licensing revenue:
Licensing revenue is primarily impacted by the timing of regulatory and commercialization milestone achievements from our collaboration partners, as well as sales-based royalties received from Knight.
The licensing revenue in the nine months ended September 30, 2025 was primarily attributable to a $5.0 million milestone earned during the 2025 first quarter under the terms of the Fosun Agreement, following approval of an NDA for tenapanor for the control of hyperphosphatemia in adult patients with CKD undergoing hemodialysis by China’s Center for Drug Evaluation of the NMPA.

Non-cash royalty revenue:
Non-cash royalty revenue reflects royalties and commercialization milestones from Kyowa Kirin for sales of PHOZEVEL in Japan, which was launched in February 2024.
The increase in non-cash royalty revenue in the three and nine months ended September 30, 2025 included approximately $3.4 million related to a commercialization milestone earned during the 2025 third quarter under the terms of the Kyowa Kirin Agreement. The payment will be remitted to HCR upon receipt in accordance with the HCR Agreement.
GTN Adjustments
Reconciliation of gross product sales to product sales, net is as follows:

	Three Months Ended September 30,		Change 2025 vs. 2024		Nine Months Ended September 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Gross product sales	$152,137	$121,828	$30,309	25%	$380,056	$282,055	$98,001	35%
GTN adjustments	(46,622)	(29,738)	(16,884)	57%	(116,650)	(73,862)	(42,788)	58%
Product sales, net	$105,515	$92,090	$13,425	15%	$263,406	$208,193	$55,213	27%
GTN adjustment percentage	30.6%	24.4%			30.7%	26.2%
The increase in GTN adjustment percentage in the three and nine months ended September 30, 2025 reflected the unfavorable payor mix shifts, primarily associated with loss of XPHOZAH Medicare Part D reimbursement.
The increase in GTN adjustment percentage in the nine months ended September 30, 2025 included the favorable impact of a change in prior periods’ estimate of expected returns of XPHOZAH, which occurred in the 2025 first quarter.
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2024	$1,643	$14,475	$11,170	$27,288
Provisions(1)	15,826	74,895	25,929	116,650
Credits/payments	(15,615)	(59,740)	(25,390)	(100,745)
Balance as of September 30, 2025	$1,854	$29,630	$11,709	$43,193
(1) Provisions included approximately $3.8 million of favorable adjustment in the 2025 first quarter, resulting from changes in prior periods’ estimated product returns for XPHOZAH.

Expenses
Below is a summary of our cost of goods sold, operating expenses, interest expense, non-cash interest expense related to the sale of future royalties and other income, net:

	Three Months Ended September 30,		Change 2025 vs. 2024		Nine Months Ended September 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of product sales	$2,662	$1,715	$947	55%	$8,247	$4,133	$4,114	100%
Other cost of revenue	1,320	14,013	(12,693)	(91)%	20,441	28,159	(7,718)	(27)%
Total cost of goods sold	$3,982	$15,728	$(11,746)	(75)%	$28,688	$32,292	$(3,604)	(11)%

Research and development	$18,067	$15,310	$2,757	18%	$48,671	$38,651	$10,020	26%
Selling, general and administrative	83,612	64,970	18,642	29%	250,822	182,618	68,204	37%
Total operating expenses	$101,679	$80,280	$21,399	27%	$299,493	$221,269	$78,224	35%

Interest expense	$(5,796)	$(3,357)	$(2,439)	73%	$(14,343)	$(9,039)	$(5,304)	59%
Non-cash interest expense related to the sale of future royalties	$(2,188)	$(1,924)	$(264)	14%	$(6,478)	$(5,202)	$(1,276)	25%
Other income, net	$2,449	$2,282	$167	7%	$6,667	$6,766	$(99)	(1)%
Cost of Goods Sold
Cost of product sales:
The increase in cost of product sales in the three and nine months ended September 30, 2025 reflected higher product sales. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the three and nine months ended September 30, 2025 was expensed as research and development expense in periods prior to the commencement of capitalization of inventory costs for each respective product. The cost associated with inventory sold but previously expensed as research and development was $0.3 million and $2.0 million for the three and nine months ended September 30, 2025, and $2.2 million and $4.6 million for the three and nine months ended September 30, 2024, respectively. The value of inventory on hand as of September 30, 2025 and December 31, 2024 that was previously expensed as research and development was approximately $12.3 million and $15.6 million, respectively.
Other cost of revenue:
The decrease in other cost of revenue in the three and nine months ended September 30, 2025 primarily reflected the full recognition of the $75.0 million royalty obligation under the AstraZeneca Termination Agreement as of the 2025 second quarter, partially offset by costs related to product supply revenue.
Other cost of revenue related to the AstraZeneca Termination Agreement was zero and $12.7 million for the three and nine months ended September 30, 2025, and $10.0 million and $22.7 million for the three and nine months ended September 30, 2024, respectively.

Research and Development
Below is a summary of our research and development expenses:

	Three Months Ended September 30,		Change 2025 vs. 2024		Nine Months Ended September 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%	2025	2024	$	%
External R&D and other expenses	$8,996	$7,130	$1,866	26%	$19,805	$15,955	$3,850	24%
Employee-related expenses	8,050	7,100	950	13%	25,502	19,751	5,751	29%
Facilities, equipment, depreciation and other expenses	1,021	1,080	(59)	(5)%	3,364	2,945	419	14%
Total research and development expenses	$18,067	$15,310	$2,757	18%	$48,671	$38,651	$10,020	26%
The increase in R&D expenses in the three and nine months ended September 30, 2025 primarily reflected higher external R&D and other expenses associated with life cycle management, as well as the increase in employee-related expenses, driven by higher headcount to support medical engagement with scientific communities in the areas of gastroenterology and nephrology related to our marketed products.
The employee-related expenses included stock-based compensation expense, which decreased by $0.6 million in the three months ended September 30, 2025 and increased by $1.1 million in the nine months ended September 30, 2025.
Selling, General and Administrative
The increase in selling, general and administrative expenses in the three and nine months ended September 30, 2025 primarily reflected increased commercialization and administrative costs to support net sales growth of IBSRELA and XPHOZAH. The increases consisted of spending for disease awareness initiatives, patient affordability, access support and related patient awareness, as well as increased commercial infrastructure. In addition, these increases were attributable to increased headcount, including incremental stock-based compensation expenses of $4.2 million and $7.9 million in the three and nine months ended September 30, 2025, respectively.
Interest Expense
The increase in interest expense in the three and nine months ended September 30, 2025 primarily reflected a higher outstanding loan balance resulting from the Term D Loan and the Term E Loan draws in October 2024 and June 2025, respectively.
Non-Cash Interest Expense Related to the Sale of Future Royalties
The increase in non-cash interest expense related to the sale of future royalties in the three and nine months ended September 30, 2025 primarily reflected the increasing outstanding balance of the deferred royalty obligation attributable to the imputed interest accrued on the outstanding balance, partially offset by royalties received from Kyowa Kirin related to the sale of PHOZEVEL, which were remitted to HCR.
Other Income, Net
Other income, net consists of interest income earned on our cash, cash equivalents and short-term investments and currency exchange gains and losses. In the three and nine months ended September 30, 2024, other income, net also included the periodic revaluation of our previously outstanding 2022 Exit Fee related to our 2022 Loan Agreement that was settled in October 2024.

LIQUIDITY AND CAPITAL RESOURCES
Below is a summary of our cash, cash equivalents and short-term investments:

($ in thousands)	September 30, 2025	December 31, 2024	Change $	Change %
Cash and cash equivalents	$42,715	$64,932	$(22,217)	(34)%
Short-term investments	199,990	185,168	14,822	8%
Total liquid funds	$242,705	$250,100	$(7,395)	(3)%
We regularly assess our cash position and our working capital needs to execute our strategy. We have historically funded our operations primarily from the sale of common stock, product sales, funds from our collaboration partnerships, funds from our loan agreements with SLR, as well as sale of future royalties to HCR. We expect that we will increasingly rely on cash generated from operations to fund our operating plan while maintaining financial flexibility from our ability to source cash from future equity sales and debt financing.
In January 2023, we filed a registration statement on Form S-3, which became effective in January 2023, containing (i) a base prospectus for the offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units, from time to time in one or more offerings; and (ii) a prospectus supplement for the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold, from time to time, under a sales agreement with Jefferies, deemed to be “at-the-market offerings” (2023 Open Market Sales Agreement). Pursuant to the 2023 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to 3.0% of the gross sales price for shares of common stock sold under the 2023 Open Market Sales Agreement. In the nine months ended September 30, 2025, we completed no sales pursuant to the 2023 Open Market Sales Agreement. As of September 30, 2025, we have completed sales pursuant to the 2023 Open Market Sales Agreement, resulting in the issuance of 16.8 million shares of our common stock and receipt of gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17.
We have a loan and security agreement (as amended, the 2022 Loan Agreement) with SLR. The 2022 Loan Agreement provides a total of $300.0 million, of which $200.0 million has been drawn and outstanding as of September 30, 2025, including $50.0 million of the Term E Loan drawn during the 2025 second quarter. The additional available borrowings of $100.0 million consist of the Term F Loan and the Term G Loan, each in the amount of $50.0 million. The Term F Loan and the Term G Loan may be drawn at the Company’s election by June 30, 2026 and December 20, 2026, respectively. See Note 9. Borrowing of our 2024 Form 10-K and Note 8. Borrowing of this Quarterly Report on Form 10-Q for further discussion.
We believe our available cash, cash equivalents and short-term investments as of September 30, 2025 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.
Our future funding requirements will depend on many factors as described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.
CASH FLOW ACTIVITIES
The following table summarizes our cash flows:

	Nine Months Ended September 30,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%
Net cash used in operating activities	$(63,434)	$(54,619)	$(8,815)	16%
Net cash (used in) provided by investing activities	(12,735)	23,302	(36,037)	(155)%
Net cash provided by financing activities	53,952	57,276	(3,324)	(6)%
Net (decrease) increase in cash and cash equivalents	$(22,217)	$25,959	$(48,176)	(186)%

Cash Flows from Operating Activities
Net cash used in operating activities increased in the nine months ended September 30, 2025 primarily due to higher expenses to support our commercial growth, as well as higher disbursements for previously accrued royalties under the AstraZeneca Termination Agreement, pursuant to which the maximum royalty obligation of $75.0 million had been fully remitted as of September 30, 2025. This increase was partially offset by cash inflows from higher product sales, net and timing of collection of our accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities increased in the nine months ended September 30, 2025 primarily due to the timing of our investment maturities and purchases.
Cash Flows from Financing Activities
Net cash provided by financing activities decreased in the nine months ended September 30, 2025 due to receipts from the Term E Loan, net of costs ($48.7 million) and the issuance of common stock under our equity incentive and stock purchase plans, which were lower than receipts from the Term C Loan, net of costs ($49.8 million) and the issuance of common stock under our equity incentive and stock purchase plans in the nine months ended September 30, 2024.
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
As of September 30, 2025, we had cash, cash equivalents and short-term investments of $242.7 million, which consisted of bank deposits and money market funds, as well as high quality fixed income instruments, including commercial paper, U.S. government-sponsored agency bonds, U.S. treasury securities, corporate bonds and asset-backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
The principal outstanding under our 2022 Loan Agreement is subject to a variable interest rate, which fluctuates with changes in one-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $1.3 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an aggregate principal amount of $200.0 million outstanding pursuant to our 2022 Loan Agreement.
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
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the earnings effects of changes in foreign currency exchange rates. As of September 30, 2025, we had no open forward foreign currency exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to our Financial Condition and Capital Requirements
We have incurred losses in each year since our inception, and if we are unable to continue to increase revenue and/or, depending upon our pursuit of future business opportunities, we may not achieve projected cash flow positivity, and even if we do, we may not be able to sustain cash flow positivity quarter over quarter and year over year.
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
We have incurred losses in each year since our inception in October 2007. We continue to incur significant commercialization, development and additional expenses related to our ongoing operations and pursuit of future business opportunities. As of September 30, 2025, we had an accumulated deficit of $946.5 million. Our prior losses, combined with any future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
If we are unable to continue to increase revenue for IBSRELA and XPHOZAH, and/or if we elect to pursue future business opportunities to strengthen our pipeline, we may not achieve projected cash flow positivity, and even if we do, we may not be able to sustain cash flow positivity quarter over quarter and year over year.

Our ability to achieve and sustain cash flow positivity quarter over quarter and year over year depends heavily on our ability to successfully commercialize ISBRELA and XPHOZAH and on the decisions we may make to expand our pipeline through internal investment and/or acquiring external assets.
Our ability to successfully commercialize IBSRELA and XPHOZAH and continue to grow revenue received for both products depends on many factors, including but not limited to:
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
•the extent to which the actions of the Trump Administration may result in downward pressure on the price that we receive for IBSRELA and XPHOZAH;
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
With respect to our commercialization of IBSRELA and XPHOZAH, our revenue, and therefore, our ability to achieve and sustain cash flow positivity will be dependent, in part, upon the size of the markets in the U.S., the label for which approval was granted, accepted price for the product, and the ability to secure and maintain adequate reimbursement. Beginning January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, are now included in the ESRD PPS, thereby eliminating coverage for XPHOZAH and these other oral drugs under Medicare Part D as of such date. The inclusion of XPHOZAH in the ESRD PPS creates additional uncertainty as to the commercial opportunity for XPHOZAH. See “—XPHOZAH is now included in the ESRD PPS, effective January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is no longer available under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” below.
If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund investments we may elect to make in building our pipeline, we will not be able achieve or, if achieved, to sustain cash flow positivity, and our liquidity, financial condition, and business prospects may be materially affected.
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

We may require additional financing for the foreseeable future as we invest in the growth of IBSRELA and XPHOZAH in the U.S. and build a pipeline. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to delay or limit our pursuit of other future business opportunities.
We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with our efforts to commercialize IBSRELA and XPHOZAH; conducting pediatric clinical trials for IBSRELA; manufacturing for IBSRELA and XPHOZAH; investments to build a pipeline; and research and development related to potential new product candidates, including development costs related to RDX10531, a next generation sodium/hydrogen exchanger 3 (NHE3) inhibitor. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to delay or limit our development of potential new products, or our pursuit of future business opportunities. Our future funding requirements will depend on many factors, including, but not limited to:
•the extent to which we are able to continue to generate product revenue from sales of IBSRELA and XPHOZAH;
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
•the extent to which the actions of the Trump Administration may result in downward pressure on the price that we receive for IBSRELA and XPHOZAH;
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
•the cash requirements for the discovery and/or development of other potential product candidates, including RDX10531;
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
Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay or limit additional clinical trials for tenapanor, or delay or limit our pursuit of other future business opportunities.
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
•the extent to which the actions of the Trump Administration may result in downward pressure on the price that we receive for IBSRELA;
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
•the extent to which the actions of the Trump Administration may result in downward pressure on the price that we receive for XPHOZAH;
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
In the U.S., CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. Beginning January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, are now included in the ESRD PPS, thereby eliminating coverage for XPHOZAH and these other oral drugs under Medicare Part D as of such date. See “—XPHOZAH is now included in the ESRD PPS, effective January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is no longer available under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” above.
Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, Japan, China and other countries has and will continue to put pressure on the pricing and usage of IBSRELA and XPHOZAH, even if regulatory approval is received in such countries. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.
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
Risks Related to Government Regulation
Current and future healthcare reform legislation, regulation or action by the Trump Administration may increase the difficulty and cost for us to commercialize our approved products and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.
In the U.S. and some foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post approval activities with respect to our approved products and affect our ability to profitably sell our products. In the U.S., the ACA was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.
The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations and established annual fees and taxes on manufacturers of certain branded prescription drugs.

Moreover, beginning January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, are now included in the ESRD PPS, thereby eliminating coverage under Medicare Part D as of such date. See “—XPHOZAH is now included in the ESRD PPS, effective January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is no longer available under Medicare Part D, and as a result the revenue that we may generate on sales of XPHOZAH will be negatively and materially impacted” above.
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These laws, among other things, included aggregate reductions of Medicare payments to providers that will remain in effect through 2032, unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP.
Recently, there has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most significantly, the IRA was signed into law in August 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), redesigns the Medicare Part D benefit (beginning in 2025), and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). Under the IRA, small molecule drugs and biologics that otherwise qualify for selection first become eligible for price negotiation seven and eleven years, respectively, after U.S. FDA approval. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, with their negotiated prices effective in 2027. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program. HHS has issued and will continue to issue guidance implementing the IRA, although the program is currently subject to legal challenges. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for IBSRELA and XPHOZAH. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. One state has utilized a so-called prescription drug affordability board to impose an upper payment limit in the state, while another state has enacted legislation that bans price increases that outpace inflation. Other enacted state laws affect the distribution of pharmaceuticals.
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
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory, agency or other requirements, may result in, among other things:
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
The ability of the U.S. FDA to review and process regulatory submissions can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, policy changes, and other events that may otherwise affect the U.S. FDA’s ability to perform routine functions. For example, over the last several years, the U.S. government has shut down several times, including the current U.S.

government shutdown which began on October 1, 2025, and certain regulatory agencies, such as the U.S. FDA, have had to furlough U.S. FDA employees and suspend certain activities.
Disruptions at the U.S. FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs or continues, or if global health concerns prevent the U.S. FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the U.S. FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
The regulations relating to the promotion of products for unapproved uses and the design and implementation of patient assistance programs are complex and subject to substantial interpretation by the U.S. FDA and other government agencies. With respect to the commercialization of IBSRELA and/or XPHOZAH, we are restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. We have implemented compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the U.S. FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.
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
We participate in the MDRP and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. Medicaid drug rebates are based on pricing data that we are obligated to report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the AMP and the best price for each drug. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within the U.S. Department of Health and Human Services on the methodologies used by manufacturers to calculate AMP, and best price, to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered drugs under Medicaid and Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.
The IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation (first due in 2023), as described under “—Current and future healthcare reform legislation, regulation or action by the Trump Administration may increase the difficulty and cost for us to commercialize our approved products and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.” The Medicare Part D rebate will be calculated on the basis of the AMP figures we report pursuant to the MDRP.
Federal law requires that a manufacturer that participates in the MDRP also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. We participate in the 340B program, which is administered by the HRSA, and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We are obligated to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs.
In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we also participate in the U.S. VA/FSS pricing program. Under the VA/FSS program, we are obligated to report the Non-FAMP for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price (FCP), which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard and the U.S. Public Health Service (including the Indian Health Service).
We also participate in the Tricare Retail Pharmacy program, under which we are required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We are required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.

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
General Risk Factors
We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.
We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel need to devote a substantial amount of time to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	06/24/2024	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	06/20/2023	3.1
3.3	Second Amended and Restated Bylaws.	8-K	08/04/2025	3.1
10.1#	Transition and Separation Agreement, dated August 1, 2025, by and between Ardelyx, Inc. and Justin Renz.				X
10.2#	Offer Letter, dated September 23, 2025, by and between Ardelyx, Inc. and Sue Hohenleitner.				X
10.3#	Offer Letter, dated June 29, 2025, by and between Ardelyx, Inc. and John Bishop.				X
10.4#	Offer Letter, dated May 29, 2025, by and between Ardelyx, Inc. and Edward Conner.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (v) Notes to Unaudited Condensed Financial Statements.
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

Ardelyx, Inc.

Date: October 30, 2025	By:	/s/ Joseph Reilly
Joseph Reilly Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SUMMARY OF ABBREVIATED TERMS
Throughout this Quarterly Report on Form 10-Q, we have used terms which are defined below:

340B Program	Public Health Service’s 340B Drug Pricing Program	GTN	gross-to-net
AAKP	American Association of Kidney Patients	HCR	HealthCare Royalty Partners IV, L.P.
ACA	Affordable Care Act	HCR Agreement	Royalty and Sales Milestone Interest Acquisition Agreement
AI Technologies	Artificial intelligence, machine learning and certain automated decision-making technologies	HHS	Department of Health and Human Services
AMP	average manufacturer price	HIPAA	Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder
ANDA	abbreviated New Drug Application	HRSA	Health Resources and Services Administration
2024 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025	IBS-C	irritable bowel syndrome with constipation
API	active pharmaceutical ingredient	IND	Investigational New Drug
AstraZeneca	AstraZeneca AB	IRA	Inflation Reduction Act of 2022
ASU	Accounting Standards Update	IRB	institutional review board
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act	Jefferies	Jefferies, LLC
cGMP	current Good Manufacturing Practice	Kyowa Kirin	Kyowa Kirin Co., Ltd.
CKD	chronic kidney disease	Knight	Knight Therapeutics, Inc.
CME	Chicago Mercantile Exchange	MDRP	Medicaid Drug Rebate Program
CMO	contract manufacturing organization	METiS	METiS Therapeutics, Inc.
CMS	Centers for Medicare & Medicaid Services	MHLW	Ministry of Health, Labour and Welfare
CRO	contract research organization	MIPPA	Medicare Improvements for Patients and Providers Act
CODM	Chief Operating Decision Maker	OLC	Oxylanthanum Carbonate
Customers	collectively, major wholesalers, specialty pharmacies and GPOs (IBSRELA) and specialty wholesaler (XPHOZAH)	NCE	new chemical entity
DPF	EU-US Data Privacy Framework	NDA	New Drug Application
EEA	European Economic Area	NH3	sodium hydrogen exchange 3
ESPP	Employee Stock Purchase Plan	NMPA	National Medical Products Administration
ESRD	End-Stage Renal Disease	NOL	net operating loss
ESRD PPS	End-Stage Renal Disease Prospective Payment System	NMQF	National Minority Quality Forum
EU Patent Package	European Patent Package	Non-FAMP	Non-Federal Average Manufacturer Price
Exchange Act	the Securities Exchange Act of 1934, as amended	R&D	research and development
FASB	Financial Accounting Standards Board	REMS	Risk Evaluation and Mitigation Strategy
FDA	Food and Drug Administration	RSU	restricted stock units
FFDCA	Federal Food, Drug, and Cosmetic Act	SLR	SLR Investment Corp.
Fosun Pharma	Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd.	SEC	Securities and Exchange Commission
FSS	Federal Supply Schedule	SOFR	Secured Overnight Financing Rate
FTC	Federal Trade Commission	TDAPA	Transitional Drug Add-on Payment Adjustment
GAAP	generally accepted accounting principles	UPC	European Unified Patent Court
GCP	Good Clinical Practice	U.S.	United States
GDPR	European Union General Data Protection Regulation	USPTO	U.S. Patent and Trademark Office
GLP	Good Laboratory Practice	VA	Department of Veterans Affairs
GPO	group purchasing organization