Form 10-K
period 2025-12-31
ARDELYX, INC.
filed 2026-02-19
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2025, based on the last reported sales price of the Registrant’s common stock on the Nasdaq Global Market of $3.92 per share was $923,706,456.
The number of shares of Registrant’s Common Stock outstanding as of February 12, 2026, was 245,247,427.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of December 31, 2025, the close of the Registrant’s 2025 fiscal year, are incorporated by reference into Part III of this Report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, in this Annual Report on Form 10-K, the terms “Ardelyx,” “Company,” “we,” “us” and “our” refer to Ardelyx, Inc.
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
SUMMARY OF PRINCIPAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include the following:
•We have incurred losses in each year since our inception, and if we are unable to continue to increase revenue and/or, depending upon our pursuit of future business opportunities, we may not achieve expected cash flow positivity, and even if we do, we may not be able to sustain cash flow positivity quarter over quarter and year over year.
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
•XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is no longer available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS.
•Current and future healthcare reform legislation, regulation or action by the current administration may increase the difficulty and cost for us to commercialize our approved products and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.
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
The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our financial statements and the related notes, as well as in other documents that we file with the U.S. SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.
NOTE REGARDING TRADEMARKS
ARDELYX®, IBSRELA® and XPHOZAH® are trademarks of Ardelyx. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

ARDELYX, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2025

PART I
ITEM 1. BUSINESS
Overview
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative medicines that meet significant unmet medical needs. We currently market two therapies from the active ingredient tenapanor, a sodium/hydrogen exchanger (NHE3) inhibitor that was discovered and developed by Ardelyx. NHE3 is an antiporter expressed on the apical surface of the small and large intestines. Tenapanor is a minimally absorbed, first-in-class, oral, small molecule therapy.
Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation. We believe that IBSRELA can bring meaningful benefit to the approximately 13 million Americans who suffer from the symptoms of IBS-C, many of whom continue to experience symptoms despite intervention with other therapies. We are seeking to further expand the IBSRELA eligible patient population to include patients with chronic idiopathic constipation (CIC), and have initiated a Phase 3 clinical trial evaluating tenapanor in adult CIC patients.
Tenapanor, branded as XPHOZAH®, is approved in the U.S. to reduce serum phosphorus in adults with chronic kidney disease on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. We believe XPHOZAH can bring meaningful relief to adult chronic kidney disease patients on dialysis, the vast majority of whom have elevated levels of serum phosphorus and are unable to achieve target serum phosphorus levels with phosphate binders alone. Continually elevated levels of serum phosphorus can result in severe cardiovascular health complications.
In addition to commercializing IBSRELA and XPHOZAH, we are also developing a next-generation NHE3 inhibitor that we believe can have application across multiple therapeutic areas.
Refer to the Summary of Abbreviated Terms at the end of this Annual Report on Form 10-K for definitions of terms used throughout the document.
Strategy
We are committed to our mission of developing and commercializing innovative medicines that address unmet patient needs. Our principal strategy is to continue our commercial momentum with our current products while advancing and expanding a portfolio of important medicines for patients with unmet medical needs.
Our priorities include (i) driving significant IBSRELA growth, (ii) maintaining XPHOZAH commercial momentum, (iii) further advancing our pipeline and portfolio and (iv) maintaining a solid financial foundation to support our future growth.
We have incurred losses in each year since our inception in October 2007. We continue to incur commercialization, development and additional expenses related to our ongoing operations and pursuit of future business opportunities. We have historically funded our operations primarily from product sales, sales of our common stock, funds from our loan agreements with SLR, funds from our collaboration partnerships, as well as the sale of future royalties and commercialization milestones to HCR. We expect that we will increasingly rely on cash generated from our commercial operations to fund our operating plan while maintaining financial flexibility to source cash from future equity sales and debt financing.
Our Commercial Products
IBSRELA for IBS-C
IBSRELA is a first-in-class NHE3 inhibitor approved by the FDA for the treatment of IBS-C in adults. IBSRELA acts locally in the gut and is minimally absorbed. IBS-C is a gastrointestinal disorder characterized by both constipation and abdominal pain. IBS-C is associated with significantly impaired quality of life, reduced productivity and substantial economic burden. We recognized our first sales of IBSRELA in the U.S. in March 2022.
We deploy a market-responsive commercial strategy for IBSRELA and have a commercial organization highly experienced in commercializing novel therapies in specialty areas. The dynamics of the IBS-C market reflect an established patient base, limited number of competitors all confined to a single mechanism of action (secretagogues), concentrated number of prescribers who see a large number of IBS-C patients, and recognized unmet need. These dynamics enable a targeted promotional focus on IBS-C patients currently being managed by high-writing healthcare providers. Central to our commercial strategy for IBSRELA has been our highly experienced specialty sales force, many with existing relationships across their gastrointestinal target base, omnichannel digital initiatives and our patient services programs, including ArdelyxAssist, that support patient access to our therapies.
We believe competition for IBSRELA comes largely from prescription products indicated for IBS-C: branded products, Linzess (linaclotide) and Trulance (plecanatide), as well as generic lubiprostone.
In January 2026, we initiated ACCEL (ten-03-301), a Phase 3 clinical trial designed to assess the safety and efficacy of tenapanor for the treatment of CIC. Enrollment in ACCEL is expected throughout 2026, with topline data read out in the second half of 2027. CIC is characterized by difficult, infrequent or incomplete bowel movements, and is associated with significantly impaired quality of life, disrupted productivity and high healthcare-related costs and is estimated to affect more than 34 million Americans.
XPHOZAH for Hyperphosphatemia in CKD Patients on Dialysis
XPHOZAH was approved by the FDA in October 2023. XPHOZAH is a first-in-class phosphate absorption inhibitor approved in the U.S. to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. XPHOZAH has a differentiated mechanism of action and acts locally in the gut to inhibit NHE3. This results in the tightening of the epithelial cell junctions, thereby significantly reducing paracellular uptake of phosphate, the primary pathway of phosphate absorption. It is estimated that there are more than 550,000 adult patients with CKD on dialysis in the U.S. and approximately 80% of those patients are being treated with phosphate lowering therapies. In addition, approximately 70% of patients treated with phosphate binders to treat hyperphosphatemia were unable to consistently maintain phosphorous levels <=5.5 mg/dL over a six-month period. XPHOZAH is the first therapy for phosphate management that blocks phosphate absorption at the primary site of uptake. We recognized our first sales of XPHOZAH in the U.S. in December 2023.
We have a commercial organization highly experienced and knowledgeable of the nephrology market. The dynamics of the hyperphosphatemia market reflect an established patient base, limited number of competitors all confined to a single mechanism of action (phosphate binders), concentrated number of prescribers and significant unmet need. Central to our commercial strategy is our highly experienced specialty sales force, many with existing relationships across the nephrology target base, innovative omnichannel digital initiatives and our patient services programs, including ArdelyxAssist, that support patient access to our therapies.
On January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, became part of the ESRD Prospective Payment System and coverage for XPHOZAH and these other oral drugs under Medicare Part D was eliminated. We made the decision to preserve access to XPHOZAH for all appropriate patients. Although more patients had access to XPHOZAH and we increased the number of patients on treatment compared to 2024, the change in Medicare reimbursement coverage had a negative and material impact on our XPHOZAH revenue in 2025. Our strategy for XPHOZAH remains a targeted promotional focus on nephrology healthcare providers to preserve access for patients, regardless of insurance coverage, determined to be appropriate candidates for XPHOZAH by their healthcare provider.
XPHOZAH is indicated to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. The various types of phosphate binders commercialized in the U.S. include the following: Calcium acetate (several prescription brands, including PhosLo and Phoslyra); Lanthanum carbonate (Fosrenol); Sevelamer hydrochloride (Renagel); Sevelamer carbonate (Renvela); Sucroferric oxyhydroxide (Velphoro) and Ferric citrate (Auryxia). All of the listed phosphate binders are available as generics in the U.S., with the exception of Velphoro. Additionally, over-the-counter calcium carbonate, such as Tums and Caltrate, is also used to bind phosphorus.
In addition to the currently available phosphate binders, we are aware of at least four phosphate binders in development, including AP-301, developed by Alebund Pharmaceutical (Hong Kong) Limited; VS-505, developed by Vidasym; TS-172, developed by Taisho Pharmaceutical; and OLC, developed by Unicycive Therapeutics. Additionally, Alebund is developing AP-306, an inhibitor of phosphate transporters NaPi-2b, PiT-1, and PiT-2.
Our Commercial Strategy
We have established a high-quality commercial organization, with capabilities, including marketing, market access, patient services and sales designed to support our commercialization of IBSRELA and XPHOZAH. We have executed collaborations with established industry leaders to efficiently bring XPHOZAH and IBSRELA to patients in specific territories outside of the U.S. We continue to evaluate our strategy for the commercialization of IBSRELA and XPHOZAH in ex-U.S. territories.

Product Pipeline
Label Extension for IBSRELA to Treat Patients with CIC
In September 2025, we submitted an IND application to the FDA for IBSRELA to expand the IBSRELA eligible patient population to include patients with CIC. In January 2026, we initiated ACCEL (ten-03-301), a Phase 3 clinical trial designed to assess the safety and efficacy of tenapanor for the treatment of CIC. Enrollment in ACCEL is expected throughout 2026, with topline data read out in the second half of 2027. CIC is characterized by difficult, infrequent or incomplete bowel movements, and is associated with significantly impaired quality of life, disrupted productivity and high healthcare-related costs. CIC is estimated to affect more than 34 million Americans. Pending the outcome of the Phase 3 clinical trial, if successful, we intend to submit a supplemental NDA to the FDA for tenapanor for the CIC indication.
Discovery and Development Asset
In October 2025, we announced a development program for RDX10531. We believe RDX10531 is a next-generation NHE3 inhibitor with potential application across multiple therapeutic areas. We are currently conducting activities to support an IND submission to the FDA for RDX10531 in the second half of 2026.
Collaboration Partners
We have entered into collaboration agreements with third parties for the development and commercialization of tenapanor for certain indications in their respective territories. In exchange for granting the respective licenses, we receive upfront payments upon contract execution, are eligible to receive development and regulatory milestones upon achievement of respective events and are eligible to receive sales-based royalties and commercialization milestones. We also enter into supply agreements with our partners to supply drug substance or finished product for a fee.
We have an exclusive license agreement with Knight for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. IBSRELA was launched in Canada in March 2021. We supply IBSRELA drug product packaged for the Canadian market to Knight to satisfy Knight’s commercial needs.
We have an exclusive license agreement with Kyowa Kirin for the development, commercialization and distribution of tenapanor in Japan for cardiorenal indications. We supply tenapanor drug substance to satisfy Kyowa Kirin’s commercial needs. In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for CKD patients with hyperphosphatemia in Japan. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, the future royalties and commercialization milestone payments we may receive under the license, as amended, will be remitted to HCR pursuant to the HCR Agreement.
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
Corporate Financings
In January 2023, we entered into the 2023 Open Market Sales Agreement with Jefferies with respect to an “at-the-market offering” program, which was established under the Company’s shelf registration statement on Form S-3 and expired in January 2026. Under the 2023 Open Market Sales Agreement, we sold a total of 16.8 million shares of our common stock and received gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17. During the year ended December 31, 2025, we did not sell any shares under the 2023 Open Market Sales Agreement.
In November 2025, we filed an automatic shelf registration statement on Form S-3ASR, which became effective upon filing, containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of our common stock, preferred stock, debt securities, warrants and/or units; and (ii) a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold from time to time, under the 2025 Open Market Sales Agreement, deemed to be “at-the-market offerings.” Pursuant to the 2025 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to three percent of the gross sales price for shares of our common stock sold under the 2025 Open Market Sales Agreement. As of December 31, 2025, there have been no sales of our common stock under the 2025 Open Market Sales Agreement.
We have a loan and security agreement (as amended, the 2022 Loan Agreement) with SLR. The 2022 Loan Agreement provides a total of $300.0 million, of which $200.0 million has been drawn and is outstanding as of December 31, 2025, including $50.0 million of the Term E Loan drawn during the 2025 second quarter.
As of December 31, 2025, we had cash, cash equivalents and short-term investments totaling $264.7 million, an increase of $14.6 million, or 5.8%, from our cash position as of December 31, 2024.
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
Tenapanor Patents
Our tenapanor patent portfolio includes seven issued U.S. patents, three issued patents in each of Israel and Mexico, two issued patents in each of the European Patent Organization, Japan, Korea and Hong Kong and one issued patent in each of the following territories: Australia, Brazil, China and India. These issued patents cover the composition and certain methods of using tenapanor, are wholly owned by us, and are predicted, without extension or adjustment, to expire in December 2029. The term of U.S. patent no. 8,541,448, which claims the composition of matter of tenapanor, was extended under the Hatch-Waxman Act to August 1, 2033. The portfolio further includes patents covering the use of tenapanor for controlling serum phosphorus that are wholly owned by us and have been issued in the U.S., Europe, Japan, China, Australia, Gulf Co-op countries, Hong Kong, Israel, Korea, Macao, Mexico, New Zealand, Russia, South Africa and Taiwan and are pending in other countries. These patents are predicted, without extension or adjustment, to expire in April 2034. On January 22, 2026, we received an Issue Notification from the USPTO indicating the issuance of U.S. Patent No. 12,539,299. The patent relates to the formulation of tenapanor and covers the commercial formulations of IBSRELA and XPHOZAH and has an expiration date of November 26, 2042.
Additional U.S. and international patent applications are pending covering additional methods of treatment with tenapanor, and composition of matter and methods of using compounds that we believe may be follow on compounds to tenapanor.
Manufacturing
To date, we have relied upon third-party CMOs to manufacture both the API and final drug product dosage forms of our commercial products, as well as our clinical trial material, and we expect that we will continue to rely upon CMOs for the manufacture of commercial product for IBSRELA, commercial product for XPHOZAH and clinical trial materials. Our license agreements with Knight and Fosun Pharma currently require us to supply final drug product dosage forms of tenapanor for their use in the development and commercialization of tenapanor in each of their respective territories. We are further obligated to supply API to Kyowa Kirin to support their development and commercialization of tenapanor in Japan. We expect that we will continue to use CMOs to satisfy our supply obligations to our collaboration partners.
Government Regulation
The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our products and product candidates.
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
The process required by the FDA before a drug may be marketed in the U.S. generally involves:
•completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, some performed in accordance with the FDA’s current GLP regulations;
•submission to the FDA of an IND application which must become effective before human clinical trials in the U.S. may begin;
•approval by an independent IRB or ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with GCP regulations to establish the safety and efficacy of the drug candidate for each proposed indication;
•submission to the FDA of an NDA for marketing approval of the new drug;
•determination by the FDA within 60 days of its receipt of an NDA to accept and file the NDA for review;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations;
•satisfactory completion of a potential FDA audit of the non-clinical and/or clinical trial sites that generated the data in support of the NDA;

•satisfactory completion of a potential review by an FDA advisory committee, if applicable; and
•payment of applicable user fees and FDA review and approval of the NDA prior to any commercial marketing, sale or commercial shipment of the drug.
The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any product candidates that we may seek to advance, or any approvals for label expansions for existing marketed products that we may seek to obtain, will be granted on a timely basis, if at all. Nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Additional preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions relating to the IND and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.
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
An independent IRB or ethics committee for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements, including the requirements for informed consent.
All clinical research to be performed in the U.S. in support of an NDA must be reviewed in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may still submit data from the clinical trial in support of an NDA as long as the clinical trial is conducted in compliance with GCP and if the FDA is able to validate the data from the study through an onsite inspection, if necessary. GCP includes, among other things, review and approval by an independent ethics committee, such as an IRB, and obtaining and documenting the freely given informed consent of each subject before study initiation. If the applicant seeks approval of an NDA solely on the basis of foreign data, the FDA will only accept such data if they are applicable to the U.S. population and U.S. medical practice, the studies have been performed by clinical investigators of recognized competence, and the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or through other appropriate means.
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
After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, if deemed necessary, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a REMS if it determines that a REMS is necessary to ensure that the drug’s benefits outweigh its risks, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-market programs. Once the FDA approves an NDA, or any supplement thereto, the FDA may withdraw the approval if ongoing regulatory requirements are not met or if safety problems are identified after the drug reaches the market.
Drugs may be marketed only for the FDA-approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials. There can be no assurances that the FDA will approve any requested changes in indications, labeling or manufacturing processes or facilities.
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
Ongoing Regulatory Requirements
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
Hatch-Waxman Act
Under the Price Competition and Patent Term Restoration Act, or Hatch-Waxman Act, Section 505 of the FFDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or on published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent that claims the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Additional patents issued after NDA approval may be added to the Orange Book.

Once a product and any applicable patents are listed in the Orange Book, it can be referenced by potential competitors seeking approval of a follow-on version of the drug in either an ANDA or 505(b)(2) NDA. Upon submission of an ANDA or a 505(b)(2) NDA, the applicant must certify to the FDA, with respect to each patent listed in the Orange Book for the reference drug, that (1) no patent information has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, known as a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the applicable listed patents claiming the referenced product have expired.
If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must send notice of the Paragraph IV certification to the NDA holder and patent owners once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. If the NDA holder or the patent owner(s) bring such patent infringement lawsuit within 45 days of the ANDA or 505(b)(2) NDA applicant’s Paragraph IV certification notice, the FDA may not approve that application until 30 months from the receipt of the notice of the Paragraph IV certification or such shorter or longer period as may be ordered by a court, or if applicable, the date the infringement case concerning each such patent is favorably decided or settled in the applicant’s favor. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a Paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.
The Hatch-Waxman Act establishes periods of regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) NDA that relies on the reference drug. For example, the holder of an NDA, including a 505(b)(2) NDA, may obtain five years of exclusivity upon approval of a new drug containing an NCE that has not been previously approved by the FDA. A drug is an NCE if the FDA has not previously approved any other drug containing the same active moiety, which is the molecule or ion responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the NCE active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a Paragraph IV certification of patent invalidity or non-infringement.
The Hatch-Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical investigations (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the specific condition of the new drug’s approval. As a general matter, the three-year exclusivity does not prohibit the FDA from approving ANDAs or NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full 505(b)(1) NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.
Fraud and Abuse Laws
In the U.S. the research, manufacturing, distribution, sale and promotion of drug products and medical devices are subject to regulation by various federal, state and local authorities in addition to the FDA, including CMS and other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state Attorneys General, and other state and local government agencies. These laws include, but are not limited to, the Anti-Kickback Statute, the federal False Claims Act, the federal Physician Payments Sunshine Act and other state and federal laws and regulations.
The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term remuneration has been interpreted broadly to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we do not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act.
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
Additionally, under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that is intended to cover all items and services CMS has determined are routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain drugs required for treatment of ESRD patients on dialysis. On January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, became part of the ESRD PPS and coverage for XPHOZAH and these other oral drugs under Medicare Part D was eliminated. We made the decision to preserve access to XPHOZAH for all appropriate patients. Although more patients had access to XPHOZAH and we increased the number of patients on treatment compared to 2024, the change in Medicare reimbursement coverage had a negative and material impact on our XPHOZAH revenue in 2025. Our strategy for XPHOZAH remains a targeted promotional focus on nephrology healthcare providers to preserve access for patients, regardless of insurance coverage, determined to be appropriate candidates for XPHOZAH by their healthcare provider.
Healthcare Reform
In the U.S. and some foreign jurisdictions, there have been and continue to be ongoing efforts to implement legislative and regulatory changes regarding the healthcare system at the federal and state level, including with respect to the containment of healthcare costs. The significant interest by federal and state legislatures, as well as by foreign governments, in the adoption of drug price controls and other cost-containment measures, in addition to adoption of more restrictive policies in jurisdictions with existing controls and measures, could place additional downward pressure on the prices we or our collaborators may receive for our products and future product candidates, if approved, and may adversely affect our ability to achieve or maintain profitability.
For example, the ACA, enacted in 2010, substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that may affect our business, including those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate Program, expansion of the Public Health Service Act’s 340B drug pricing program, or 340B program, and fraud and abuse measures. These changes have impacted existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. There have been ongoing changes to the implementation of the ACA since its adoption. For example, the availability of enhanced premium tax credits and other subsidies under the ACA expired as of December 31, 2025, and absent legislative action to reinstate or replace them, many individuals may experience higher out-of-pocket premium costs. These changes could result in an increase in uninsured or underinsured patients, which could negatively affect patients’ ability or willingness to start or continue treatment with our products or future product candidates, if successfully developed and approved, or may otherwise increase prescription abandonment rates or place greater pressure on drug pricing generally.
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These laws, among other things, included aggregate reductions of Medicare payments to providers that will remain in effect through 2032, unless additional Congressional action is taken, additional specific reductions in Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP.
There has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2022, the IRA was signed into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program, and imposes requirements for recipients to work and/or participate in qualifying activities in order to receive Medicaid benefits. Such reductions and requirements are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect sales of our products.
The current administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how these proposals will be implemented, the current administration’s policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our products. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the current administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as GLOBE and GUARD. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the GLOBE and GUARD proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.
Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution.
These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products.
Government Price Reporting
Medicaid is a joint federal and state program for low-income and disabled beneficiaries. Medicare is a federal program covering individuals age 65 and over as well as those with certain disabilities. As a condition of having federal funds being made available for our covered outpatient drugs under Medicaid, we have enrolled in the MDRP, which requires us to pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by a state Medicaid program. Medicaid drug rebates are based on pricing data that we must report on a monthly and quarterly basis to the U.S. CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the AMP and the best price for each drug. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. Manufacturers who fail to provide information timely or are found to have knowingly submitted false information to the government may be subject to civil monetary penalties and other sanctions, including termination from the MDRP.
Federal law requires that a manufacturer that participates in the MDRP also participate in the 340B program in order for federal funds to be available for the manufacturer’s covered outpatient drugs under Medicaid and Medicare Part B. We participate in the 340B program, which is administered by HRSA, and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs.
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
Human Capital
The future success of our company depends on our ability to attract, retain and further develop top talent. As we continually expand our organization to support our current and future growth opportunities, we have remained steadfastly committed to our values, including our goal to develop and maintain a professional, respectful and collaborative workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits.
At December 31, 2025, we had 489 full-time employees, 93 of whom were engaged directly in research, development and manufacturing, 305 in sales and marketing and 91 in general and administrative activities. During 2025, our employee base increased by 94, or approximately 24%.
Workforce Culture and Composition
Our culture is supported by an unwavering commitment to maintaining a professional, respectful and collaborative work environment that supports engagement and performance. As of December 31, 2025, approximately 63% of our workforce was female; 38% of our executive leadership team was female and 54% of our employees in managerial roles were female. As of

December 31, 2025, employees who self-identified as members of underrepresented groups represented 35% of our workforce and 37% of our employees in managerial roles. We strive to foster a culture where mutual respect, accountability, integrity and dignity are core to our individual expectations.
We believe that fostering an environment in which employees feel respected and supported enhances productivity, innovation and long-term organizational success.
Core Values
Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values reflect who we are and the way our employees interact with one another, our partners and our stockholders. We are committed to our core values, recognizing that they will foster an environment where we will be able to realize our vision of advancing patient care. We are Passionate, aware that with integrity and determination, we make a difference for patients. We are Fearless, aware that by challenging convention, we truly innovate. We are Dedicated, aware that working tirelessly together, we are greater than the sum of our parts. We are Inclusive, aware that with respect, grace and humor, we are family. We encourage our employees to live out our core values and believe they help our culture stay strong and unique.
Health, Safety and Well-being
The health, safety and well-being of our employees are priorities in which we have always invested and will continue to do so. We offer hybrid and remote working opportunities for our team members employed in areas within the organization where such flexible work options are possible. We will continue to adopt and align our policies to focus on the health, safety and wellness of our employees, and the needs of our business.
Compensation and Benefits
We recognize that we operate within an industry where there is significant competition for top talent, and we endeavor to provide not only a strong healthy culture, but also important compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs include annual bonuses, quarterly incentives for our field based teams, stock awards, an Employee Stock Purchase Plan, 401(k) with company match contribution, healthcare and insurance benefits, health savings (funded by the Company) and flexible spending accounts, family leave, family care resources, and flexible work schedules, among many others.
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
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available on our website, www.ardelyx.com, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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
Risks Related to our Financial Condition and Capital Requirements
We have incurred losses in each year since our inception, and if we are unable to continue to increase revenue and/or, depending upon our pursuit of future business opportunities, we may not achieve expected cash flow positivity, and even if we do, we may not be able to sustain cash flow positivity quarter over quarter and year over year.
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
We have incurred losses in each year since our inception in October 2007. We continue to incur commercialization, development and additional expenses related to our ongoing operations and pursuit of future business opportunities. As of December 31, 2025, we had an accumulated deficit of $946.9 million. Our prior losses, combined with any future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
If we are unable to continue to increase revenue for IBSRELA and XPHOZAH, and/or if we elect to pursue future business opportunities to strengthen our pipeline, we may not achieve expected cash flow positivity, and even if we do, we may not be able to sustain cash flow positivity quarter over quarter and year over year.
Our ability to achieve and sustain cash flow positivity quarter over quarter and year over year depends heavily on our ability to successfully commercialize IBSRELA and XPHOZAH and on the decisions we may make to expand our pipeline through internal investment and/or acquiring external assets. In addition, our cash flow positivity may be impacted by the costs of our ongoing development efforts, including our Phase 3 clinical trial evaluating tenapanor in CIC and our RDX10531 development program.
Our ability to successfully commercialize IBSRELA and XPHOZAH and continue to grow revenue received for both products depends on many factors, including but not limited to:
•maintaining sufficient market acceptance of IBSRELA as a viable treatment option for IBS-C;
•obtaining market acceptance of XPHOZAH;
•the extent to which access to XPHOZAH is impacted by the elimination of Medicare Part D coverage for XPHOZAH, which occurred on January 1, 2025, and the extent to which this change will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage;
•the extent to which the elimination of separate payment for XPHOZAH for Medicare beneficiaries under Medicare Part D will influence the payment decisions of other payors and the extent to which payment for XPHOZAH will continue to be made as a pharmacy benefit for non-Medicare patients;
•our ability to obtain an adequate level of coverage and reimbursement for IBSRELA by third-party payors;
•the extent to which the actions of the current administration may result in downward pressure on the price that we receive for IBSRELA and XPHOZAH;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide an adequate (in amount and quality) supply of product to support the market demand for IBSRELA and XPHOZAH;
•addressing any competing technological and market developments, including competing therapies that currently exist or that could be successfully developed and approved;

•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how, and our ability to develop, manufacture and commercialize our product candidates and products without infringing intellectual property rights of others; and
•attracting, hiring, and retaining qualified personnel.
With respect to our commercialization of IBSRELA and XPHOZAH, our revenue, and therefore, our ability to achieve and sustain cash flow positivity will be dependent, in part, upon the size of the markets in the U.S., the label for which approval was granted, accepted price for the product, and the ability to secure and maintain adequate reimbursement. On January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, became part of the ESRD PPS and coverage for XPHOZAH and these other oral drugs under Medicare Part D was eliminated. The inclusion of XPHOZAH in the ESRD PPS creates additional uncertainty as to the commercial opportunity for XPHOZAH. See “—XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is no longer available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS” below.
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
We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with our efforts to commercialize IBSRELA and XPHOZAH; conducting pediatric clinical trials for IBSRELA; our ongoing efforts to evaluate and seek approval of tenapanor for the treatment of CIC, including our ongoing Phase 3 clinical trial in this indication; manufacturing for IBSRELA and XPHOZAH; investments to build a pipeline; and research and development related to potential new product candidates, including development costs related to RDX10531, a next-generation sodium/hydrogen exchanger 3 (NHE3) inhibitor. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to delay or limit our development of potential new products, or our pursuit of future business opportunities. Our future funding requirements will depend on many factors, including, but not limited to:
•the extent to which we are able to continue to generate and increase product revenue from sales of IBSRELA and XPHOZAH;
•the extent to which access to XPHOZAH is impacted by the elimination of Medicare Part D coverage for XPHOZAH, which occurred on January 1, 2025, and the extent to which this change will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage;
•the extent to which the elimination of separate payment for XPHOZAH for Medicare beneficiaries under Medicare Part D will influence the payment decisions of other payors and the extent to which payment for XPHOZAH will continue to be made as a pharmacy benefit for non-Medicare patients;
•the extent to which the actions of the current administration may result in downward pressure on the price that we receive for IBSRELA and XPHOZAH;

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
•the cash requirements for our ongoing efforts to evaluate and seek approval of tenapanor for the treatment of CIC, including our ongoing Phase 3 clinical trial in this indication;
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
•the extent to which the actions of the current administration may result in downward pressure on the price that we receive for IBSRELA;
•the size of the treatable patient population;
•our ability to successfully expand the IBSRELA eligible patient population, including with respect to our ongoing efforts to evaluate and seek approval of tenapanor for the treatment of CIC;
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
The amount of potential revenue we may achieve from the commercialization of IBSRELA is subject to these and other factors, and may be unpredictable from quarter-to-quarter. If the number of patients in the market for IBSRELA or the price that the market can bear is not as significant as we estimate, if we are not able to continue to secure and maintain physician and patient acceptance of IBSRELA or adequate coverage and reimbursement for IBSRELA, or if we are not successful in our efforts to develop and obtain regulatory approval for IBSRELA for CIC patients in the time frame we expect, or at all, we may not generate sufficient revenue from sales of IBSRELA to achieve our business goals. Any failure of IBSRELA to maintain market acceptance, continue to increase market share, obtain and maintain sufficient third-party coverage or reimbursement, or achieve commercial success would adversely affect our results of operations.
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
We began selling XPHOZAH in the U.S. in November 2023. The overall commercial success of XPHOZAH will depend on a number of factors, including the following:
•the extent to which access to XPHOZAH is impacted by the elimination of Medicare Part D coverage for XPHOZAH, which occurred on January 1, 2025, and the extent to which this change will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage;
•the extent to which the elimination of separate payment for XPHOZAH for Medicare beneficiaries under Medicare Part D will influence the payment decisions of other payors and the extent to which payment for XPHOZAH will continue to be made as a pharmacy benefit for non-Medicare patients;
•the extent to which the actions of the current administration may result in downward pressure on the price that we receive for XPHOZAH;
•the ability of the third-party manufacturers we contract with to provide an adequate (in amount and quality) supply of product to support the market demand for XPHOZAH;
•whether or not the content and breadth of the label that has been approved by the FDA for XPHOZAH will materially and adversely impact our ability to commercialize the product for the approved indication;
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
There is no guarantee that we will achieve sufficient market acceptance for XPHOZAH, or that we will be able to secure and maintain adequate coverage and reimbursement for XPHOZAH, or generate sufficient revenue from product sales of XPHOZAH. The inclusion of XPHOZAH in the ESRD PPS creates additional uncertainty as to the commercial opportunity for XPHOZAH. See “—XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is no longer available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS” below.
XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is no longer available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS.
In January 2011, CMS, an agency within the United States Department of Health and Human Services responsible for administering the Medicare program, implemented the ESRD PPS, a new PPS for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain drugs defined by CMS to be part of the renal dialysis service. CMS included XPHOZAH in the ESRD PPS, effective January 1, 2025, eliminating coverage for XPHOZAH for Medicare beneficiaries under Medicare Part D. The change in Medicare reimbursement coverage had a negative and material impact on our XPHOZAH revenue in 2025. We anticipate the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS.
The extent to which the inclusion of XPHOZAH in the ESRD PPS will continue to materially and adversely impact our XPHOZAH business is dependent on the following:
•the extent to which this change will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage; and
•the extent to which the elimination of separate payment for XPHOZAH for Medicare beneficiaries under Medicare Part D will influence the payment decisions of other payors and the extent to which payment for XPHOZAH will continue to be made as a pharmacy benefit for non-Medicare patients.
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
The pricing, coverage and reimbursement of IBSRELA and XPHOZAH must be adequate to support a commercial infrastructure. The availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford treatments. Sales of IBSRELA and XPHOZAH will depend substantially, both domestically and abroad, on the extent to which the costs of the product will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, we, or our collaboration partners, may not be able to successfully commercialize IBSRELA or XPHOZAH. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.
In the U.S., CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. On January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, became part of the ESRD PPS and coverage for XPHOZAH and these other oral drugs under Medicare Part D was eliminated. See “—XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is no longer available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS” above.
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
The facilities used by our CMOs to manufacture our drug supply are subject to inspection by the FDA. Our ability to control the manufacturing process of our product candidates is limited to the contractual requirements and obligations we impose on our CMOs. Although they are contractually required to do so, we are completely dependent on our CMOs for compliance with the regulatory requirements, known as cGMP requirements, for manufacture of both active drug substances and finished drug products.
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
We may rely on foreign CROs and CMOs, which may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.
Our future business prospects may depend on our ability, alone or through our current or future collaborations, to successfully develop, gain regulatory approval of and commercialize our current and future product candidates.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, including new uses for currently approved products, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. The drug development process, including obtaining regulatory approval for a product, is a long, expensive and uncertain process, involving a high degree of risk. We cannot be certain that we will be able to complete ongoing clinical trials or to announce results of such trials with respect to any of our product candidates, on the timelines we expect or at all, or that the results of our clinical trials or other activities under our development programs will be positive. We cannot be certain that we will be able to advance such product candidates into additional trials or to successfully develop, obtain regulatory approval for, or successfully commercialize any of our product candidates, if approved.
For example, in October 2025, we announced the initiation of a development program for RDX10531, a next-generation NHE3 inhibitor with potential application across multiple therapeutic areas. In January 2026, we initiated ACCEL (ten-03-301), a Phase 3 clinical trial designed to assess the safety and efficacy of tenapanor for the treatment of CIC. Enrollment in ACCEL is expected throughout 2026, with topline data read out in the second half of 2027. We may not be able to demonstrate the efficacy and safety of these or any future product candidates, or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions of our product candidates. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all. The FDA or other regulatory authorities may not agree with our interpretation of the results of clinical trials or non-clinical studies. Other decisions or actions of the FDA or other regulatory authorities may affect our plans, progress, results, timing or next steps, including whether to proceed with further development. Some or all of our current or future non-clinical studies or clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results, resulting in delays to or discontinuation of certain development efforts and/or additional expense.
In the conduct of clinical trials, we could encounter delays in our development if any clinical trials are suspended or terminated by us, by the IRBs of the institutions in which the trial is being conducted, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.
Our ongoing and planned development activities may be negatively impacted by a number of factors. Widespread healthcare and vendor staffing shortages and increased competition for patients and clinical sites may make it difficult to enroll patients in our non-clinical studies and/or clinical trials and/or identify and activate participating clinical sites for our trials, may cause other delays at clinical trial sites and/or vendors, and may increase the rates of patients withdrawing from our clinical trials following enrollment. Some clinical sites may decline or delay participation in our trials due to capacity and resource constraints. These or other factors may substantially slow clinical site identification and activation and enrollment in our clinical trials, or cause us to pause trials, which may, in each case, significantly impact our ability to meet our expected timelines, budgets, or other plans.
Identifying and qualifying patients to participate in any clinical trials is critical to the success of the clinical trials. The timing of any future clinical trials that we may determine to conduct will depend, in part, on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in our clinical studies because of concerns about adverse events observed with the current standard of care, competitor products and/or other investigational agents, in each case for the same indications and/or similar patient populations. In addition, patients currently receiving treatment with the current standard of care or a competitor product may be reluctant to participate in a clinical trial with an investigational drug, or our inclusion and exclusion criteria for our clinical trials may present challenges in identifying acceptable patients. As a result, the timeline for recruiting patients and conducting clinical trials may be delayed. These delays could result in increased costs, delays in advancing our development of the program or termination of the clinical studies altogether. Any of these occurrences may significantly harm our business, financial condition and prospects.
In addition, limitations or modifications to study procedures, study visits or data collection, restrictions on key clinical trial activities such as monitoring or auditing, or other restrictions that may affect data analysis activities may require additional assessment and evaluation from IRBs, negatively impact the integrity or completeness of our trial data, the powering of a trial, the integrity or relevance of clinical study endpoints, or impact the timing of availability of results. Any of these factors could delay or increase the expense of our ongoing or future development programs.
The drug development process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if we have the requisite financial resources, when needed, to continue to fund our development efforts, our current or future product candidates may never be successfully developed or commercialized. Even if we conduct the trials required by the FDA, the FDA may ultimately decide that the design, number and type of trials, number of patients studied or results, even if positive, are not sufficient to file for or gain regulatory approval of any of our product candidates in the indications we study, or do not support the safety or efficacy or our intended profile for the product. Any of these negative outcomes could materially impact our ongoing or future development programs and adversely affect our business, results of operations, financial condition and prospects and could lead us to make significant further changes to the scope and nature of our development efforts.
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
Our manufacturing and commercial supply agreements with our CMOs, including our single source CMOs, contain or are likely to contain pricing provisions that are subject to adjustment based on factors outside of our control, including changes in market prices. Substantial increases in the prices for necessary materials and equipment, whether due to supply chain or logistics issues, tariffs or due to inflation, would increase our operating costs and could reduce our margins. Any attempts to increase the announced or expected prices of IBSRELA and/or XPHOZAH in response to increased costs could be viewed negatively by the public and could adversely affect our business, prospects, financial condition, and results of operations.
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
An inability to continue to source product from any of these CMOs, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a CMO, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our products, which could adversely and materially affect our product sales and operating results, which could significantly harm our business. Furthermore, qualifying alternate suppliers or developing our own manufacturing capability for certain highly customized stages of our manufacturing process would be time consuming and costly. Furthermore, any new CMO would need to complete validation batches and be approved by regulatory authorities as our manufacturer, including passing any required inspections, before we would be able to utilize the drug product or drug substance they manufacture for commercial purposes, which could result in significant costs and delays in product availability. There can be no assurance that our business, financial condition and results of operations will not be materially and adversely affected by supply chain disruptions. Any disruption in the supply chain, whether or not from a single source CMO, could temporarily disrupt production of our drug supply until an alternative supplier is fully qualified by us or until such CMO is able to perform. There can be no assurance that we would be able to successfully retain an alternative CMO on a timely basis, on acceptable terms, or at all. Changes in business conditions, force majeure, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our CMOs’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.
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
Competition for IBSRELA largely comes from three prescription products marketed for certain patients with IBS-C that we are aware of, including Linzess (linaclotide), Amitiza (lubiprostone) and Trulance (plecanatide). Generic lubiprostone is also available in the U.S. Additionally, over-the-counter products not indicated for IBS-C are commonly used to treat the constipation component of IBS-C, alone and in combination with the IBS-C-indicated prescription therapies. In addition, if successfully developed and approved for the treatment of CIC, we believe IBSRELA will also face competition from branded products Linzess (linaclotide) and Trulance (plecanatide) as well as generic lubiprostone and prucalopride.
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
In addition to the currently available phosphate binders, we are aware of at least four phosphate binders in development, including AP-301, developed by Alebund Pharmaceutical (Hong Kong) Limited and currently in Phase 3; VS-505, developed by Vidasym and currently in clinical development; TS-172, developed by Taisho Pharmaceutical and currently in Phase 3; and OLC, developed by Unicycive Therapeutics, which has resubmitted its NDA to the FDA for approval via the 505(b)(2) pathway. Additionally, Alebund is developing AP-306, an inhibitor of phosphate transporters NaPi-2b, PiT-1, and PiT-2, thus far studied in a Phase 2 clinical trial.
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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and our commercialization of IBSRELA and XPHOZAH. For example, we may be sued if any product we develop and/or commercialize allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
A number of states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, in Europe, we may be subject to the European Union General Data Protection Regulation (EU GDPR) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the UK GDPR) (the EU GDPR and UK GDPR together referred to as the GDPR). The GDPR imposes strict requirements for processing the personal data of individuals within the EEA and UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million/£17.5 million or four percent of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the U.S. and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
We and our collaborators, CROs, and other contractors and consultants collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we and our collaborators, CROs and other contractors and consultants collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, clinical trial data and personal information (collectively, Confidential Information). It is critical that we and our collaborators, CROs and other contractors and consultants do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of Confidential Information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors may or could have access to our Confidential Information.
Our information technology systems and infrastructure, and those of our current and any future collaborators, CROs, contractors and consultants and other third parties on which we rely, are vulnerable to attack, damage and interruption from diverse threat vectors, such as computer viruses, malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, phishing attacks and other social engineering schemes, attachments to emails, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. The risk of a security breach or disruption or data loss, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access Confidential Information increases the risk of data security breaches, which could lead to the loss of Confidential Information or other intellectual property. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques, including artificial intelligence, that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. Additionally, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. There can also be no assurance that our and our collaborators’, CROs’, CMOs, contractors’, consultants’ and other service providers’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. We do not believe that we have experienced any significant system failure, accident or security breach to date, but if such an event were to occur and cause interruptions in our operations, it could result in a material disruption to our business. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable. Moreover, if a computer security breach affects our systems or those of our collaborators, CROs or other contractors, or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs, which could materially adversely affect our business, results of operations and financial condition. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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
We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the U.S. and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin for commercialization of tenapanor for hyperphosphatemia in Japan; with Fosun Pharma for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; in Canada with Knight for commercialization of tenapanor for IBS-C and hyperphosphatemia; and with METiS for the development and commercialization of a portfolio of TGR5 agonist compounds for all therapeutic areas. While we may pursue future collaborations, we face significant competition in seeking appropriate collaboration partners, and the process to identify an appropriate partner and negotiate appropriate terms is time-consuming and complex. Delays in identifying suitable additional collaboration partners and entering into agreements to commercialize our products in ex-U.S. territories and/or develop our product candidates will delay commercialization thereof, which may reduce their competitiveness even if they reach the market. In addition, current or future collaborations or partnerships with ex-U.S. parties and the expected benefits therefrom could be materially and adversely impacted by current or future healthcare reform legislation and initiatives (including evolving “most favored nation” pricing proposals) that may require U.S. pricing for our products to be tied to, or otherwise impacted by, ex-U.S. prices obtained by collaborators or partners. There is no guarantee that our current collaboration partnerships or any such arrangements we enter into in the future will be successful, or that any collaboration partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.
We will rely on third parties to conduct all of our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for additional products or commercialize our product candidates.
We do not have the ability to independently conduct nonclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct our nonclinical studies and our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties are required to comply with current GLPs for nonclinical studies and GCPs for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our products in nonclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which could add additional costs and could delay the regulatory approval process.
Our CMOs manufacture tenapanor API outside of the U.S. Our collaboration partners outside of the U.S. have sought and obtained and may continue to seek and obtain approval to commercialize tenapanor outside of the U.S., and as a result, a variety of risks associated with international operations could materially adversely affect our business.
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
•changes in laws or policies governing the terms of foreign trade, and in particular, increased trade restrictions, tariffs or taxes on imports or exports from or to countries where we manufacture or sell, or our partners sell, our products to may affect the prices of and demand for our products;
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
We currently rely on both U.S. and foreign third-party manufacturers. The U.S. government and persons involved in the current administration have made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, and the availability and cost of alternative sources of supply of materials we purchase from companies in other countries targeted with tariffs.
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
Our business involves the use of hazardous materials and we and third parties with whom we contract must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
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
We or the third parties upon whom we depend may be adversely affected by natural disasters, severe weather, public health emergencies and other catastrophic events, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Events outside of our control, including natural disasters, severe or inclement weather (such as extreme snow and ice, extreme heat, tornados and flooding), public health emergencies, power outages, cyber or telecommunications disruptions, transportation incidents or other catastrophic events, could severely disrupt our operations and have a material adverse effect on our business, operating results, prospects or financial condition. Such events could disrupt our sales efforts, ongoing clinical trials and/or other operations by damaging or limiting access to critical infrastructure and facilities, including those operated by third parties on whom we rely, such as contract research organizations, contract manufacturing organizations, suppliers, specialty pharmacies and logistics and distribution providers, or by restricting travel, staffing availability or site access. If any such event prevents or materially impairs our ability, or the ability of these third parties, to manufacture or ship product or product candidates, conduct clinical trial activities, perform quality testing and release, or otherwise operate in the ordinary course, it may be difficult or, in certain cases, impossible for us to continue our business as currently planned.
In addition, the shipment of product and product candidates, active pharmaceutical ingredients and other materials may be delayed, diverted or disrupted by severe weather or other events in any location where our third-party service providers operate or through which shipments must travel, including as a result of extreme snow or ice, extreme heat, tornados, flooding, transportation accidents or carrier interruptions. These disruptions could result in missed or delayed patient deliveries, delayed site resupply, inventory constraints, product loss or spoilage (including due to temperature excursions), increased shipping and handling costs, and delays in manufacturing, release or crucial business timelines, any of which could materially impact our sales, financial results, patient fulfillment efforts and reputation.
The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event, including because we may not have sufficient redundancies, alternative suppliers, alternative distribution channels, backup manufacturing capacity or additional inventory to mitigate the impact of such disruptions. We may incur substantial expenses in connection with responding to and recovering from these events, and any of the foregoing could have a material adverse effect on our business, operating results, prospects or financial condition.
Risks Related to Government Regulation
Current and future healthcare reform legislation, regulation or action by the current administration may increase the difficulty and cost for us to commercialize our approved products and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.
In the U.S. and some foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post approval activities with respect to our approved products and affect our ability to profitably sell our products.
In the U.S., the ACA was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations and established annual fees and taxes on manufacturers of certain branded prescription drugs. Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges. For example, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. There have also been ongoing changes to the implementation of the ACA since its adoption. For example, the availability of enhanced premium tax credits and other subsidies under the ACA expired as of December 31, 2025, and absent legislative action to reinstate or replace them, many individuals may experience higher out-of-pocket premium costs. These changes could result in an increase in uninsured or underinsured patients, which could negatively affect patients’ ability or willingness to start or continue treatment with our products or future product candidates, if successfully developed and approved, or may otherwise increase prescription abandonment rates or place greater downward pressure on drug pricing generally.
Moreover, on January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, became part of the ESRD PPS and coverage under Medicare Part D was eliminated. See “—XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is no longer available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS” above.
Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. These laws, among other things, included aggregate reductions of Medicare payments to providers that will remain in effect through 2032, unless additional action is taken by Congress, additional specific reductions in Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP.
There has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2022, the IRA was signed into law in August 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of our partner’s products or of any product candidate that we commercialize.
The current administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how these proposals will be implemented, the current administration’s policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for IBSRELA and XPHOZAH. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the current administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as GLOBE and GUARD. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the GLOBE and GUARD proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
Additionally, individual states have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution.
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
The ability of the FDA to review and process regulatory submissions can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. For example, over the last several years, the U.S. government has shut down several times, including the most recent U.S. government shutdown which began on October 1, 2025 and ended on November 12, 2025, and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and suspend certain activities.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs or continues, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We and our CMOs are subject to significant regulation with respect to manufacturing IBSRELA and XPHOZAH. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.
All entities involved in the preparation of product for commercial sale, or product candidates for clinical trials, including our existing CMOs, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP regulations. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our products or product candidates that may not be detectable in final product testing. We or our CMOs must supply all necessary documentation in support of an NDA or comparable regulatory filing on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection programs. In addition, before approving an NDA, the facilities and quality systems of some, or all, of the relevant CMOs must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. The FDA will not approve a product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the manufacture of our product or the associated quality systems for compliance with the regulations applicable to the activities being conducted. We enter into quality agreements with our CMOs, pursuant to which we expect our CMOs to comply with cGMPs and applicable regulatory requirements. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMOs for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever. In addition, we have no direct control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict requirements of relevant regulatory authorities, and pass regulatory inspections, on the timelines we expect or at all, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to our products, which could materially impact our ability to supply product and harm our business.
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
Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through an NDA, a supplemental NDA or equivalent foreign regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and may result in delays to our desired clinical and commercial timelines.
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
The regulations relating to the promotion of products for unapproved uses and the design and implementation of patient assistance programs are complex and subject to substantial interpretation by the FDA and other government agencies. With respect to the commercialization of IBSRELA and/or XPHOZAH, we are restricted from marketing the product outside of its approved labeling, also referred to as off-label promotion. However, physicians may nevertheless prescribe an approved product to their patients in a manner that is inconsistent with the approved label, which is an off-label use. We have implemented compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations regarding off-label promotion. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our product candidates for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses.
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
If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated FDA or other regulations relating to the promotion of our products and/or the design and implementation of our patient assistance programs, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.
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
We participate in the MDRP and other federal and state government pricing programs in the U.S., and we may participate in additional government pricing programs in the future. These programs generally require manufacturers to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. Medicaid drug rebates are based on pricing data that we are obligated to report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the AMP and the best price for each drug. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. In addition, there is increased focus by the Office of Inspector General within HHS on the methodologies used by manufacturers to calculate AMP and best price, to assess manufacturer compliance with MDRP reporting requirements. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, which would result in payment not being available for our covered drugs under Medicaid and Medicare Part B. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations.
The IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation (first due in 2023), as described under “—Current and future healthcare reform legislation, regulation or action by the current administration may increase the difficulty and cost for us to commercialize our approved products and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.” The Medicare Part D rebate, if applicable, will be calculated on the basis of the AMP figures we report pursuant to the MDRP.
Federal law requires that a manufacturer that participates in the MDRP also participate in the 340B program in order for federal funds to be available for the manufacturer’s covered outpatient drugs under Medicaid and Medicare Part B. We participate in the 340B program, which is administered by HRSA, and requires us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We are obligated to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs.
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
Failure to obtain, maintain and/or enforce intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the U.S. and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation, or misappropriation of our patents, trademarks, data, technology, and other intellectual property rights and products by others, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated, or otherwise violated by others.
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
In addition, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act (Bayh-Dole Act). The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. If we choose to collaborate with academic institutions to accelerate our preclinical research or development, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.
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
We also could be ordered to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents or other intellectual property right. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid and enforceable, and infringed by the use of our products and/or technologies, which could have a negative impact on the commercial success of our current and any future products or technologies. If we were to challenge the validity of any such third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third-party claim of patent infringement. Even if we are successful in defending against such claims, such litigation can be expensive and time consuming to litigate and would divert management’s attention from our core business. Any of these events could harm our business significantly.

In addition to infringement claims against us, third parties may also raise similar claims before administrative bodies in the U.S. or abroad. Such mechanisms include reexamination, post grant review, inter partes review, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. If third parties prepare and file patent applications in the U.S. that also claim technology similar or identical to ours, we may have to participate in interference or derivation proceedings in the USPTO to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Since patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Such administrative proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our products or product candidates. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our products or technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.
If we are not able to successfully enforce our intellectual property rights, the commercial value of IBSRELA and XPHOZAH or other product candidates may be adversely affected and we may not be able to compete effectively in our market.
The enforceability of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions, the answers to which can be uncertain. The patent applications that we own or license may fail to result in issued patents in the U.S. or in foreign countries. Additionally, our research and development efforts may result in product candidates for which patent protection is limited or not available. Even if patents do issue, third parties may challenge the validity, enforceability, scope or infringement thereof, which may result in such patents being narrowed, invalidated, held unenforceable or not infringed. For example, U.S. patents can be challenged by any person before the new USPTO Patent Trial and Appeal Board at any time before one year after that person is served an infringement complaint based on the patents. Patents granted by the European Patent Office may be similarly opposed by any person within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in the U.S., Europe and other jurisdictions, third parties can raise questions of validity with a patent office even before a patent has granted. Furthermore, even if unchallenged, our patents and patent applications may not prevent others from designing around our patent claims. For example, a third party may develop a competitive product that provides therapeutic benefits similar to one or more of our product candidates but has a sufficiently different composition to fall outside the scope of our patent protection. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to IBSRELA and XPHOZAH or any future product candidates is successfully challenged, then our ability to commercialize such product could be negatively affected, and we may face unexpected competition that could have a material adverse impact on our business.
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
Although the composition and use of IBSRELA and XPHOZAH are currently claimed by seven issued patents each that are listed in the FDA’s Orange Book, we cannot assure that we will be successful in defending against third parties asserting that any of our patents are invalid, unenforceable or not infringed by the third parties’ products, or in competing against third parties seeking to introduce generic versions of IBSRELA, XPHOZAH or any of our future products.
In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first FDA approval of a drug containing an NCE. The FDA is prohibited during those five years from approving an ANDA or 505(b)(2)

NDA that references the NDA that has been granted NCE exclusivity. However, if any patents are listed in the FDA Orange Book for such NCE-containing drug, a follow-on product manufacturer may file an ANDA or 505(b)(2) NDA that references an NDA product with granted NCE exclusivity after four years from the first NDA approval date provided it is accompanied by a Paragraph IV certification asserting that each Orange Book listed patent is invalid, unenforceable, or that the generic product does not infringe the Orange Book listed patents. The Hatch-Waxman Act does not prevent a third party from filing, or the FDA from approving, another full 505(b)(1) NDA for an already-approved drug where the third party has conducted its own pre-clinical and clinical trials to independently demonstrate safety and effectiveness without reliance on the original NDA data.
In cases where NCE exclusivity has been granted for an NDA, as in the case of IBSRELA and XPHOZAH, if an ANDA or 505(b)(2) sponsor has provided a Paragraph IV certification to the FDA when filing its application, the sponsor must also send a notice thereof to the NCE NDA owner. The NCE NDA owner may then initiate a patent infringement lawsuit in response to the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the NCE NDA owner’s receipt of a notice of the Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months after the NCE NDA owner’s receipt of the Paragraph IV certification notice, a final decision in the infringement case in favor of the ANDA or 505(b)(2) sponsor, or another date established by the court. There can be no assurances that an ANDA or 505(b)(2) NDA that references our IBSRELA or XPHOZAH NDAs and includes a Paragraph IV certification will not be filed, or that we will be successful in enforcing our Orange Book listed patents against such follow-on product sponsor.
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
The USPTO and various foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. Noncompliance with these requirements can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. There could also be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of the U.S. Department of Government Efficiency or other executive actions to reduce the size of the U.S. government. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.
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
We consider proprietary trade secrets, confidential know-how and unpatented know-how to be important to our business. We seek to protect our confidential proprietary information, in part, by entering into confidentiality agreements and invention assignment agreements with parties who have access to them, including our employees, consultants, scientific advisors, contractors, CROs, contract manufacturers, collaborators and other third parties, that are designed to protect our proprietary information. However, we cannot be certain that such agreements have been entered into with all relevant parties that may have or have had access to our trade secrets or proprietary technology, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets and other confidential proprietary technology, or independently develop substantially equivalent information and techniques. For example, any of these parties with whom we have entered into such confidentiality or invention assignment agreements may breach the agreements and disclose our proprietary information, including trade secrets, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective.
Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. We may not be able to obtain adequate remedies in the event of such unauthorized use. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Trade secrets will also over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic institutions to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets and proprietary information, our agreements may contain certain limited publication rights. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are incorporated (inadvertently or not) into the technology of others, or are disclosed or used in violation of these agreements. We may need to share our proprietary information, including trade secrets, with our current and future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of such information may be greatly reduced and our competitive position, business, financial condition, results of operations and prospects would be harmed.
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
Many of our employees, consultants and contractors were previously employed at or engaged by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, consultants and contractors executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees, consultants and contractors do not use the intellectual property and other proprietary information or know-how or trade secrets of others in their work for us, and do not perform work for us that is in conflict with their obligations to another employer or any other entity, we may be subject to claims that we or these employees, consultants and contractors have used or disclosed such intellectual property, including know-how, trade secrets or other proprietary information. In addition, an employee, advisor or consultant who performs work for us may have obligations to a third party that are in conflict with their obligations to us, and as a result, such third party may claim an ownership interest in the intellectual property arising out of work performed for us. We are not aware of any threatened or pending claims related to these matters, but in the future, litigation may be necessary to defend against such claims. If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, or access to consultants and contractors. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
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

•announcements regarding coverage and reimbursement for XPHOZAH alone or with other oral ESRD-related drugs without injectable or intravenous equivalents;
•announcements regarding the results of clinical trials we may run evaluating tenapanor for CIC; RDX10531 or any other product candidates;
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
•failure to meet any of our projected timelines or goals with regard to the commercialization of IBSRELA and XPHOZAH, or the clinical development and commercialization of any of our product candidates;
•the success of our efforts to acquire or license or discover additional product candidates;
•any intellectual property infringement actions in which we may become involved;
•the success of our efforts to obtain adequate intellectual property protection for our products and product candidates;
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
We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC, which generally require, among other things, our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We maintain a comprehensive cybersecurity risk management program designed to protect the confidentiality, integrity and availability of our systems and information.
We design, assess and benchmark our program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use NIST as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program, in areas such as legal, compliance, strategic, operational and financial risk.

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
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers and vendors that have access to our critical systems and information based on our assessment of their criticality to our operations and respective risk profile.
We have not experienced any cybersecurity incidents that have materially affected our operations, business strategy, financial condition or results of operations. We face risks from cybersecurity threats that, if realized are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. For more information, see the section titled “Risk Factors— We and our collaborators, CROs and other contractors and consultants depend on information technology systems, and any failure of these systems could harm our business. Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.”
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit and Compliance Committee (Audit Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program, maintains a strategic role in coordinating cyber risk initiatives and policies, and confirming their efficacy.
The Audit Committee receives annual reports from management on our cybersecurity posture. In addition, management updates the Committee where it deems appropriate regarding any cybersecurity incidents it considers to be significant or potentially significant.
The Audit Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The board of directors also receives periodic briefings from management on our cybersecurity program. The board members receive presentations on cybersecurity topics from our Chief Information Officer, internal security personnel or external experts as part of the board of directors’ continuing education on topics that impact public companies.
Our cybersecurity risk management program operates through a structured governance framework with oversight at multiple organizational levels. The IT Steering Committee, comprised of our Chief Information Officer, Chief Financial Officer and other members of management, meets quarterly to provide strategic oversight on technology investments, risk management and cybersecurity initiatives. The Audit Committee maintains independent oversight through quarterly reviews of security maturity, incidents and strategic investments. Ongoing governance includes monthly executive dashboards, Sarbanes-Oxley IT controls monitoring and annual security tabletop exercises. Our Chief Information Officer leads the program day-to-day, supervising internal cybersecurity personnel and external consultants, supported by cross-functional leadership with decades of combined experience in cybersecurity and risk management across commercial biotechnology organizations. Our Chief Information Officer has over 25 years of experience in overseeing cybersecurity and risk management.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operations. Our Waltham, Massachusetts headquarters is leased for four suites, all of which expire in July 2029. In addition, we have lease agreements to lease office spaces in Milwaukee, Wisconsin and Newark, California which expire in February 2029 and May 2028, respectively.
ITEM 3. LEGAL PROCEEDINGS
See information under the “Legal Proceedings and Claims” caption in Note 19. Commitments and Contingencies which we incorporated here by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Stockholder Information
Our common stock trades on The Nasdaq Global Market under the symbol “ARDX.” As of December 31, 2025, there were 23 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business.
Issuer Purchases of Equity Securities
Not applicable.
Stock Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our future filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The graph below compares the cumulative total stockholder return on our common stock from December 31, 2020 to the end of fiscal year 2025 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. The graph assumes an initial investment value of $100 on December 31, 2020 and reinvestment of dividends.

Comparison of 5-Year Cumulative Return Among Ardelyx Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Ardelyx, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index

Value of $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends, for fiscal years ended December 31:

	2020	2021	2022	2023	2024	2025
Ardelyx, Inc.	$100.00	$17.00	$44.05	$95.83	$78.36	$90.11
Nasdaq Composite Index	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
Nasdaq Biotechnology Index	$100.00	$99.37	$88.53	$91.84	$90.58	$119.92
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx,” “Company,” “we,” “us” and “our” refer to Ardelyx, Inc.
EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative medicines that meet significant unmet medical needs. We currently market two therapies from the active ingredient tenapanor, an NHE3 inhibitor that was discovered and developed by Ardelyx. NHE3 is an antiporter expressed on the apical surface of the small and large intestines. Tenapanor is a minimally absorbed, first-in-class, oral, small molecule therapy.
Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation. We believe that IBSRELA can bring meaningful benefit to the approximately 13 million Americans who suffer from the symptoms of IBS-C, many of whom continue to experience symptoms despite intervention with other therapies. We are seeking to further expand the IBSRELA eligible patient population to include patients with CIC, and have initiated a Phase 3 clinical trial evaluating tenapanor in adult CIC patients.
Tenapanor, branded as XPHOZAH®, is approved in the U.S. to reduce serum phosphorus in adults with chronic kidney disease on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. We believe XPHOZAH can bring meaningful relief to adult chronic kidney disease patients on dialysis, the vast majority of whom have elevated levels of serum phosphorus and are unable to achieve target serum phosphorus levels with phosphate binders alone. Continually elevated levels of serum phosphorus can result in severe cardiovascular health complications.
In addition to commercializing IBSRELA and XPHOZAH, we are also developing a next-generation NHE3 inhibitor that we believe can have application across multiple therapeutic areas.
Refer to the Summary of Abbreviated Terms at the end of this Annual Report on Form 10-K for definitions of terms used throughout the document.
We are committed to our mission of developing and commercializing innovative medicines that address unmet patient needs. Our principal strategy is to continue our commercial momentum with our current products while advancing and expanding a portfolio of important medicines for patients with unmet medical needs.
Our priorities include (i) driving significant IBSRELA growth, (ii) maintaining XPHOZAH commercial momentum, (iii) further advancing our pipeline and portfolio and (iv) maintaining a solid financial foundation to support our future growth.

In February 2025, we announced the NDA approval by China’s Center for Drug Evaluation of the NMPA for tenapanor in the control of serum phosphorus in adult patients with CKD on hemodialysis. This approval triggered a $5.0 million milestone to us under the terms of the Fosun Agreement, which was recorded as licensing revenue on our statements of operations and comprehensive loss when earned during the 2025 first quarter and was received in April 2025.
As of the end of the 2025 second quarter, we had fully recognized the maximum $75.0 million royalty obligation, which had been fully remitted as of the end of the 2025 third quarter under the AstraZeneca Termination Agreement.
On June 30, 2025, we entered into an amendment to our 2022 Loan Agreement (the Fifth Amendment), by and among the Company, as borrower, SLR, as collateral agent and the lenders party thereto. The Fifth Amendment, among other things, (i) provided for the immediate draw of $50.0 million of the Term E Loan on the closing date of the Fifth Amendment; and (ii) provides us with the option to draw an additional $100.0 million of committed senior secured term loans, consisting of the Term F Loan and the Term G Loan, each in the amount of $50.0 million. The Term F Loan and the Term G Loan may be drawn at the Company’s election by June 30, 2026 and December 20, 2026, respectively.
In September 2025, we submitted an IND application to the FDA for IBSRELA to expand the IBSRELA eligible patient population to include patients with CIC. In January 2026, we initiated ACCEL (ten-03-301), a Phase 3 clinical trial designed to assess the safety and efficacy of tenapanor for the treatment of CIC. Enrollment in ACCEL is expected throughout 2026, with topline data read out in the second half of 2027. CIC is characterized by difficult, infrequent or incomplete bowel movements, and is associated with significantly impaired quality of life, disrupted productivity and high healthcare-related costs. CIC is estimated to affect more than 34 million Americans. Pending the outcome of the Phase 3 clinical trial, if successful, we intend to submit a supplemental NDA to the FDA for tenapanor for the CIC indication.
In October 2025, we announced a development program for RDX10531. We believe RDX10531 is a next-generation NHE3 inhibitor with potential application across multiple therapeutic areas. We are currently conducting activities to support an IND submission to the FDA for RDX10531 in the second half of 2026.
The 2023 Open Market Sales Agreement with Jefferies with respect to an “at-the-market offering” program which was established under the Company’s prior shelf registration statement on Form S-3 expired in January 2026. In November 2025, we filed an automatic shelf registration statement on Form S-3ASR, along with a prospectus supplement relating to the offering and sale of up to $100.0 million of our common stock pursuant to the 2025 Open Market Sales Agreement with Jefferies, deemed to be “at-the-market offerings.” During the year ended December 31, 2025, we did not sell any shares under the 2023 or 2025 Open Market Sales Agreements.
On January 22, 2026, we received an Issue Notification from the USPTO indicating the issuance of U.S. Patent No. 12,539,299. The patent relates to the formulation of tenapanor and covers the commercial formulations of IBSRELA and XPHOZAH and has an expiration date of November 26, 2042.
Below is a summary of our product sales, net by product for the years ended December 31 and total cash, cash equivalents and short-term investments as of December 31:

(in thousands)	2025	2024
IBSRELA product sales, net	$274,207	$158,286
XPHOZAH product sales, net	103,601	160,910
Total product sales, net	$377,808	$319,196

Cash, cash equivalents and short-term investments	$264,689	$250,100
RECENT ACCOUNTING PRONOUNCEMENTS
A summary of recent accounting pronouncements that we have adopted or expect to adopt is included in Note 2. Summary of Significant Accounting Policies in the notes to our financial statements, included in Part II, Item 8, of this Annual Report on Form 10-K.
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
While we believe that our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions or conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position and results of operations.
Revenue Recognition
The application of ASC 606 Revenue from Contracts with Customers substantially impacts our reported results, particularly product sales, net, which requires certain estimates in determining the transaction price. Total revenues are recognized following a five-step model: (i) identify the customer contract, (ii) identify the contract’s performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when or as a performance obligation is satisfied.
Product Sales, Net
Product revenue is recognized when Customers take control of the product, which typically occurs upon delivery to the Customers. The transaction price for product sales is reduced for estimates of variable consideration related to (i) discounts and chargebacks, (ii) rebates, wholesaler and GPO fees, and (iii) copay assistance and returns (collectively, gross-to-net adjustments or GTN adjustments). Except for certain wholesaler and GPO fees and discounts, which are based on contracts, our estimates of GTN adjustments involve assumptions and judgments. Our estimates of GTN adjustments for rebates, copay assistance and chargebacks require significant assumptions and judgments, considering factors such as legal interpretations of applicable laws and regulations, historical experience, payor mix (e.g., Medicare or Medicaid), current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel. Estimates are assessed each period and adjusted as required to revise information or actual experience.
Discounts and Chargebacks
Our U.S. business participates in programs with government entities, the most significant of which are the U.S. Department of Defense, the U.S. VA, and other parties, including covered entities under the 340B program, whereby pricing on products is extended below wholesale acquisition cost (lower program price) for qualified government providers when products are purchased through wholesalers. The chargeback represents the difference between the wholesale acquisition cost and this lower program price that the wholesalers charge us. In such sales, accounts receivable is reduced for the estimated amount of unprocessed chargeback claims (typically within a two- to four-week time lag).
Our Customers may receive prompt pay discounts for payment within a specified period, generally approximating two percent of the invoiced sales price. Our payment terms are generally 30 to 60 days. We expect discounts to be earned when offered and therefore deduct the full amount of these discounts from product sales when revenue is recognized. Accordingly, accounts receivable is reduced for the estimated amount of these discounts.
Rebates, Wholesaler and GPO Fees
Our U.S. business participates in state government Medicaid and Medicare programs and other qualifying federal and state government programs requiring discounts and rebates to participating federal, state and local government entities. For Medicaid and Medicare programs, we estimate the portion of sales attributed to such programs’ patients as rebates to be paid to the respective participating entities, which requires significant judgment.
The IRA, among other things, imposes financial penalties for price increases that outpace inflation (first due in 2023) and replaces the Medicare Part D coverage gap discount program with a new discounting program (which began in 2025). The standard Part D benefit now comprises three phases: the deductible phase, the initial coverage phase and the catastrophic coverage phase. Applicable dispensed drugs will be subject to manufacturer discounts of 10% during the initial coverage phase and 20% during the catastrophic coverage phase. Beginning in 2025, we estimate the percentage of products sold to patients in the initial coverage and catastrophic coverage phases and adjust the transaction price for such discount at the time of sale. Under the redesigned Medicare Part D, we are a specified manufacturer whose applicable drugs for Low Income Subsidy-eligible beneficiaries under section 1860D-14(a) of the Social Security Act are subject to lower applicable discounts during the phase-in period. Prior to 2025, we paid a 70% discount to CMS when the Medicare Part D beneficiaries were in the coverage gap.
All unpaid or unbilled discounts and rebates provided through these programs are recorded in accrued expenses and other current liabilities on the balance sheets. Settlement of these accruals can lag for multiple quarters due to extensive time delays between recording an accrual and subsequent receipt of an invoice. Due to this lag, adjustments can incorporate revision of several prior quarters.
We pay wholesaler and GPO fees for distribution and related services, which are a significant portion of our GTN adjustments; however, since they are based on contracts, they require inherently less estimation.
Copay Assistance and Returns
We offer financial assistance to qualified commercially-insured patients for the portion of their prescription cost that is not covered by payors. We estimate the amount of copay assistance provided to qualified patients based on the terms of the program and redemption information provided by third-party claims processing organizations. We also estimate the amount of copay assistance that we will provide associated with product we have sold but has not yet been dispensed to patients, which requires significant assumption and judgment. Our estimates are recorded in accrued expenses and other current liabilities on the balance sheets.
We primarily rely on our products’ actual returns history and other factors, including levels of our inventory in the distribution channel and estimated shelf life, to estimate our products’ returns. We also consider historical sales returns of similar products, such as those within the same product line, similar therapeutic area, similar distribution model, estimated levels of inventory in the distribution channel and projected demand. Our estimates of products’ returns reduce accounts receivable.
Use of Information from External Sources
Information from external sources is used to estimate GTN adjustments. Our estimate of inventory at the wholesalers is based on historical inventory experience, as well as our analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and our internal information. The inventory information received from wholesalers is a product of their recordkeeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. We also use information from external sources to identify prescription trends, patient demand and average selling prices. Our estimates are subject to inherent limitations of relying on third-party information, as certain third-party information is itself in the form of estimates and reflects other limitations, including lags between the date third-party information is generated and the date we receive it.
RESULTS OF OPERATIONS
Revenues
Our revenue to date has been generated through a combination of product sales and payments in connection with our current collaboration partnerships with various external partners. In the future, we may generate revenue from a combination of our own product sales and payments in connection with our current or future collaboration partnerships, including license fees, other upfront payments, milestone payments, royalties and payments for drug product and/or drug substance. We expect that any revenue we generate will fluctuate in future periods as a result of many factors as described in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.
Below is a summary of our total revenues:

	Year Ended December 31,			Change 2025 vs. 2024		Change 2024 vs. 2023
($ in thousands)	2025	2024	2023	$	%	$	%
Product sales, net	$377,808	$319,196	$82,526	$58,612	18%	$236,670	287%
Product supply revenue	15,879	11,649	6,121	4,230	36%	5,528	90%
Licensing revenue	5,088	78	35,809	5,010	(a)	(35,731)	(100)%
Non-cash royalty revenue related to the sale of future royalties	8,545	2,692	—	5,853	217%	2,692	(a)
Total revenues	$407,320	$333,615	$124,456	$73,705	22%	$209,159	168%
(a) Percent change is not meaningful.

Below is a summary of our product sales, net by product:

	Year Ended December 31,			Change 2025 vs. 2024		Change 2024 vs. 2023
($ in thousands)	2025	2024	2023	$	%	$	%
Product sales, net
IBSRELA	$274,207	$158,286	$80,062	$115,921	73%	$78,224	98%
XPHOZAH	103,601	160,910	2,464	(57,309)	(36)%	158,446	(a)
Total product sales, net	$377,808	$319,196	$82,526	$58,612	18%	$236,670	287%
(a) Percent change is not meaningful.
Product sales, net:
The increase in IBSRELA product sales, net in 2025 and 2024 primarily reflected higher demand, driven by continued increase in awareness and prescriber experience. To a lesser extent, the increase in 2025 also reflected higher net price.
The decrease in XPHOZAH product sales, net in 2025 primarily reflected lower demand and lower net price, both driven by the loss of XPHOZAH Medicare Part D reimbursement. On January 1, 2025, CMS officially transitioned oral only therapies for ESRD patients on dialysis, including XPHOZAH, into the ESRD Prospective Payment System. This decrease was partially offset by continued growth in other channels.
The increase in XPHOZAH product sales, net in 2024 primarily reflected higher demand since its commercial launch in November 2023.
Product supply revenue:
Product supply revenue is primarily impacted by the timing of product supply shipments to our collaboration partners under our product supply agreements in support of the development and commercialization of our products ex-U.S. by our collaboration partners. The product supply revenue was primarily attributable to Kyowa Kirin for all years presented.
Licensing revenue:
Licensing revenue is primarily impacted by the timing of regulatory and commercialization milestone achievements from our collaboration partners, as well as sales-based royalties received from Knight.
The licensing revenue in 2025 was primarily attributable to a $5.0 million milestone earned during the 2025 first quarter under the terms of the Fosun Agreement, following the NDA approval by China’s Center for Drug Evaluation of the NMPA for tenapanor in the control of serum phosphorus in adult patients with CKD on hemodialysis.
The licensing revenue in 2023 was primarily attributable to $30.0 million in payments received under the Kyowa Kirin Agreement, following Kyowa Kirin’s submission to the Japanese MHLW for the NDA for tenapanor in the improvement of hyperphosphatemia in adult patients with CKD on dialysis; and a $5.0 million milestone payment under the Fosun Agreement, following the NDA acceptance by China’s Center for Drug Evaluation of the NMPA for tenapanor in the control of serum phosphorus in adult patients with CKD on hemodialysis and the FDA approval of XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy.
Non-cash royalty revenue:
Non-cash royalty revenue reflects royalties and commercialization milestones from Kyowa Kirin for sales of PHOZEVEL in Japan, which was launched in February 2024.
Non-cash royalty revenue in 2025 included approximately $3.4 million related to a commercialization milestone earned during the 2025 third quarter under the terms of the Kyowa Kirin Agreement. The payment was remitted to HCR upon receipt in accordance with the HCR Agreement.

GTN Adjustments
We recognize product sales net of GTN adjustments, as further described in Note 6. Revenue and the “Critical Accounting Policies and Estimates” caption in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Reconciliation of gross product sales to product sales, net is as follows:

	Year Ended December 31,			Change 2025 vs. 2024		Change 2024 vs. 2023
($ in thousands)	2025	2024	2023	$	%	$	%
Gross product sales	$541,378	$429,053	$113,861	$112,325	26%	$315,192	277%
GTN adjustments	(163,570)	(109,857)	(31,335)	(53,713)	49%	(78,522)	251%
Product sales, net	$377,808	$319,196	$82,526	$58,612	18%	$236,670	287%
GTN adjustment percentage	30.2%	25.6%	27.5%
GTN adjustments are primarily a function of sales volume, payor mix, contractual or legislative discounts and rebates.
The increase in GTN adjustment percentage in 2025 reflected the unfavorable payor mix shifts, primarily associated with loss of XPHOZAH Medicare Part D reimbursement.
The decrease in GTN adjustment percentage in 2024 was primarily due to a more favorable payor mix and lower sales subjected to copay assistance.
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2023	$478	$4,234	$3,916	$8,628
Provisions	15,099	65,833	28,925	109,857
Credits/payments	(13,934)	(55,592)	(21,671)	(91,197)
Balance as of December 31, 2024	1,643	14,475	11,170	27,288
Provisions(1)	23,356	108,547	31,667	163,570
Credits/payments	(23,306)	(88,566)	(33,563)	(145,435)
Balance as of December 31, 2025	$1,693	$34,456	$9,274	$45,423
(1)Provisions included approximately $4.4 million of net favorable adjustment resulting from changes in prior periods’ estimates.

Costs and Expenses
Below is a summary of our costs and operating expenses, interest expense, non-cash interest expense related to the sale of future royalties and other income, net:

	Year Ended December 31,			Change 2025 vs. 2024		Change 2024 vs. 2023
($ in thousands)	2025	2024	2023	$	%	$	%
Cost of sales	$39,537	$50,556	$17,795	$(11,019)	(22)%	$32,761	184%
Research and development	71,527	52,317	35,536	19,210	37%	16,781	47%
Selling, general and administrative	337,233	258,692	134,401	78,541	30%	124,291	92%
Total costs and operating expenses	$448,297	$361,565	$187,732	$86,732	24%	$173,833	93%

Interest expense	$(20,102)	$(13,006)	$(4,950)	$(7,096)	55%	$(8,056)	163%
Non-cash interest expense related to the sale of future royalties	$(8,296)	$(7,088)	$(3,924)	$(1,208)	17%	$(3,164)	81%
Other income, net	$8,745	$9,174	$6,630	$(429)	(5)%	$2,544	38%
Cost of Sales
Cost of sales consists of (i) cost of product sales and (ii) other cost of revenue. Cost of product sales includes the cost of commercial goods sold to our Customers, such as the cost of materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process and indirect overhead costs. Other cost of revenue includes the cost of materials sold to our collaboration partners under product supply agreements, certain costs related to capacity expansion at current and future CMOs, as well as payments due to AstraZeneca based on sales of tenapanor, as discussed further under the “AstraZeneca” caption in Note 7. Collaboration and Licensing Agreements.
Below is a summary of our costs of sales:

	Year Ended December 31,			Change 2025 vs. 2024		Change 2024 vs. 2023
($ in thousands)	2025	2024	2023	$	%	$	%
Cost of product sales	$11,185	$6,851	$2,323	$4,334	63%	$4,528	195%
Other cost of revenue	28,352	43,705	15,472	(15,353)	(35)%	28,233	182%
Cost of sales	$39,537	$50,556	$17,795	$(11,019)	(22)%	$32,761	184%
The increase in cost of product sales in 2025 and 2024 reflected higher product sales. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during 2025 and 2024 was expensed as research and development expense in periods prior to the commencement of capitalization of inventory costs for each respective product as discussed in Note 2. Summary of Significant Accounting Policies. The cost associated with inventory sold but previously expensed as research and development was $3.2 million, $6.3 million and $4.4 million in 2025, 2024 and 2023, respectively. The value of inventory on hand as of December 31, 2025 and 2024 that was previously expensed as research and development was approximately $10.9 million and $15.6 million, respectively.
The decrease in other cost of revenue in 2025 primarily reflected the full recognition of the maximum $75.0 million royalty obligation under the AstraZeneca Termination Agreement as of the end of the 2025 second quarter, partially offset by higher costs associated with product supply revenue.
The increase in other cost of revenue in 2024 primarily reflected higher AstraZeneca royalties, driven by higher product sales, net of tenapanor, as well as higher costs associated with product supply revenue.
Other cost of revenue related to the AstraZeneca Termination Agreement was $12.7 million, $34.7 million and $12.4 million in 2025, 2024 and 2023, respectively. As of the end of the 2025 second quarter, the maximum $75.0 million royalty obligation under the AstraZeneca Termination Agreement had been fully recognized.

Research and Development
Research and development activities include research and early discovery, preclinical and clinical development, drug formulation and medical support to marketed products. External R&D and other expenses include research and development expenses incurred under agreements with outside consultants, third-party CROs and investigative sites where a substantial portion of our clinical studies are conducted, and with CMOs where our clinical supplies are produced. Employee-related expenses include salaries, bonuses, benefits, travel and stock-based compensation. Facilities, equipment, depreciation and other expenses include supplies and materials consumed in connection with our research operations, direct and allocated expenses for rent and maintenance of facilities, depreciation and amortization expense, information technology expense and other supplies.
Below is a summary of our research and development expenses:

	Year Ended December 31,			Change 2025 vs. 2024		Change 2024 vs. 2023
($ in thousands)	2025	2024	2023	$	%	$	%
External R&D and other expenses	$31,747	$20,723	$15,213	$11,024	53%	$5,510	36%
Employee-related expenses	35,250	27,541	17,391	7,709	28%	10,150	58%
Facilities, equipment, depreciation and other expenses	4,530	4,053	2,932	477	12%	1,121	38%
Total research and development expenses	$71,527	$52,317	$35,536	$19,210	37%	$16,781	47%
The increase in R&D expenses in 2025 reflected higher external R&D and other expenses primarily associated with clinical trial activities. The increase in R&D expenses was also due to increased employee-related expenses primarily driven by higher headcount to support clinical trial activities and medical engagement with scientific communities in the areas of gastroenterology and nephrology related to our marketed products.
The increase in R&D expenses in 2024 reflected increased employee-related expenses primarily driven by higher headcount to support medical engagement with scientific communities in the areas of gastroenterology and nephrology related to our marketed products and higher external R&D and other expenses attributable to clinical trial and pharmacovigilance activities.
The increases in employee-related expenses in 2025 and 2024 included incremental stock-based compensation expenses of $0.7 million and $6.0 million, respectively.
Selling, General and Administrative
Selling, general and administrative expenses relate to sales and marketing, finance, human resources, legal and other administrative activities, including information technology. Selling, general and administrative expenses consist primarily of personnel costs, outside professional services, marketing, advertising and legal expenses, facilities costs not otherwise allocated to research and development and other general and administrative costs.
The increase in selling, general and administrative expenses in 2025 and 2024 primarily reflected increased commercialization and administrative costs to support net sales growth of IBSRELA and XPHOZAH. The increases consisted of external spending for disease awareness initiatives, patient affordability, access support and related patient awareness, as well as increased commercial infrastructure. In addition, these increases were attributable to increases in headcount and related personnel costs, including incremental stock-based compensation expenses of $10.9 million and $17.8 million in 2025 and 2024, respectively.
Interest Expense
Interest expense represents the interest associated with our 2022 Loan Agreement.
The increase in interest expense in 2025 and 2024 primarily reflected a higher outstanding loan balance resulting from the term loan draws in each respective year: $50.0 million for the Term E Loan in June 2025, $50.0 million for the Term D Loan in October 2024 and $50.0 million for the Term C Loan in March 2024.
Non-Cash Interest Expense Related to the Sale of Future Royalties
Non-cash interest expense consists of imputed interest on the carrying value of our deferred royalty obligation, which is impacted by the imputed interest rate derived from estimated amounts and timing of future royalties and commercialization payments to be received by HCR. The carrying value of the deferred royalty obligation increases from proceeds received from

HCR and recorded non-cash interest expense, and decreases as royalties and commercialization milestone payments received from Kyowa Kirin from sales of tenapanor in Japan are remitted to HCR. Refer to Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for further detail.
The increase in non-cash interest expense related to the sale of future royalties in 2025 and 2024 primarily reflected the imputed interest accrued on the increasing carrying value of the deferred royalty obligation, partially offset by royalties and commercialization milestones received from Kyowa Kirin related to the sale of PHOZEVEL, which were remitted to HCR.
Other Income, Net
Other income, net consists of interest income earned on our cash, cash equivalents and short-term investments, the periodic revaluation of previously outstanding exit fees, as well as currency exchange gains and losses.
The decrease in other income, net in 2025 primarily reflected lower income on our investments resulting from lower interest rates throughout the period, partially offset by larger investment balances and higher currency exchange gains.
The increase in other income, net in 2024 primarily reflected higher income on our investments resulting from both higher interest rates and larger investment balances throughout the period. In 2024 and 2023, other income, net included the periodic revaluations of our previously outstanding 2022 Exit Fee and 2018 Exit Fee, as discussed in Note 10. Derivative Liabilities, which were settled in October 2024 and October 2023, respectively.
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
Refer to Note 2. Summary of Significant Accounting Policies for further discussion of our significant accounting policies.
LIQUIDITY AND CAPITAL RESOURCES
Below is a summary of our cash, cash equivalents and short-term investments:

	December 31,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%
Cash and cash equivalents	$67,999	$64,932	$3,067	5%
Short-term investments	196,690	185,168	11,522	6%
Total liquid funds	$264,689	$250,100	$14,589	6%
We regularly assess our cash position and our working capital needs to execute our strategy. We have historically funded our operations primarily from product sales, sales of our common stock, funds from our loan agreements with SLR, funds from our collaboration partnerships, as well as the sale of future royalties and commercialization milestones to HCR. We expect that we will increasingly rely on cash generated from our commercial operations to fund our operating plan while maintaining financial flexibility to source cash from future equity sales and debt financing.
Sources of Liquidity
In January 2023, we entered into the 2023 Open Market Sales Agreement with Jefferies with respect to an “at-the-market offering” program, which was established under the Company’s shelf registration statement on Form S-3 and expired in January 2026. Under the 2023 Open Market Sales Agreement, we sold a total of 16.8 million shares of our common stock and received gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17. During the year ended December 31, 2025, we did not sell any shares under the 2023 Open Market Sales Agreement.
In November 2025, we filed an automatic shelf registration statement on Form S-3ASR, which became effective upon filing, containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of our common stock, preferred stock, debt securities, warrants and/or units; and (ii) a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold from time to time, under the 2025 Open Market Sales Agreement, deemed to be “at-the-market offerings.” Pursuant to the

2025 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to three percent of the gross sales price for shares of our common stock sold under the 2025 Open Market Sales Agreement. As of December 31, 2025, there have been no sales of our common stock under the 2025 Open Market Sales Agreement.
We have a loan and security agreement (as amended, the 2022 Loan Agreement) with SLR. The 2022 Loan Agreement provides a total of $300.0 million, of which $200.0 million has been drawn and is outstanding as of December 31, 2025, including $50.0 million of the Term E Loan drawn during the 2025 second quarter. The additional available borrowings of $100.0 million consist of the Term F Loan and the Term G Loan, each in the amount of $50.0 million. The Term F Loan and the Term G Loan may be drawn at the Company’s election by June 30, 2026 and December 20, 2026, respectively. See Note 9. Borrowing for further discussion.
Cash Flow Activities
The following table summarizes our cash flows activities:

	Year Ended December 31,		Change 2025 vs. 2024
($ in thousands)	2025	2024	$	%
Net cash used in operating activities	$(42,483)	$(44,809)	$2,326	(5)%
Net cash used in investing activities	(8,959)	(18,318)	9,359	(51)%
Net cash provided by financing activities	54,509	106,589	(52,080)	(49)%
Net increase in cash and cash equivalents	$3,067	$43,462	$(40,395)	(93)%
Cash Flows from Operating Activities
Cash flows from operating activities represent the cash receipts and payments related to all of our activities other than investing and financing activities. Net operating cash flow is derived by adjusting our net loss for non-cash operating items and changes in operating assets and liabilities resulting from timing differences between the cash receipts and payments and when the transactions are recognized in our result of operations. As a result, changes in net operating cash flow reflect, among other things, the timing of (i) cash collections from our Customers and (ii) payments made in the normal course of business such as payments to suppliers, including our CMOs, CROs and government agencies.
Net cash used in operating activities in 2025 was materially unchanged compared to 2024, primarily due to the increased cash inflows generated from our product sales and timing of cash collections from our Customers exceeded the increased payments made in the normal course of business to support our commercial growth and research and development activities.
Cash Flows from Investing Activities
Cash flows from investing activities include cash used for capital expenditures and purchases of short-term investments as well as net proceeds from asset dispositions and maturities of short-term investments.
Net cash used in investing activities in 2025 primarily reflected our short-term investment maturities and purchases.
Cash Flows from Financing Activities
Cash flows from financing activities include net proceeds associated with our loan agreements, sales of our common stock with respect to the “at-the-market offering” programs and issuances of our common stock under our equity incentive plans.
Net cash provided by financing activities in 2025 included $48.7 million received from the Term E Loan, net of costs and $5.8 million received from the issuance of our common stock under our equity incentive plans, which was lower than $99.5 million received from the Term C Loan and Term D Loan, net of costs and $8.1 million received from the issuance of our common stock under our equity incentive plans in 2024.

Funding Requirements
Based on our current operating model, we believe our available cash, cash equivalents and short-term investments as of December 31, 2025 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.
Our future funding requirements will depend on many factors as described in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.
Contract Obligations and Commitments
As of December 31, 2025, our total future payment obligation related to the outstanding balance of the term loans, excluding interest payments, was $209.9 million, which is due on July 1, 2028. See Note 9. Borrowing for further information on our long-term debt.
We have entered into various operating leases for our offices. As of December 31, 2025, our total undiscounted obligation for operating leases was $5.6 million, with maturities ranging up through July 2029. See Note 11. Leases for further information on our operating leases.
We enter into a variety of contracts in the normal course of business. These contracts generally allow us to terminate on notice, reschedule or adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
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
As of December 31, 2025, we had cash, cash equivalents and short-term investments of $264.7 million, which consisted of bank deposits and money market funds, as well as high quality fixed income instruments, including commercial paper, U.S. government-sponsored agency bonds, U.S. treasury securities, corporate bonds, Yankee bonds and asset-backed securities. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Asset-backed securities must be rated AAA/Aaa. Money market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
The principal outstanding under our 2022 Loan Agreement is subject to a variable interest rate, which fluctuates with changes in one-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $1.8 million for the year ended December 31, 2025. As of December 31, 2025, we had an aggregate principal amount of $200.0 million outstanding pursuant to our 2022 Loan Agreement.
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
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the earnings effects of changes in foreign currency exchange rates. As of December 31, 2025, we had no open forward foreign currency exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ARDELYX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ardelyx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ardelyx, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

As described in Note 2 and 6 to the financial statements, the transaction price for product sales, net is reduced for estimates of variable consideration related to gross-to-net (“GTN”) adjustments for discounts and chargebacks, rebates, wholesaler and group purchasing organization (“GPO”) fees, copay assistance and returns. Except for certain wholesaler and GPO fees and discounts, which are based on contracts, these adjustments involve estimation and judgment. The GTN adjustments for rebates, copay assistance and chargebacks are impacted by the Company’s estimate of payor mix, which requires significant judgment. The Company’s total estimate of reserves for variable consideration was $45.4 million as of December 31, 2025. During 2025, the Company recorded $163.6 million in total reductions to gross product sales for variable consideration.

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
Boston, Massachusetts
February 19, 2026

ARDELYX, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$67,999	$64,932
Short-term investments	196,690	185,168
Accounts receivable	71,848	57,705
Inventory	17,735	21,173
Prepaid commercial manufacturing	14,479	16,378
Prepaid expenses and other current assets	13,566	11,096
Total current assets	382,317	356,452
Property and equipment, net	2,184	1,495
Inventory, non-current	105,372	70,011
Right-of-use assets	4,795	2,380
Other assets	6,936	5,416
Total assets	$501,604	$435,754
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,235	$16,000
Accrued compensation and benefits	19,108	14,940
Current portion of operating lease liability	1,479	1,562
Deferred revenue	1,206	10,686
Accrued expenses and other current liabilities	47,577	34,642
Total current liabilities	88,605	77,830
Operating lease liability, net of current portion	3,641	1,023
Long-term debt	202,834	150,853
Deferred revenue, non-current	13,699	7,232
Deferred royalty obligation related to the sale of future royalties	25,876	25,527
Total liabilities	334,655	262,465
Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized; 244,351,501 and 238,015,825 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	1,113,666	1,058,548
Accumulated deficit	(946,939)	(885,340)
Accumulated other comprehensive income	198	57
Total stockholders’ equity	166,949	173,289
Total liabilities and stockholders’ equity	$501,604	$435,754
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Product sales, net	$377,808	$319,196	$82,526
Product supply revenue	15,879	11,649	6,121
Licensing revenue	5,088	78	35,809
Non-cash royalty revenue related to the sale of future royalties	8,545	2,692	—
Total revenues	407,320	333,615	124,456
Costs and operating expenses
Cost of sales	39,537	50,556	17,795
Research and development	71,527	52,317	35,536
Selling, general and administrative	337,233	258,692	134,401
Total costs and operating expenses	448,297	361,565	187,732
Loss from operations	(40,977)	(27,950)	(63,276)
Interest expense	(20,102)	(13,006)	(4,950)
Non-cash interest expense related to the sale of future royalties	(8,296)	(7,088)	(3,924)
Other income, net	8,745	9,174	6,630
Loss before provision for income taxes	(60,630)	(38,870)	(65,520)
Provision for income taxes	969	266	547
Net loss	$(61,599)	$(39,136)	$(66,067)
Net loss per share of common stock - basic and diluted	$(0.26)	$(0.17)	$(0.30)
Shares used in computing net loss per share - basic and diluted	241,033,750	235,232,927	219,331,253
Comprehensive loss
Net loss	$(61,599)	$(39,136)	$(66,067)
Unrealized gains (losses) on available-for-sale securities	141	(167)	278
Comprehensive loss	$(61,458)	$(39,303)	$(65,789)
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’ Equity
	Shares	Amount
Balance as of December 31, 2022	198,575,016	$20	$878,500	$(780,137)	$(54)	$98,329
Issuance of common stock under employee stock purchase plan	435,708	—	808	—	—	808
Issuance of common stock for services	86,095	—	337	—	—	337
Issuance of common stock upon exercise of options	225,988	—	365	—	—	365
Issuance of common stock upon vesting of restricted stock units	855,642	—	—	—	—	—
Issuance of common stock in at-the-market offering	32,274,741	3	119,233	—	—	119,236
Stock-based compensation	—	—	13,530	—	—	13,530
Unrealized gains on available-for-sale securities	—	—	—	—	278	278
Net loss	—	—	—	(66,067)	—	(66,067)
Balance as of December 31, 2023	232,453,190	$23	$1,012,773	$(846,204)	$224	$166,816
Issuance of common stock under employee stock purchase plan	479,609	—	2,227	—	—	2,227
Issuance of common stock for services	40,549	—	257	—	—	257
Issuance of common stock upon exercise of options	2,654,370	1	5,910	—	—	5,911
Issuance of common stock upon vesting of restricted stock units	2,388,107	—	—	—	—	—
Stock-based compensation	—	—	37,381	—	—	37,381
Unrealized losses on available-for-sale securities	—	—	—	—	(167)	(167)
Net loss	—	—	—	(39,136)	—	(39,136)
Balance as of December 31, 2024	238,015,825	$24	$1,058,548	$(885,340)	$57	$173,289
Issuance of common stock under employee stock purchase plan	385,593	—	1,718	—	—	1,718
Issuance of common stock for services	87,256	—	315	—	—	315
Issuance of common stock upon exercise of options	1,880,472	—	4,123	—	—	4,123
Issuance of common stock upon vesting of restricted stock units	3,982,355	—	—	—	—	—
Stock-based compensation	—	—	48,962	—	—	48,962
Unrealized gains on available-for-sale securities	—	—	—	—	141	141
Net loss	—	—	—	(61,599)	—	(61,599)
Balance as of December 31, 2025	244,351,501	$24	$1,113,666	$(946,939)	$198	$166,949
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(61,599)	$(39,136)	$(66,067)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	3,059	2,063	1,292
Non-cash lease expense	1,947	4,008	3,624
Stock-based compensation	48,962	37,381	13,530
Non-cash interest expense	8,958	7,400	4,220
Non-cash royalty revenue related to the sale of future royalties	(8,545)	(2,692)	—
Other, net	(3,913)	(4,664)	(2,930)
Changes in operating assets and liabilities
Accounts receivable	(14,143)	(35,674)	(14,298)
Inventory	(31,923)	(41,697)	(21,141)
Prepaid commercial manufacturing	1,899	6,782	(9,593)
Prepaid expenses and other assets	(4,293)	(4,543)	(6,035)
Accounts payable	3,235	4,862	279
Accrued compensation and benefits	4,168	2,343	5,049
Operating lease liabilities	(1,827)	(4,588)	(3,928)
Accrued and other liabilities	14,545	21,254	3,691
Deferred revenue	(3,013)	2,092	2,590
Net cash used in operating activities	(42,483)	(44,809)	(89,717)
Investing activities
Proceeds from maturities and redemptions of investments	211,456	177,854	84,321
Purchases of investments	(218,923)	(195,161)	(215,225)
Purchases of property and equipment	(1,492)	(1,011)	(344)
Net cash used in investing activities	(8,959)	(18,318)	(131,248)
Financing activities
Proceeds from issuance of common stock in at the market offering, net of issuance costs	—	—	119,236
Proceeds from 2022 Loan Agreement, net of costs	48,668	99,451	22,386
Proceeds from the sale of future royalties, net of issuance costs	—	—	5,000
Proceeds from issuance of common stock under equity incentive plans	5,841	8,138	1,173
Payments of the previously outstanding exit fees	—	(1,000)	(1,500)
Net cash provided by financing activities	54,509	106,589	146,295
Net increase (decrease) in cash and cash equivalents	3,067	43,462	(74,670)
Cash and cash equivalents at beginning of period	64,932	21,470	96,140
Cash and cash equivalents at end of period	$67,999	$64,932	$21,470
Supplementary disclosure of cash flow information
Cash paid for interest	$15,717	$11,408	$4,240
Cash paid for income taxes	$485	$266	$51
Supplementary disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$4,362	$1,010	$339
Issuance of common stock for services	$315	$257	$337
The accompanying notes are an integral part of these financial statements.

ARDELYX, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. NATURE OF OPERATIONS
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative medicines that meet significant unmet medical needs. We currently market two therapies from the active ingredient tenapanor, an NHE3 inhibitor that was discovered and developed by Ardelyx. NHE3 is an antiporter expressed on the apical surface of the small and large intestines. Tenapanor is a minimally absorbed, first-in-class, oral, small molecule therapy.
Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation. We believe that IBSRELA can bring meaningful benefit to the approximately 13 million Americans who suffer from the symptoms of IBS-C, many of whom continue to experience symptoms despite intervention with other therapies. We are seeking to further expand the IBSRELA eligible patient population to include patients with CIC, and have initiated a Phase 3 clinical trial evaluating tenapanor in adult CIC patients.
Tenapanor, branded as XPHOZAH®, is approved in the U.S. to reduce serum phosphorus in adults with chronic kidney disease on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. We believe XPHOZAH can bring meaningful relief to adult chronic kidney disease patients on dialysis, the vast majority of whom have elevated levels of serum phosphorus and are unable to achieve target serum phosphorus levels with phosphate binders alone. Continually elevated levels of serum phosphorus can result in severe cardiovascular health complications.
In addition to commercializing IBSRELA and XPHOZAH, we are also developing a next-generation NHE3 inhibitor that we believe can have application across multiple therapeutic areas.
We operate in one business segment, which is the development and commercialization of biopharmaceutical products. Refer to Note 17. Segment Reporting for further segment reporting information.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. GAAP. Certain prior year amounts have been reclassified to conform to the current year presentation on the statements of operations and comprehensive loss to include the “cost of product sales” and the “other cost of revenue” captions within the “cost of sales” caption. This reclassification had no effect on the previously reported results of operations. Prior to the end of the 2025 second quarter, the “other cost of revenue” caption was primarily comprised of royalty expenses recognized under the AstraZeneca Termination Agreement. As of the end of the 2025 second quarter, the maximum $75.0 million royalty obligation under this agreement had been fully recognized.
Refer to the Summary of Abbreviated Terms at the end of this Annual Report on Form 10-K for definitions of terms used throughout the document.
Use of Estimates
The preparation of financial statements requires management to make estimates, judgments and assumptions. Significant estimates include those used in our revenue gross-to-net adjustments and other estimates. Management bases its estimates on historical experience and on various relevant assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.
Cash Equivalents
Cash equivalents consist of highly liquid investments purchased with an original maturity date of 90 days or less and are recognized at cost, which approximates fair value.

Short-Term Investments
Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than one year, from the date of acquisition. Short-term investments are carried at fair value based upon quoted market prices or other observable market data. Unrealized gains (losses) on available-for-sale securities are included in accumulated other comprehensive income on our balance sheets. The cost of available-for-sale securities sold is based on the specific-identification method.
Marketable debt securities are reviewed for impairment by determining whether the decline in their market value below carrying value is other-than-temporary. This assessment considers the intent and ability to retain the investment for a period of time sufficient for an anticipated recovery in market value; the duration and extent that the market value has been below cost; and the investee’s financial condition. Other-than-temporary impairments and credit losses are recorded in the statements of operations and comprehensive loss.
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
Foreign Currency
Our business is conducted in U.S. dollars; however, a portion of our expense and capital activities are transacted in foreign currencies which are subject to exchange rate fluctuations that can affect cash or earnings. Foreign currency transactions are translated into the functional currency using exchange rates prevailing at the dates of the transactions. At the end of each reporting period, monetary assets and liabilities that are denominated in foreign currencies are translated at the rates prevailing at that date. All gains and losses on these foreign currency transactions are recorded as other income, net on our statements of operations and comprehensive loss.
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
Impairment of Long-Lived Assets
The carrying values of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, is less than the asset’s carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value.
Income Taxes
The asset and liability method of accounting is used for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized.
Accounts Receivable
Accounts receivable are stated at amortized cost less allowance for credit losses. An allowance for credit losses reflects our best estimate of future credit losses over the contractual life of outstanding accounts receivable under the assumption that the current conditions as of the balance sheet date do not change for the remaining life of the asset. An allowance for credit losses is determined based on various factors, such as historical experience, specific allowances for known troubled accounts, customers’ financial condition and both current and forecasted economic conditions. To date, we have determined that an allowance for doubtful accounts is not required. As of December 31, 2025, our accounts receivable balance was comprised of $66.4 million from commercial customers and $5.4 million from our collaboration partners. As of December 31, 2024, our accounts receivable balance was comprised of $56.7 million from commercial customers and $1.0 million from our collaboration partners.
Inventory
Inventory costs incurred are capitalized after regulatory approval, or if based on management’s judgment, future commercialization is considered probable and future economic benefit is expected to be realized. We began to capitalize inventory costs associated with IBSRELA during the 2021 fourth quarter, when our intent to commercialize IBSRELA was established and we commenced preparation for the launch of IBSRELA. We began to capitalize inventory costs associated with XPHOZAH during the 2023 fourth quarter, following approval by the FDA to market XPHOZAH in the U.S. Inventory costs incurred prior to regulatory approval were expensed as research and development.
Inventories are stated at the lower of cost or estimated net realizable value with cost determined under the specific identification method. A portion of inventory that represents product that is not expected to be sold or used within the next 12 months is classified as non-current assets in our balance sheets.
Revenue Recognition
The application of ASC 606 Revenue from Contracts with Customers substantially impacts our reported results, particularly product sales, net, which requires certain estimates in determining the transaction price. Total revenues are recognized following a five-step model: (i) identify the customer contract, (ii) identify the contract’s performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when or as a performance obligation is satisfied.
Product Sales, Net
We apply the ASC 606 five-step process above to the contracts with our Customers. Product revenue is recognized when Customers take control of the product, which typically occurs upon delivery to the Customers. The transaction price for product sales is reduced for estimates of variable consideration related to (i) discounts and chargebacks, (ii) rebates, wholesaler and GPO fees, and (iii) copay assistance and returns (collectively, gross-to-net adjustments or GTN adjustments). Except for certain wholesaler and GPO fees and discounts, which are based on contracts, our estimates of GTN adjustments involve assumptions and judgments. Our estimates of GTN adjustments for rebates, copay assistance and chargebacks require significant assumptions and judgments, considering factors such as legal interpretations of applicable laws and regulations, historical experience, payor mix (e.g., Medicare or Medicaid), current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.
Estimates are assessed each period and adjusted as required to revise information or actual experience.
Collaboration and Licensing Revenue
Our collaboration and licensing arrangements may include the grant of licenses for use of our intellectual property and manufacturing supply services. Considerations for such arrangements may include non-refundable upfront license fees; payments based upon the achievement of development, regulatory, or commercialization milestones; payments for manufacturing supply services; and future royalties on net sales of licensed products. We perform the ASC 606 five-step process above to determine the appropriate amount of revenue to be recognized under our collaboration and licensing arrangements. For performance obligations that are satisfied over time, we recognize revenue using an input or output measure of progress that best depicts the satisfaction of the relevant performance obligation.
We evaluate performance obligations by assessing whether promised goods or services are both (i) capable of being distinct and (ii) distinct in the context of the arrangement. Goods or services that meet these criteria are considered distinct performance obligations. Judgment is required to determine whether promised goods or services represent distinct performance obligations. We estimate the transaction price based on expected consideration, which may include fixed or variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of potential transaction price and the likelihood that the transaction price will be received. The amount of variable consideration that is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. After contract inception, the transaction price is reassessed at every period end and updated for changes such as resolution of uncertain events.

Licensing Revenue:
•Non-refundable upfront license fees: For arrangements that include a license of intellectual property, and it is determined to be distinct from the other performance obligations identified in the arrangement, we recognize the transaction price allocated to the license as licensing revenue upon transfer of control of the license.
•Milestone payments: Contingent milestones at contract inception are estimated at the amount which is not probable of a material reversal and included in the transaction price using the most likely amount method. Milestone payments that are not within our control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore, the variable consideration is constrained. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such contingent milestones and any related constraints, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect earnings in the period of adjustment.
•Royalties: For arrangements that include sales-based royalties and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, revenue is recognized at the later of when the related sales occur or when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied). To date, royalty revenue resulting from licensing arrangements has not been material.
Product Supply Revenue: For arrangements that include a promise for the future supply of drug substance or drug product for either clinical development or commercial supply at the customer’s discretion (manufacturing supply services), and it is determined to be distinct from the other performance obligations identified in the arrangement, we recognize the transaction price allocated to the manufacturing supply services as product supply revenue upon transfer of control of the product to the customer, which is upon delivery. Advanced payments from customers for the manufacturing of drug substance are recognized as deferred revenue until delivery.
Non-Cash Royalty Revenue Related to the Sale of Future Royalties: Royalties and commercialization milestones earned from Kyowa Kirin are recorded as non-cash royalty revenue. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, future royalties and commercialization milestone payments we may receive under the Kyowa Kirin Agreement will be remitted to HCR pursuant to the HCR Agreement.
Accrued Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued expenses, which involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We estimate our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with our service providers and make adjustments if necessary.
Service fee accruals are estimated based on the period over which each component of service will be performed, with vendor input if appropriate. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrued or prepaid expense balance accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our estimates of the status and timing may differ from the actual status and timing of services performed.
Retirement Savings Plan
We offer retirement saving plans through our 401(k) plan, which is available to all full-time employees. In June 2023, we expanded the benefit with the inclusion of a company matching contribution. We contribute to tax-qualified retirement plans for the benefit of employees who meet certain eligibility requirements and choose to participate in the plans. Participating employees specify the percentage of salary they wish to contribute from their compensation, and we make matching contributions. We recognized compensation costs from our contributions of $1.4 million, $1.1 million and $0.2 million in 2025, 2024 and 2023, respectively.
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
Non-Cash Interest Expense on Deferred Royalty Obligation
In connection with the HCR Agreement, as discussed further in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, we recorded a liability related to the sale of future royalties and commercialization milestones that is amortized using the effective interest method over the estimated life of the HCR Agreement. As a result, we impute interest on proceeds received from HCR and record non-cash interest expense at the effective interest rate derived from estimated amounts and timing of future royalties and commercialization payments expected to be received by HCR.
Leases
Operating leases are included in right-of-use assets, current portion of operating lease liability and operating lease liability, net of current portion on our balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use our incremental borrowing rate based on information available at the lease commencement date. Operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Our lease terms may include options to extend or terminate a lease when it is reasonably certain that we will exercise any such option. Leases with an initial term of 12 months or less are not recorded on the balance sheets. Lease expense is recognized on a straight-line basis over the expected lease term. We have elected not to separate lease and non-lease components, such as common area maintenance charges, and instead account for these as a single lease component.
Net Loss per Share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration of potential shares of common stock. Diluted net loss per common share in the periods presented is the same as basic net loss per common share because the effects of potentially dilutive securities are antidilutive due to net losses recognized for each period presented.
Recent Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU provides additional transparency within the income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. We adopted ASU 2023-09 retrospectively in the 2025 fourth quarter and determined that the adoption did not have a material impact on our financial statements. Refer to the related disclosures presented in Note 16. Income Taxes.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220) - Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The new disclosure requirements are effective for our annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028, with early adoption permitted, and may be applied either prospectively or retrospectively. We are in the process of evaluating the impact of this new guidance on our disclosures.

NOTE 3. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The following table summarizes our cash, cash equivalents and short-term investments:

	December 31, 2025				December 31, 2024
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$18,569	$—	$—	$18,569	$16,282	$—	$—	$16,282
Money market funds	49,430	—	—	49,430	48,650	—	—	48,650
Total cash and cash equivalents	67,999	—	—	67,999	64,932	—	—	64,932
Short-term investments
U.S. treasury securities	$95,052	$105	$—	$95,157	$79,720	$58	$(5)	$79,773
Commercial paper	46,421	32	(3)	46,450	37,061	19	(15)	37,065
U.S. government-sponsored agency bonds	27,330	36	—	27,366	45,960	29	(27)	45,962
Corporate bonds	22,557	25	—	22,582	17,415	4	(6)	17,413
Yankee bonds	5,132	3	—	5,135	1,972	—	(2)	1,970
Asset-backed securities	—	—	—	—	2,983	2	—	2,985
Total short-term investments	196,492	201	(3)	196,690	185,111	112	(55)	185,168
Total cash, cash equivalents and investments	$264,491	$201	$(3)	$264,689	$250,043	$112	$(55)	$250,100
Realized gains or losses have not been significant and are included in other income, net on our statements of operations and comprehensive loss.
Unrealized losses in 2025 and 2024 were not material. All of the short-term available-for-sale securities held as of December 31, 2025 and 2024 had contractual maturities of less than one year. We determined that none of our available-for-sale securities were other-than-temporarily impaired as of December 31, 2025 and 2024, and no investment was in a continuous unrealized loss position for more than one year. Therefore, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses as of December 31, 2025 and 2024.
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

The following table sets forth the fair value of our financial assets that are measured or disclosed on a recurring basis by level within the fair value hierarchy:

	December 31, 2025				December 31, 2024
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$49,430	$49,430	$—	$—	$48,650	$48,650	$—	$—
U.S. treasury securities	95,157	—	95,157	—	79,773	—	79,773	—
Commercial paper	46,450	—	46,450	—	37,065	—	37,065	—
U.S. government-sponsored agency bonds	27,366	—	27,366	—	45,962	—	45,962	—
Corporate bonds	22,582	—	22,582	—	17,413	—	17,413	—
Yankee bonds	5,135	—	5,135	—	1,970	—	1,970	—
Asset-backed securities	—	—	—	—	2,985	—	2,985	—
Total	$246,120	$49,430	$196,690	$—	$233,818	$48,650	$185,168	$—
Fair Value of Debt
The principal outstanding under our 2022 Loan Agreement is subject to a variable interest rate and therefore, we believe the carrying amount of the term loan approximates fair value as of December 31, 2025 and 2024. See Note 9. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.
The carrying value of the deferred royalty obligation related to the sale of future royalties approximates its fair value as of December 31, 2025 and 2024 and is based on our current estimate of future royalties and commercialization milestones expected to be received by HCR over the life of the HCR Agreement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.
NOTE 5. INVENTORY
Inventory consisted of the following:

	December 31,
(in thousands)	2025	2024
Raw materials	$28,009	$30,792
Work in process	88,259	58,685
Finished goods	6,839	1,707
Total	$123,107	$91,184
Reported as
Inventory	$17,735	$21,173
Inventory, non-current	105,372	70,011
Total	$123,107	$91,184
Prepaid commercial manufacturing with third-party CMOs not included in inventory was $14.5 million and $16.4 million as of December 31, 2025 and 2024, respectively. There were no prepayments expected to be converted into inventory after 12 months as of December 31, 2025 and 2024.

NOTE 6. REVENUE
Disaggregation of total revenues by nature is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Product sales, net	$377,808	$319,196	$82,526
Product supply revenue	15,879	11,649	6,121
Licensing revenue	5,088	78	35,809
Non-cash royalty revenue related to the sale of future royalties	8,545	2,692	—
Total revenues	$407,320	$333,615	$124,456
Product Sales, Net
Products are primarily sold to wholesalers, GPOs and specialty pharmacies, and to a lesser extent, directly to retailers, hospitals, clinics and government agencies. Customer orders are generally fulfilled within a few days from receipt. Contractual performance obligations are fulfilled once our Customers receive the product and obtain legal title, at which point, they are able to direct the use of and obtain substantially all of the remaining benefits of the product.
Total product sales, net was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Product sales, net
IBSRELA	$274,207	$158,286	$80,062
XPHOZAH	103,601	160,910	2,464
Total product sales, net	$377,808	$319,196	$82,526
Product sales, net as a percentage of total revenues	92.8%	95.7%	66.3%
GTN Adjustments
We recognize revenue from product sales at the net sales price which includes estimates of variable consideration related to the following GTN adjustments:
•Discounts and chargebacks: We offer prompt pay discounts to our Customers for payment within a specified period, generally approximating two percent of the invoiced sales price. Our payment terms are generally 30 to 60 days. Chargebacks represent the estimated liability to wholesalers resulting from the difference between the wholesale acquisition cost and the lower program price offered to qualified government healthcare providers.
•Rebates, wholesaler and GPO fees: We are subject to discount obligations under governmental programs, such as Medicare and Medicaid. For the Medicaid program, we estimate the portion of sales attributed to Medicaid patients as rebates to be paid to the respective state. For the Medicare Part D program, beginning in 2025, we estimate the percentage of products sold to patients in the initial coverage and catastrophic coverage phases and adjust the transaction price for such discount at the time of sale. Prior to 2025, we paid a 70% discount to CMS when the Medicare Part D beneficiaries were in the coverage gap. Wholesaler and GPO fees are based on contracts and therefore require less estimation.
•Copay assistance and returns: We estimate the expected cost under the copay assistance program for qualified commercially-insured patients based on the terms of the program and redemption information provided by third-party claims processing organizations. We estimate products’ returns based on products’ actual returns history and other factors, including levels of our inventory in the distribution channel, estimated shelf life and historical sales returns of similar products.
Discounts, chargebacks, returns and wholesaler and GPO fees are reflected as reductions to receivables and are typically settled within contractual terms through credits to our Customers. All other GTN adjustments are reflected as a liability and settled through cash payments to our Customers or governmental payor programs, typically over various time periods that may span for multiple quarters.

The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2023	$478	$4,234	$3,916	$8,628
Provisions	15,099	65,833	28,925	109,857
Credits/payments	(13,934)	(55,592)	(21,671)	(91,197)
Balance as of December 31, 2024	1,643	14,475	11,170	27,288
Provisions(1)	23,356	108,547	31,667	163,570
Credits/payments	(23,306)	(88,566)	(33,563)	(145,435)
Balance as of December 31, 2025	$1,693	$34,456	$9,274	$45,423
(1)Provisions included approximately $4.4 million of net favorable adjustment resulting from changes in prior periods’ estimates.
Geographic Information and Concentrations
Revenues are attributed to geographical areas based on the location at which we earned revenue for product sales of IBSRELA and XPHOZAH or the domicile of our collaboration partners. A summary of our revenues by geographic area is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States(1)	$377,808	$319,196	$83,276
International
Asia Pacific(2)	29,170	14,341	41,121
North America(3)	342	78	59
Total revenues	$407,320	$333,615	$124,456
(1)Revenues from the United States were comprised of amounts earned from sales of IBSRELA and XPHOZAH.
(2)Revenues from Asia Pacific were comprised of amounts earned in accordance with the Kyowa Kirin Agreement and the Fosun Agreement.
(3)Revenues from North America were comprised of amounts earned from Canada in accordance with the Knight Agreement.
Gross product sales from Customers and revenues from collaboration partners, each accounting for more than 10% of total revenues, were as follows:

	Year Ended December 31,
	2025	2024	2023
Customers(1)
BioRidge Pharma, LLC	65.9%	75.4%	24.0%
Cardinal Health	21.4%	14.5%	19.8%
McKesson Corporation	17.9%	14.1%	15.7%
Cencora (formerly AmerisourceBergen Drug Corporation)	17.3%	16.4%	19.1%
Collaboration partners
Kyowa Kirin	5.9%	4.3%	29.0%
(1)The total of the above percentages exceeds 100% as the numerators used in the calculations represent gross product sales for each Customer, as opposed to product sales, net as presented on our statements of operations and comprehensive loss.
NOTE 7. COLLABORATION AND LICENSING AGREEMENTS
We have out-licensed to external partners for the development and commercialization of tenapanor outside of the U.S. We recognize revenue from our agreements with Kyowa Kirin, Fosun Pharma and Knight as licensing revenue, product supply revenue or non-cash royalty revenue related to the sale of future royalties. Refer to Note 2. Summary of Significant Accounting Policies for more information about our significant accounting policies for such revenue streams.

The following table summarizes total revenues by collaboration partner:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Licensing revenue
Kyowa Kirin	$—	$—	$30,000
Fosun Pharma	5,000	—	5,000
METiS	—	—	750
Knight	88	78	59
Total licensing revenue	$5,088	$78	$35,809
Product supply revenue
Kyowa Kirin	$15,625	$11,649	$6,092
Knight	254	—	29
Total supply revenue	$15,879	$11,649	$6,121
Non-cash royalty revenue related to the sale of future royalties
Kyowa Kirin	$8,545	$2,692	$—
The following table presents changes in our current and non-current deferred revenue balances, which are primarily attributable to Kyowa Kirin:

	2025		2024
(in thousands)	Current	Non-Current	Current	Non-Current
Deferred revenue balance as of January 1,	$10,686	$7,232	$7,182	$8,644
Prepaid product supply	1,433	6,467	3,716	8,212
Product supply delivered	(10,913)	—	(9,836)	—
Reclassify amounts to be recognized in the next twelve months	—	—	9,624	(9,624)
Deferred revenue balance as of December 31,	$1,206	$13,699	$10,686	$7,232
Kyowa Kirin
We granted Kyowa Kirin an exclusive license (Kyowa Kirin Agreement) to develop and commercialize certain NHE3 inhibitors including tenapanor in Japan for the treatment of cardiorenal diseases and conditions, excluding cancer, in exchange for (i) future royalties defined below; (ii) an upfront license fee of $30.0 million, recognized upon execution of the agreement; (iii) potential future development and regulatory milestones of up to $55.0 million, of which $35.0 million has been recognized as revenue to date; and (iv) commercialization milestones of up to ¥8.5 billion (or approximately $54.5 million at the currency exchange rate as of December 31, 2025), of which $3.4 million has been recognized as revenue to date. In addition, we are eligible to receive royalties on net sales of tenapanor in Japan throughout the term of the agreement. Under a Commercial Supply Agreement, we supply tenapanor drug substance that will be used to satisfy Kyowa Kirin’s commercial needs which includes advanced payments for reimbursement of costs plus a reasonable overhead for the supply of product.
The Kyowa Kirin Agreement was amended to reduce the royalty rate Kyowa Kirin would pay on tenapanor sales in Japan from high teens to low double digits for a two-year period of time following the first commercial sale in Japan, and then to mid-single digits for the remainder of the royalty term. As consideration for the reduced royalty rate, Kyowa Kirin agreed to pay us up to an additional $40.0 million payable in two tranches: (i) the first payment due following Kyowa Kirin’s filing with the Japanese MHLW of its application for marketing approval for tenapanor, recognized as revenue in 2022; and (ii) the second payment due following Kyowa Kirin’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, recognized as revenue in 2023. As discussed in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, future royalties and commercialization milestone payments we may receive under the license, as amended, will be remitted to HCR pursuant to the HCR Agreement.

In February 2024, Kyowa Kirin announced the launch of tenapanor, marketed as PHOZEVEL®, for patients with CKD with hyperphosphatemia in Japan. Following the launch, we began to recognize earned royalties and commercialization milestones from sales of tenapanor in Japan, which are remitted to HCR in accordance with the HCR Agreement.
The first commercialization milestone was achieved in the 2025 third quarter, triggering a ¥500.0 million payment to us, or approximately $3.4 million at the currency exchange rate as of September 30, 2025. This milestone was recorded as non-cash royalty revenue related to the sale of future royalties on our statements of operations and comprehensive loss and was remitted to HCR upon receipt.
Fosun Pharma
We have an exclusive license agreement with Fosun Pharma (Fosun Agreement) for the development, commercialization and distribution of tenapanor in China for both hyperphosphatemia and IBS-C. The Fosun Agreement granted exclusive license rights to Fosun Pharma in exchange for (i) an upfront license fee of $12.0 million, recognized upon execution of the agreement; and (ii) potential future development and commercialization milestones of up to $113.0 million, of which $13.0 million has been recognized as revenue to date. In addition, we are eligible to receive reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.
In February 2025, we announced the NDA approval by China’s Center for Drug Evaluation of the NMPA for tenapanor in the control of serum phosphorus in adult patients with CKD on hemodialysis. This approval triggered a $5.0 million milestone to us, which was recorded as licensing revenue on our statements of operations and comprehensive loss when earned during the 2025 first quarter and was received in April 2025.
Knight
We have an exclusive license agreement with Knight (Knight Agreement) for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. The Knight Agreement granted exclusive license rights to Knight in exchange for (i) an upfront license fee of $2.3 million, recognized upon execution of the agreement; and (ii) potential future development and commercialization milestones of up to CAD 22.2 million (or approximately $16.2 million at the currency exchange rate as of December 31, 2025), of which $0.7 million has been recognized as revenue to date. In addition, we are eligible to receive royalties ranging from the mid-single digits to the low twenties throughout the term of the agreement and a transfer price for manufacturing supply services.
METiS
We have an exclusive license agreement with METiS Therapeutics Inc., (METiS Agreement) for the development and commercialization of a portfolio of TGR5 agonist compounds that we discovered and developed for all therapeutic areas in exchange for (i) an upfront license fee of $0.8 million, recognized upon execution of the agreement in 2023; and (ii) potential future development and commercialization milestones of up to $243.0 million. In addition, we are also eligible to receive royalties ranging within the mid-single digits throughout the term of the agreement.
AstraZeneca
We had a termination agreement with AstraZeneca (AstraZeneca Termination Agreement), pursuant to which we agreed to pay AstraZeneca (i) future royalties at a royalty rate of 10% of net sales of tenapanor or other NHE3 products by us or our licensees; and (ii) 20% of non-royalty revenue received from a new collaboration partner should we elect to license, or otherwise provide rights to develop and commercialize tenapanor or other NHE3 products, up to a maximum of $75.0 million in aggregate for (i) and (ii). Royalty expense recognized under this agreement as cost of sales on our statements of operations and comprehensive loss was $12.7 million, $34.7 million and $12.4 million in 2025, 2024 and 2023, respectively. As of the end of the 2025 second quarter, we had fully recognized the maximum $75.0 million royalty obligation, which had been fully remitted as of the end of the 2025 third quarter.
NOTE 8. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES
We and HCR have an agreement in which HCR agreed to pay up to $20.0 million in exchange for future royalties and commercialization milestone payments that we may receive under our Kyowa Kirin Agreement, as discussed further in Note 7. Collaboration and Licensing Agreements. The $20.0 million was payable as follows: (i) $10.0 million upfront upon agreement execution, received in June 2022; (ii) $5.0 million upon Kyowa Kirin’s receipt of regulatory approval to market tenapanor for hyperphosphatemia in Japan, received in October 2023; and (iii) $5.0 million in the event net sales of tenapanor in Japan by Kyowa Kirin exceeded a defined annual target level by the end of 2025, which was not achieved as of December 31, 2025. The HCR Agreement is effective until terminated by the mutual agreement of the parties and contains customary representations and warranties and customary affirmative and negative covenants.

Payments received from HCR are recorded as a deferred royalty obligation on our balance sheets. Due to our ongoing manufacturing obligations under the Kyowa Kirin Agreement, we account for the proceeds as imputed debt and therefore recognize royalties and commercialization milestones earned under the Kyowa Kirin Agreement as non-cash royalty revenue. Non-cash interest expense is recorded at the imputed interest rate derived from estimated amounts and timing of future royalties and commercialization milestone payments expected to be received by HCR. In conjunction with the HCR Agreement, we incurred approximately $0.4 million in transaction costs, which, along with the deferred royalty obligation, are being amortized as non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. The deferred royalty obligation will be effectively repaid over the life of the HCR Agreement as we remit to HCR royalties and commercialization milestones paid to us by Kyowa Kirin. We periodically assess the estimated amounts and timing of future royalties and commercialization milestone payments from Kyowa Kirin and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation.
A summary of financial information related to the HCR Agreement is as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Non-cash interest expense related to the sale of future royalties	$(8,296)	$(7,088)	$(3,924)
Effective interest rate	25.4%	31.0%	34.7%

(in thousands)	2025	2024	2023
Deferred royalty obligation balance as of January 1,	$25,527	$20,179	$11,254
Proceeds received from HCR	—	—	5,000
Non-cash interest expense related to the sale of future royalties	8,296	7,088	3,924
Royalty and commercialization milestone payments remitted to HCR	(7,947)	(1,740)	—
Other	—	—	1
Deferred royalty obligation balance as of December 31,	$25,876	$25,527	$20,179
NOTE 9. BORROWING
Long-term borrowing was as follows:

	December 31,
(in thousands)	2025	2024	Interest rate
Principal
Term A Loan	$27,500	$27,500	7.95% + 0.022% + SOFR (subject to a floor of 1.0%)
Term B Loan	22,500	22,500	7.95% + 0.022% + SOFR (subject to a floor of 1.0%)
Term C Loan	50,000	50,000	4.25% + 0.022% + SOFR (subject to a floor of 4.7%)
Term D Loan	50,000	50,000	4.00% + 0.022% + SOFR (subject to a floor of 4.7%)
Term E Loan	50,000	—	4.00% + 0.022% + SOFR (subject to a floor of 4.7%)
Total principal	200,000	150,000
Adjustments to principal value
Unamortized discount and debt issuance costs	(1,127)	(1,136)
Accreted value of final fee	3,961	1,989
Total long-term debt	202,834	150,853
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	$202,834	$150,853
We have a loan and security agreement (as amended, 2022 Loan Agreement) with SLR, as collateral agent, and the lenders listed in the 2022 Loan Agreement (collectively, the 2022 Lenders).
On June 30, 2025, we entered into an amendment to our 2022 Loan Agreement (the Fifth Amendment), by and between us and the 2022 Lenders. The Fifth Amendment, among other things, (i) provided for the immediate draw of the principal amount of $50.0 million (the Term E Loan and together with the Term A, B, C and D Loans, the Five Loans) on the closing date of the Fifth Amendment; and (ii) provides us with the option to draw an additional $100.0 million of committed senior secured term loans, consisting of two separate term loans, each in a principal amount of $50.0 million: (a) the first of which is available at our election through June 30, 2026 (the Term F Loan) and (b) the second of which is available at our election through

December 20, 2026 (the Term G Loan and, together with the Term F Loan, the Incremental Term Loans). We concluded that the Fifth Amendment was a modification to the 2022 Loan Agreement and is accounted for accordingly.
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
We paid fees of $0.2 million, $0.1 million, $0.3 million, $0.3 million and $0.3 million on each funding date of the Term A, Term B, Term C, Term D and Term E Loans, respectively. In addition, we paid a facility fee of $1.0 million with respect to the Incremental Term Loans on the closing date of the Fifth Amendment.
We are obligated to pay a final fee equal to 4.95% of the aggregate original principal amount of the Five Loans, upon the earliest to occur of July 1, 2028, the acceleration of the Five Loans, and the prepayment, refinancing, substitution, or replacement of the Five Loans. We will be obligated to pay a final fee equal to 3.45% of the aggregate original principal amount of the Incremental Term Loans, to the extent such loans are funded, upon the earliest of any final termination, acceleration, prepayment or July 1, 2030.
We may voluntarily prepay all amounts outstanding under the Five Loans, subject to a prepayment premium of one percent of the outstanding principal amount of the Five Loans if prepaid prior to July 1, 2028. We may voluntarily prepay all amounts outstanding under the Incremental Term Loans, if drawn, subject to a prepayment premium of two percent of the outstanding principal amount of the Incremental Term Loans if prepaid prior to June 30, 2026 and one percent of the outstanding principal amount of the Incremental Term Loans if prepaid after June 30, 2026 and prior to July 1, 2030.
The 2022 Loan Agreement contains certain covenants, including a single financial covenant that the sum of our net product revenue, calculated on a trailing six-month basis, plus unrestricted cash and cash equivalents that are subject to a first-priority perfected lien in favor of SLR, shall be greater than or equal to 100% of the principal amount outstanding under the 2022 Loan Agreement. In addition, the 2022 Loan Agreement contains subjective acceleration clauses to accelerate the maturity of outstanding principal amount in the event that a material adverse change has occurred within the business, operations or financial condition of the Company. As of December 31, 2025, we believe that the likelihood of the acceleration of the maturity due to subjective acceleration clauses is remote.
The total unaccreted final fee was $5.9 million and $5.4 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, our total future payment obligation related to the outstanding balance of the term loans, excluding interest payments, was $209.9 million, which is due on July 1, 2028.
NOTE 10. DERIVATIVE LIABILITIES
2018 Exit Fee
In October 2023, we received approval from the FDA for XPHOZAH to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. In connection with a previous loan agreement (2018 Loan Agreement), we became obligated to pay an exit fee of $1.5 million, which was paid in October 2023.
2022 Exit Fee
The 2022 Loan Agreement obligated us to pay an exit fee in the amount of two percent of the Original Loans funded upon (i) any change of control transaction or (ii) our achievement of net revenue from the sale of any products equal to or greater than $100.0 million, measured on a six-month basis (Revenue Milestone), tested monthly at the end of each month. The Revenue Milestone was achieved in the 2024 second quarter, resulting in a $1.0 million payment that was settled in October 2024.

NOTE 11. LEASES
Our lease obligation is comprised of operating leases for our offices with remaining lease terms ranging from approximately two years to four years and each containing customary rent escalation clauses. Each of our leases contains one renewal, at our option, for a five-year period. We have not included these renewal periods in the calculation of the right-of-use assets and lease liabilities since it is uncertain whether we will exercise the renewal options.
The following table provides additional details of our facility leases presented in our balance sheets:

($ in thousands)	December 31,
Facilities	2025	2024
Right-of-use assets	$4,795	$2,380

Current portion of lease liabilities	$1,479	$1,562
Operating lease liability, net of current portion	3,641	1,023
Total lease liabilities	$5,120	$2,585

Weighted-average remaining term (in years)	3.1	1.8
Weighted-average discount rate	5.6%	6.5%
The lease costs, which are included in our statements of operations and comprehensive loss, and the supplemental cash flow information related to the leases were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease expense	$2,211	$4,699	$3,857
Cash paid for operating leases	$2,093	$4,931	$4,481
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of December 31, 2025:

(in thousands)	Operating Leases
2026	$1,784
2027	1,836
2028	1,402
2029	575
Thereafter	—
Total undiscounted operating lease payments	5,597
Imputed interest expenses	(477)
Total operating lease liabilities	5,120
Less: Current portion of operating lease liability	(1,479)
Operating lease liability, net of current portion	$3,641
NOTE 12. STOCKHOLDERS’ EQUITY
In January 2023, we entered into the 2023 Open Market Sales Agreement with Jefferies with respect to an “at-the-market offering” program, which was established under the Company’s shelf registration statement on Form S-3 and expired in January 2026. Under the 2023 Open Market Sales Agreement, we sold a total of 16.8 million shares of our common stock and received gross proceeds of $70.0 million at a weighted average sales price of approximately $4.17. During the year ended December 31, 2025, we did not sell any shares under the 2023 Open Market Sales Agreement.
In November 2025, we filed an automatic shelf registration statement on Form S-3ASR, which became effective upon filing, containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of our common stock, preferred stock, debt securities, warrants and/or units; and (ii) a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold from time to time, under the 2025 Open Market Sales Agreement, deemed to be “at-the-market offerings.” Pursuant to the 2025 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to three percent of the gross sales price for shares of our common stock sold under the 2025 Open Market Sales Agreement. As of December 31, 2025, there have been no sales of our common stock under the 2025 Open Market Sales Agreement.
NOTE 13. EQUITY INCENTIVE PLANS
2014 Plan
The 2014 Equity Incentive Plan (2014 Plan), effective on June 18, 2014, provided for the stock-based compensation awards, including stock options, stock appreciation rights, restricted stock, service-based RSUs, performance-based RSUs, deferred stock, deferred stock units, dividend equivalents, stock payments and performance awards. The 2014 Plan initially reserved 1.5 million shares, including the 35 thousand shares remaining for future awards under a previous equity incentive plan (2008 Plan), with up to 1.2 million additional shares which could be added from forfeited or lapsed awards from the 2008 Plan. The 2014 Plan allowed for an annual increase in the number of shares available for issuance on the first day of each year through 2024, equal to the lesser of four percent of our outstanding common stock on the last day of the immediately preceding year or a smaller amount determined by the board of directors (2014 Plan evergreen provision).
On June 14, 2024, stockholders approved the Amended and Restated 2014 Equity Incentive Award Plan (2014 A&R Plan). The key provisions pursuant to the 2014 A&R Plan included (i) an addition of 19.0 million shares to the total existing share reserve; (ii) the removal of the 2014 Plan evergreen provision such that any increase to the total number of shares that may be issued must be approved by our stockholders; and (iii) an increase for the limit of shares that may be issued upon exercise of incentive stock options from 10.7 million to 58.5 million shares. In addition to increases resulting from repurchases, forfeitures, expirations and cancellations of awards under the 2008 Plan, shares reserved for issuance under the 2014 A&R Plan will be increased by the number of shares subject to awards granted under the Inducement Plan, as discussed below, that are repurchased, forfeited, expire or are cancelled on or after June 14, 2024. As a result, no new awards would be made under the Inducement Plan following June 14, 2024.
On June 18, 2025, stockholders approved the Equity Plan Amendment to the 2014 A&R Plan to (i) increase the number of shares reserved for issuance under the 2014 A&R Plan by 10.0 million shares; and (ii) increase the limit of shares that may be issued upon exercise of incentive stock options from 58.5 million to 68.5 million shares. As of December 31, 2025, approximately 16.9 million shares of our common stock were available for future issuance under the 2014 A&R Plan, as amended.
2016 Plan
In November 2016, our board of directors approved the 2016 Employment Commencement Incentive Plan (Inducement Plan) under which 1.0 million shares were reserved. In January 2021, January 2022, December 2022 and January 2024, 0.5 million, 2.0 million, 3.0 million and 5.8 million shares, respectively, were added to the Inducement Plan. As of December 31, 2025, 9.0 million shares of our common stock were subject to inducement grants that were issued pursuant to the Inducement Plan. As of December 31, 2025, no additional shares of our common stock were available for future issuance under the 2016 Plan.
Stock Options
A summary of our stock option activity and related information for the year ended December 31, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	28,085	$5.63
Options granted	9,011	$5.08
Options exercised	(1,880)	$2.20
Options forfeited or canceled	(6,239)	$6.29
Balance as of December 31, 2025	28,977	$5.54	6.4	$37,405
Vested and expected to vest as of December 31, 2025	28,977	$5.54	6.4	$37,405
Exercisable as of December 31, 2025	18,133	$5.43	5.1	$28,181

The aggregate intrinsic value represents the difference between the total pre-tax value (i.e., the difference between our stock price and the exercise price) of stock options outstanding as of December 31, 2025, based on our common stock closing price of $5.83 per share, which would have been received by the option holders if all their in-the-money options had been exercised as of that date.
The intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $9.6 million, $19.6 million and $1.1 million, respectively. The total fair value of options vested during the years ended December 31, 2025, 2024 and 2023 was $68.1 million, $61.0 million and $24.9 million, respectively.
The weighted-average grant-date estimated fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $3.19, $6.22 and $2.36 per share, respectively. The estimated grant date fair value of employee stock options was calculated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	4.0	5.4	5.1
Expected volatility	77.6%	100.8%	97.6%
Risk-free interest rate	3.1%	4.0%	3.8%
Dividend yield	—%	—%	—%
Expected Term—We estimate the expected term of our options based upon historical exercises and post-vesting termination behavior.
Expected Volatility—We use the historic volatility of our own stock over the retrospective period corresponding to the expected remaining term of the options to compute our expected stock price volatility.
Risk-Free Interest Rate—The risk-free interest rate assumption is based on the zero-coupon U.S. treasury instruments on the date of grant with a maturity date consistent with the expected term of our stock option grants.
Dividend Yield—To date, we have not declared or paid any cash dividends and do not have any plans to do so in the future. Therefore, we use an expected dividend yield of zero.
Restricted Stock Units
A summary of our RSUs activity and related information for the year ended December 31, 2025 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2024	8,013	$6.59
Granted	11,291	$5.15
Vested	(4,070)	$5.75
Forfeited	(2,651)	$5.93
Non-vested restricted stock units as of December 31, 2025	12,583	$5.71
Restricted stock units exercisable (vested and deferred) as of December 31, 2025	21
The total estimated fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $21.7 million, $16.4 million and $3.5 million, respectively.
Issuance of Common Stock for Services
During the years ended December 31, 2025, 2024 and 2023, we issued approximately 0.1 million, 41 thousand and 0.1 million shares, respectively, of our common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under our Non-Employee Director Compensation Program, as amended. In 2025, our board of directors adopted the Fifth Amended and Restated Non-Employee Director Compensation Program, under which the board may provide each director with the opportunity to defer the settlement of restricted stock units to be granted to a future date. The shares issued during the years ended December 31, 2025, 2024 and 2023 were valued at $0.3 million, $0.3 million and $0.3 million, respectively, based on the fair value of the common stock on the date of grant.

Employee Stock Purchase Plan
The 2014 ESPP, effective on June 18, 2014, initially reserved approximately 0.2 million shares of our common stock for our eligible employees to purchase shares of our common stock at a discount. If approved by the administrator of the ESPP, on the first day of each calendar year through 2024, the number of shares in the reserve increased by an amount equal to the lesser of (i) one percent of the shares of our common stock outstanding on the last day of the immediately preceding fiscal year; and (ii) such number of shares of our common stock as determined by the board of directors (2014 ESPP evergreen provision); provided, however, no more than 2.2 million shares of our common stock could be issued under the ESPP.
On June 14, 2024, stockholders approved the Amended and Restated 2014 ESPP (A&R ESPP). The key provisions pursuant to the A&R ESPP included (i) an addition of 3.0 million shares to the total existing share reserve; and (ii) the removal of the 2014 ESPP evergreen provision such that no evergreen increases would be made after June 14, 2024.
During the years ended December 31, 2025, 2024 and 2023, we issued approximately 0.4 million, 0.5 million and 0.4 million shares, respectively, at an average share price of $4.46, $4.64 and $1.85, respectively, pursuant to the ESPP. As of December 31, 2025, approximately 3.3 million shares of our common stock were available for future issuance under the A&R ESPP.
The following table illustrates the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of ESPP purchase rights granted to our employees:

	Year Ended December 31,
	2025	2024	2023
Expected term (in years)	0.5	0.5	0.5
Expected volatility	72.6%	82.8%	86.0%
Risk-free interest rate	4.2%	5.0%	5.3%
Dividend yield	—%	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs and our ESPP included in our statements of operations and comprehensive loss was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Selling, general and administrative	$38,650	$27,791	$9,952
Research and development	10,312	9,590	3,578
Total	$48,962	$37,381	$13,530
A summary of our total unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 31, 2025 is as follows:

	Unrecognized Compensation Expense (in thousands)	Average Remaining Vesting Period (in years)
Stock option grants	$46,330	2.53
RSU grants	$67,104	2.88
ESPP	$107	0.17

NOTE 14. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	December 31,
(in thousands)	2025	2024
Office equipment and furniture	$2,686	$2,923
Leasehold improvements	2,148	9,144
Laboratory equipment	—	46
Property and equipment, gross	4,834	12,113
Less: Accumulated depreciation	(2,650)	(10,618)
Total property and equipment, net	$2,184	$1,495
We recognized depreciation expense in the amount of $0.8 million, $0.5 million and $0.6 million in 2025, 2024 and 2023, respectively.
NOTE 15. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Accrued gross to net revenue liabilities	$30,272	$10,112
Accrued sales and marketing expenses	4,598	3,696
Accrued contract manufacturing expenses	2,821	1,402
Accrued medical affairs expenses	2,538	817
Accrued payments due to AstraZeneca	—	12,077
Other	7,348	6,538
Total accrued expenses and other current liabilities	$47,577	$34,642
NOTE 16. INCOME TAXES
The components of our provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Loss before provision for income taxes
U.S.	$(60,630)	$(38,870)	$(65,520)

Provision for income taxes
Current
State	$469	$266	$47
Foreign	500	—	500
Total current	969	266	547
Deferred
Federal	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$969	$266	$547

A reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	$	%	$	%	$	%
Income tax at the federal statutory rate	$(12,732)	21.0%	$(8,163)	21.0%	$(13,759)	21.0%
State and local income taxes, net of federal effect(1)	401	(0.7)%	191	(0.5)%	13	—%
Foreign tax effects	500	(0.8)%	—	—%	500	(0.8)%
Tax credits
Research and development tax credits	(936)	1.5%	—	—%	(215)	0.3%
Other	(500)	0.8%	—	—%	(500)	0.8%
Changes in valuation allowance	9,367	(15.4)%	8,023	(20.6)%	13,601	(20.8)%
Nontaxable or nondeductible items
Section 162(m) limitation	1,322	(2.2)%	2,247	(5.8)%	1,217	(1.9)%
Stock-based compensation	3,672	(6.1)%	(2,003)	5.2%	(65)	0.1%
Other	(125)	0.2%	(29)	0.1%	(245)	0.4%
Effective tax rate	$969	(1.7)%	$266	(0.6)%	$547	(0.9)%
(1)State and local income taxes that made up the majority (greater than 50%) of the tax effect in this category included: Kentucky in 2025 and 2024; and South Carolina and Kentucky in 2023.

The following table presents our income taxes paid, net of refunds, which are all attributable to state and local:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Kentucky	$391	$50	*
Texas	41	18	5
South Carolina	*	105	18
New Jersey	*	*	8
New York	*	40	7
Massachusetts	*	20	*
Other	53	33	13
Total	$485	$266	$51
*Jurisdiction below the threshold for the period presented.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their income tax bases, as well as from net operating loss and tax credit carryforwards. Significant components of our deferred tax assets were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Net operating loss carryforwards	$124,100	$103,643
Amortization and depreciation	44,703	64,237
Tax credits	17,109	15,529
Stock-based compensation	13,446	11,226
Deferred royalty obligation	6,497	6,409
Other	14,941	8,122
Deferred tax assets	220,796	209,166
Valuation allowance	(219,592)	(208,568)
Deferred tax assets net of valuation allowance	1,204	598
Deferred tax liabilities
Right-of-use asset	(1,204)	(598)
Deferred tax liabilities	(1,204)	(598)
Net deferred taxes	$—	$—
Realization of deferred tax assets is dependent on future taxable income, if any, the timing and the amount of which are uncertain. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence evaluated was our cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 31, 2025, 2024 and 2023, a full valuation allowance has been recorded against our deferred tax assets. The valuation allowance increased by $11.0 million in 2025, primarily attributable to net operating loss carryforwards and stock-based compensation. The amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence, such as cumulative losses, are no longer present. In such cases, additional weight may be given to subjective evidence, such as our projections for growth.
As of December 31, 2025, we had net operating loss carryforwards for federal income tax purposes of approximately $572.8 million, of which approximately $422.7 million can be carried forward indefinitely and the remaining net operating losses begin to expire in 2030, if not utilized. We had approximately $19.5 million of federal research and development tax credit carryforwards and approximately $2.2 million of foreign tax credit carryforwards that begin to expire in 2027, if not utilized.
In addition, we had net operating loss carryforwards for California income tax purposes of approximately $101.6 million that begin to expire in 2030, if not utilized, and state research and development tax credit carryforwards of approximately $9.4 million that do not expire. We had approximately $0.1 million of minimum tax credit carryovers for California income tax purposes that do not expire. We had other state net operating losses of approximately $128.6 million that begin to expire in 2031.
The future utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. Due to the existence of the valuation allowance, limitations under Section 382 and 383 will not impact our effective tax rate.
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA makes permanent many of the expired and expiring tax provisions of the Tax Cuts and Jobs Act and restores certain business provisions, including the immediate expensing of domestic research and development costs. In addition, the OBBBA allows for an accelerated deduction of the unamortized domestic research and development costs capitalized during the 2022 through 2024 tax years. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment of the OBBBA did not have a material impact on our financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2025	2024	2023
Balance as of January 1,	$22,919	$23,625	$24,075
Additions based on tax positions related to current year	864	105	262
Additions based on tax positions related to prior year	—	—	99
Subtractions based on tax positions related to prior year	(811)	(811)	(811)
Balance as of December 31,	$22,972	$22,919	$23,625
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
We have elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2025, 2024 and 2023, we did not recognize accrued interest and penalties related to unrecognized tax benefits.
We file a U.S. federal income tax return and income tax returns in various state and local jurisdictions. Due to our net operating loss and tax credit carryforwards, the income tax returns remain open to U.S. federal and state tax examinations. We are not currently under examination in any tax jurisdiction.
NOTE 17. SEGMENT REPORTING
We operate in a single reportable segment with a mission to develop and commercialize innovative medicines that meet significant unmet medical needs. A centralized research and development organization, supply chain organization and commercial organization are all responsible for the development, manufacturing, supply and sale of our products. Our business is also supported by centralized corporate functions. We currently operate primarily in the U.S. and earn revenues from sales of IBSRELA and XPHOZAH, both branded products derived from tenapanor, a molecule developed from our unique and innovative platform. In addition to commercializing IBSRELA and XPHOZAH, we are also developing a next-generation NHE3 inhibitor that we believe can have application across multiple therapeutic areas. Collaboration and licensing agreements with external partners are utilized for development and commercialization activities outside the U.S. Currently, we maintain such agreements for certain indications of tenapanor in Japan (Kyowa Kirin), China (Fosun Pharma) and Canada (Knight), as discussed further in Note 7. Collaboration and Licensing Agreements. We recognize other revenues in the form of licensing revenue, product supply revenue or non-cash royalty revenue related to the sale of future royalties under such agreements. Royalties and commercialization milestones earned under the Kyowa Kirin Agreement are subject to a separate agreement where such revenue payments are sold to HCR, as discussed further in Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties.
Our Chief Executive Officer (CEO) is our Chief Operating Decision Maker (CODM), responsible for allocating resources and assessing the Company’s performance using aggregated financial information. Utilizing aggregated financial information enables the CODM to determine the most appropriate resource allocation across the commercial organization, research and development projects or other initiatives consistent with our long-term corporate wide strategic goals. The CODM primarily uses aggregated net loss as reported on the statements of operations and comprehensive loss to measure segment loss, supplemented by certain additional significant expense details reflected in the table below.

Detailed information regarding our single operating segment’s significant revenues, expenses and operating loss is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues
Product sales, net	$377,808	$319,196	$82,526
Other revenues(1)	29,512	14,419	41,930
Total revenues	407,320	333,615	124,456
Less
Cost of product sales(2)	11,185	6,851	2,323
Other cost of revenue(3)	28,352	43,705	15,472
Research and development(4)	58,429	39,480	29,231
Selling(4)	226,925	162,957	80,028
General and administrative(4)	58,662	52,916	34,020
Stock-based compensation	48,962	37,381	13,530
Other segment expenses(5)	15,782	18,275	13,128
Total costs and operating expenses	448,297	361,565	187,732
Consolidated loss from operations	(40,977)	(27,950)	(63,276)
Other reconciliation items(6)	(20,622)	(11,186)	(2,791)
Consolidated net loss	$(61,599)	$(39,136)	$(66,067)
(1)Other revenues includes revenues from our collaboration partnerships, including licensing revenue, product supply revenue and non-cash royalty revenue related to the sale of future royalties.
(2)Cost of product sales includes the cost of commercial goods sold to our Customers, such as the cost of materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process and indirect overhead costs.
(3)Other cost of revenue includes the cost of materials sold to our collaboration partners under product supply agreements, certain costs related to capacity expansion at current and future CMOs and payments due to AstraZeneca. As of the end of the 2025 second quarter, the maximum $75.0 million royalty obligation under the AstraZeneca Termination Agreement had been fully recognized.
(4)Research and development, selling and general administrative expenses herein do not include certain allocated items, such as stock-based compensation expenses.
(5)Other segment expenses primarily consists of allocated facilities, information technology, and employee costs of approximately $14.8 million, $16.9 million and $12.3 million in 2025, 2024 and 2023, respectively.
(6)Other reconciliation items includes interest expense, non-cash interest expense related to the sale of future royalties, provision for income taxes and other income, net.
NOTE 18. NET LOSS PER SHARE
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effects of stock-based awards. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, unvested restricted stock units and ESPP shares issuable pursuant to the current purchase period. As we had net losses for the years ended December 31, 2025, 2024 and 2023, all potential common shares were determined to be anti-dilutive.
The following table sets forth the computation of net loss per common share:

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Numerator
Net loss	$(61,599)	$(39,136)	$(66,067)
Denominator
Weighted average common shares outstanding - basic and diluted	241,034	235,233	219,331
Net loss per share of common stock - basic and diluted	$(0.26)	$(0.17)	$(0.30)

The total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Options to purchase common stock	29,904	27,800	20,877
Restricted stock units	12,703	7,883	3,086
ESPP shares issuable	165	230	249
Total	42,772	35,913	24,212
The number of potential common shares that would have been included in diluted income per share had it not been for the anti-dilutive effect caused by the net loss, computed by converting these securities using the treasury stock method during the years ended December 31, 2025, 2024 and 2023, was approximately 5.7 million, 9.2 million and 6.3 million, respectively.
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
Legal Proceedings and Claims
On December 7, 2021 and March 29, 2022, two verified shareholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC (together, the Go and Morris actions). The complaints allege that the defendants’ violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets for personally making and/or causing Ardelyx to make materially false and misleading statements regarding the Company’s business, operations and prospects. The complaint seeks contribution under Sections 10(b) and 21D of the Exchange Act from two executive officers. On January 19, 2022 and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the motion(s) to dismiss in the lawsuits captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris actions and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action. The Securities Class Actions were voluntarily dismissed on March 5, 2025. The court dismissed the Go and Morris actions on April 30, 2025.
On July 17, 2024, in partnership with the AAKP and the NMQF, we filed a lawsuit in the U.S. District Court for the District of Columbia against CMS, claiming that CMS has violated its statutory and regulatory authority under MIPPA, which established the ESRD PPS bundled payment system for dialysis services in 2008. Specifically, the lawsuit claims that moving XPHOZAH, along with all oral-only drugs, into the ESRD PPS is inconsistent with MIPPA’s statutory provision, and contradicts CMS’s own regulations. XPHOZAH and other oral-only drugs are not administered by dialysis providers and cannot be taken during the delivery of maintenance dialysis. On November 8, 2024, the U.S. District Court for the District of Columbia granted defendants’ Motion to Dismiss and denied plaintiffs’ Motion for Preliminary Injunction, or in the Alternative, for Expedited Summary Judgment. Following the District Court’s denial of plaintiffs’ Motion to Alter or Amend the Judgment, or in the Alternative, for an Injunction Pending Appeal, plaintiffs filed an Emergency Motion for an Administrative Stay and Injunction Pending Appeal, which was denied by the United States Court of Appeals for the District of Columbia Circuit. Appellants filed an initial brief in the appeal on February 4, 2025; Appellees filed an initial brief on March 6, 2025; and Appellants filed a reply brief on March 27, 2025. Both Appellees and Appellants filed a final brief on April 10, 2025. Oral argument in the case was heard on September 25, 2025.

On August 16, 2024, a complaint was filed against us in the U.S. District Court of Massachusetts, captioned Yarborough v. Ardelyx, Inc., et al., No. 24-cv-12119 (D. Mass.). The complaint names the Company, Michael Raab, and Justin Renz as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, related to our announcement on July 2, 2024 that it had chosen not to file an application for Transitional Drug Add-on Payment Adjustment for XPHOZAH (the Yarborough Action). The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. The Court appointed Tate Wood as lead plaintiff on October 30, 2024. The lead plaintiff filed an amended complaint on January 13, 2025, in which he added Susan Rodriguez, Laura Williams and Elizabeth Grammer as additional defendants and removed Justin Renz as a defendant. The lead plaintiff purports to bring claims on behalf of all those who acquired Ardelyx common stock between February 22, 2024 and July 1, 2024. Defendants filed a motion to dismiss the amended complaint on March 14, 2025. Plaintiffs filed a response on May 13, 2025. Defendants filed a reply in support of their motion to dismiss on June 23, 2025. A hearing on the motion to dismiss was held on September 25, 2025, and on December 24, 2025, the Court granted defendants’ motion to dismiss and issued an order dismissing the case with prejudice. On January 21, 2026, Plaintiffs appealed the District Court’s decisions to the United States Court of Appeals for the First Circuit.
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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of December 31, 2025, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2025, management, with the participation of our CEO and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and the CFO, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
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

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of our internal control over financial reporting, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the 2025 fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Financial Statements included in Item 8 of this Annual Report on Form 10-K and has issued a report on our internal control over financial reporting as of December 31, 2025. Their report on the audit of internal control over financial reporting appears below.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ardelyx, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Ardelyx, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ardelyx, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Ardelyx, Inc. as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 19, 2026
ITEM 9B. OTHER INFORMATION
Trading Plans
During the three months ended December 31, 2025, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below.

Name and Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares Available to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
John Bishop, Chief Technical and Quality Officer	Adoption	November 6, 2025	X		156,687	November 6, 2026
Michael Raab, President and Chief Executive Officer and Director	Adoption	November 7, 2025	X		500,000	February 15, 2027
Elizabeth Grammer, former Chief Legal Officer	Adoption	November 11, 2025	X		114,638	August 30, 2026
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEMS 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our stockholders for our 2026 Annual Meeting of Stockholders.

Incorporated by Reference to Our Proxy Statement
Item 10. Directors, Executive Officers, and Corporate Governance.
“Executive Officers,” “Election of Directors,” “Board and Corporate Governance Matters,” and “Security Ownership of Certain Beneficial Owners and Management” sections. We have included information regarding our Code of Business Conduct and Ethics and our Insider Trading Policy below.

Item 11. Executive Compensation.	“Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” sections, but exclusive of any information contained under the heading “Pay Versus Performance”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	“Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” sections.
Item 13. Certain Relationships and Related Transactions, and Director Independence.	“Certain Relationships and Related Party Transactions” and “Board and Corporate Governance Matters” sections.
Item 14. Principal Accountant Fees and Services.	“Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” sections.
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
Insider Trading Policy and Procedures
We have an insider trading compliance policy and procedures governing the purchase, sale and other dispositions of our securities that apply to all of our personnel, including directors, officers, employees and other covered persons. We believe that our insider trading compliance policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy and procedures is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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
ITEM 16. FORM 10-K SUMMARY
None.

Exhibit Index

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	6/24/2014	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	6/20/2023	3.1
3.3	Second Amended and Restated Bylaws.	8-K	08/04/2025	3.1
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	6/18/2014	4.2
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1(a)	Lease Agreement, dated December 30, 2020, by and between Ardelyx, Inc. and Prospect Fifth Ave, LLC.	10-K	3/8/2021	10.31
10.1(b)	Amendment Number 2 to Lease Agreement by and between Ardelyx, Inc. and Prospect Fifth Avenue, LLC.	10-Q	5/2/2024	10.3(b)
10.1(c)	Amendment Number 3 to Lease Agreement by and between Ardelyx, Inc. and Prospect Fifth Avenue, LLC.	10-Q	5/2/2024	10.3(c)
10.1(d)	Amendment Number 4 to Lease Agreement by and between Ardelyx, Inc. and Prospect Fifth Avenue, LLC.	10-Q	8/4/2025	10.2
10.2	Lease Agreement, dated October 3, 2024, by and between Ardelyx, Inc. and BMR-Pacific Research Center LP.	8-K	10/9/2024	10.1
10.3(a)#	Ardelyx, Inc. Amended and Restated 2014 Equity Incentive Award Plan.	10-Q	8/1/2024	10.1
10.3(b)#	First Amendment to the Ardelyx, Inc. Amended and Restated 2014 Equity Incentive Award Plan.	8-K	06/18/2025	10.1
10.3(c)#	Form of Stock Option Grant Notice under the Amended and Restated 2014 Equity Incentive Award Plan.				X
10.3(d)#	Form of Stock Option Agreement under the Amended and Restated 2014 Equity Incentive Award Plan.				X
10.3(e)#	Form of Restricted Stock Unit Award Grant Notice under the Amended and Restated 2014 Equity Incentive Award Plan.				X
10.3(f)#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Equity Incentive Award Plan.				X
10.3(g)#	Form of Non-Employee Director Stock Option Grant Notice under the Amended and Restated 2014 Equity Incentive Award Plan.				X
10.3(h)#	Form of Non-Employee Director Stock Option Agreement under the Amended and Restated 2014 Equity Incentive Award Plan.				X
10.3(i)#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice under the Amended and Restated 2014 Equity Incentive Award Plan.				X
10.3(j)#	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Equity Incentive Award Plan.				X
10.4#	Ardelyx, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.	10-Q	8/1/2024	10.2
10.5(a)#	Ardelyx, Inc. 2016 Employment Commencement Incentive Plan.	S-8	3/7/2023	99.3
10.5(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2016 Employment Commencement Incentive Plan.	S-8	11/10/2016	99.2
10.5(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2016 Employment Commencement Incentive Plan.	S-8	11/10/2016	99.3
10.5(d)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2016 Employment Commencement Incentive Plan.	S-8	11/10/2016	99.4

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.6#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	6/9/2014	10.7
10.7#	Second Amended and Restated Executive Employment Agreement, dated April 29, 2025, by and between Ardelyx, Inc. and Michael Raab.	10-Q	5/1/2025	10.1
10.8#	Offer Letter, dated December 28, 2009, by and between Ardelyx, Inc. and David Rosenbaum, Ph.D.	S-1/A	6/9/2014	10.13
10.9#	Transition and Separation Agreement, dated November 5, 2025, by and between Ardelyx, Inc. and David Rosenbaum.				X
10.10#	Offer Letter, dated November 21, 2012, by and between Ardelyx, Inc. and Elizabeth Grammer, Esq.	S-1/A	6/9/2014	10.14
10.11#	Transition and Separation Agreement, dated December 17, 2025, by and between Ardelyx, Inc. and Elizabeth Grammer.				X
10.12#	Offer Letter, dated June 2, 2020, by and between Ardelyx, Inc. and Justin Renz.	10-Q	8/6/2020	10.3
10.13#	Transition and Separation Agreement, dated August 1, 2025, by and between Ardelyx, Inc. and Justin Renz.	10-Q	10/30/2025	10.1
10.14#	Form of Amended and Restated Change in Control and Severance Agreement for Executive Officers Other Than CEO.	10-Q	5/1/2025	10.2
10.15#	Fifth Amended and Restated Non-Employee Director Compensation Program.				X
10.16#	Offer Letter, dated February 13, 2024 by and between Ardelyx, Inc. and Michael Kelliher.	10-Q	5/2/2024	10.29
10.17#	Offer Letter, dated July 25, 2024 by and between Ardelyx, Inc. and Eric Foster.	10-Q	10/31/2024	10.6
10.18#	Offer Letter, dated April 10, 2025 by and between Ardelyx, Inc. and James P. Brady.	10-Q	8/4/2025	10.3
10.19#	Offer Letter, dated September 23, 2025, by and between Ardelyx, Inc. and Susan Hohenleitner.	10-Q	10/30/2025	10.2
10.20#	Offer Letter, dated June 29, 2025, by and between Ardelyx, Inc. and John Bishop.	10-Q	10/30/2025	10.3
10.21#	Offer Letter, dated May 29, 2025, by and between Ardelyx, Inc. and Edward Conner.	10-Q	10/30/2025	10.4
10.22	Commercial Supply Agreement, dated August 7, 2024 and effective as of July 23, 2024, by and between Ardelyx, Inc. and Catalent.	8-K	8/12/2024	10.1
10.23	Commercial Supply Agreement, dated October 25, 2024, by and among Ardelyx, Inc., Hovione Farmaciência, S.A. and Hovione, LLC.	10-Q	10/31/2024	10.2
10.24(a)†	License Agreement, dated November 27, 2017, by and between Kyowa Hakko Kirin Co., Ltd. and Ardelyx, Inc.				X
10.24(b)	Amendment Number 1 to License Agreement, dated as of November 27, 2017, by and among Ardelyx, Inc., and Kyowa Kirin Co., Ltd.	10-K	3/2/2023	10.21(b)
10.24(c)	Amendment Number 2 to License Agreement, dated as of April 11, 2022, by and among Ardelyx, Inc., and Kyowa Kirin Co., Ltd.	8-K	4/11/2022	99.1
10.25†	License Agreement, dated December 11, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. and Ardelyx, Inc.				X
10.26	Royalty and Sales Milestone Interest Acquisition Agreement dated June 29, 2022, by and between Ardelyx, Inc. and Healthcare Royalty Partners IV, L.P.	10-Q	8/4/2022	10.1
10.27(a)	Loan and Security Agreement dated February 23, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.	10-Q	5/5/2022	10.1
10.27(b)	First Amendment to the Loan and Security Agreement dated August 1, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.	10-Q	8/4/2022	10.2

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.27(c)	Second Amendment to the Loan and Security Agreement dated February 9, 2023, by and between Ardelyx, Inc. and SLR Investment Corp.	10-K	3/2/2023	10.24(c)
10.27(d)	Third Amendment to the Loan and Security Agreement dated October 17, 2023, by and between Ardelyx, Inc. and SLR Investment Corp.	8-K	10/18/2023	10.1
10.27(e)	Fourth Amendment to the Loan and Security Agreement dated October 29, 2024, by and between Ardelyx, Inc. and SLR Investment Corp.	10-Q	10/31/2024	10.5
10.27(f)	Fifth Amendment to Loan and Security Agreement, dated June 30, 2025, by and among the Ardelyx, Inc., SLR Investment Corp., as collateral agent, and the lenders party thereto.	8-K	07/03/2025	10.1
10.28	Exit Fee Agreement dated February 23, 2022, by and between Ardelyx, Inc. and SLR Investment Corp.	10-Q	5/5/2022	10.2
10.29	Exit Fee Agreement, dated May 16, 2018, by and between the Company and Solar Capital Ltd. and Western Alliance Bank	10-Q	8/7/2018	10.2
10.30(a)	Manufacturing Services Agreement, dated May 18, 2020, between Ardelyx, Inc. and Patheon Pharmaceuticals Inc.	10-Q	8/6/2020	10.5
10.30(b)	First Amendment to the Manufacturing Services Agreement dated February 27, 2023, between Ardelyx, Inc. and Patheon Pharmaceuticals Inc.	10-K	3/2/2023	10.27(b)
10.31	Open Market Sales Agreement, dated January 18, 2023 between Ardelyx, Inc. and Jefferies LLC.	S-3	1/19/2023	1.2
10.32	Open Market Sales Agreement, dated November 3, 2025 between Ardelyx, Inc. and Jefferies LLC.	S-3	11/3/2025	1.2
19.1	Ardelyx, Inc. Insider Trading Compliance Policy and Procedures.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a‑14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C §1350.				X
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	2/22/2024	97.1
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
_______________________________
†    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.
#    Indicates management contract or compensatory plan.
*    The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Ardelyx, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: February 19, 2026	By:	/s/ Joseph Reilly
Joseph Reilly Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Michael Raab, Susan Hohenleitner, and Joseph Reilly, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Raab	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
Michael Raab

/s/ Susan Hohenleitner	Chief Financial Officer (Principal Financial Officer)	February 19, 2026
Susan Hohenleitner

/s/ Joseph Reilly	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026
Joseph Reilly

/s/ David Mott	Chairman of the Board of Directors	February 19, 2026
David Mott

/s/ Robert Bazemore	Director	February 19, 2026
Robert Bazemore

/s/ William Bertrand, Jr.	Director	February 19, 2026
William Bertrand, Jr., J.D.

/s/ Muna Bhanji	Director	February 19, 2026
Muna Bhanji, R.Ph.

/s/ Onaiza Cadoret-Manier	Director	February 19, 2026
Onaiza Cadoret-Manier

/s/ Merdad Parsey	Director	February 19, 2026
Merdad Parsey, M.D., Ph.D.

/s/ Richard Rodgers	Director	February 19, 2026
Richard Rodgers

SUMMARY OF ABBREVIATED TERMS
Throughout this 2025 Form 10-K, we have used terms which are defined below:

340B Program	Public Health Service’s 340B Drug Pricing Program	HCR	HealthCare Royalty Partners IV, L.P.
AAKP	American Association of Kidney Patients	HCR Agreement	Royalty and Sales Milestone Interest Acquisition Agreement
ACA	Affordable Care Act	HHS	Department of Health and Human Services
AI Technologies	Artificial intelligence, machine learning and certain automated decision-making technologies	HIPAA	Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder
AMP	average manufacturer price	HRSA	Health Resources and Services Administration
ANDA	abbreviated New Drug Application	IBS-C	irritable bowel syndrome with constipation
API	active pharmaceutical ingredient	IND	Investigational New Drug
AstraZeneca	AstraZeneca AB	IRA	Inflation Reduction Act of 2022
ASU	Accounting Standards Update	IRB	Institutional Review Board
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act	IT	information technology
cGMP	current Good Manufacturing Practice	Jefferies	Jefferies LLC
CIC	chronic idiopathic constipation	Kyowa Kirin	Kyowa Kirin Co., Ltd.
CKD	chronic kidney disease	Knight	Knight Therapeutics, Inc.
CME	Chicago Mercantile Exchange	MDRP	Medicaid Drug Rebate Program
CMO	contract manufacturing organization	METiS	METiS Therapeutics, Inc.
CMS	Centers for Medicare & Medicaid Services	MHLW	Ministry of Health, Labour and Welfare
CRO	contract research organization	MIPPA	Medicare Improvements for Patients and Providers Act
Customers	collectively, major wholesalers, specialty pharmacies and GPOs (IBSRELA) and specialty wholesaler (XPHOZAH)	OLC	Oxylanthanum Carbonate
DPF	EU-US Data Privacy Framework	NCE	new chemical entity
EEA	European Economic Area	NDA	New Drug Application
ESPP	Employee Stock Purchase Plan	NHE3	sodium hydrogen exchange 3
ESRD	End-Stage Renal Disease	NMPA	National Medical Products Administration
ESRD PPS	End-Stage Renal Disease Prospective Payment System	NOL	net operating loss
EU Patent Package	European Patent Package	NMQF	National Minority Quality Forum
Exchange Act	the Securities Exchange Act of 1934, as amended	Non-FAMP	Non-Federal Average Manufacturer Price
FASB	Financial Accounting Standards Board	R&D	research and development
FDA	Food and Drug Administration	REMS	Risk Evaluation and Mitigation Strategy
FFDCA	Federal Food, Drug, and Cosmetic Act	RSU	restricted stock units
Fosun Pharma	Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd.	SLR	SLR Investment Corp.
FSS	Federal Supply Schedule	SEC	Securities and Exchange Commission
FTC	Federal Trade Commission	SOFR	Secured Overnight Financing Rate
GCP	Good Clinical Practice	TDAPA	Transitional Drug Add-on Payment Adjustment
GDPR	European Union General Data Protection Regulation	UPC	European Unified Patent Court
GLP	Good Laboratory Practice	U.S.	United States
GPO	group purchasing organization	USPTO	U.S. Patent and Trademark Office
GTN	gross-to-net	VA	Department of Veterans Affairs