Form 10-Q
period 2026-03-31
ARDELYX, INC.
filed 2026-04-30
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(617) 675-2739
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of April 23, 2026, was 247,029,387.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “Ardelyx,” “Company,” “we,” “us” and “our” refer to Ardelyx, Inc.
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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
•Failure to obtain or maintain adequate coverage and reimbursement for IBSRELA and XPHOZAH could limit our ability to market those products and decrease our ability to generate revenue.
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
The summary risk factors described above should be read together with the text of the full risk factors below in the section titled “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, as well as in other documents that we file with the U.S. SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.
NOTE REGARDING TRADEMARKS
ARDELYX®, IBSRELA® and XPHOZAH® are trademarks of Ardelyx. All other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ARDELYX, INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDELYX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$31,209	$67,999
Short-term investments	206,865	196,690
Accounts receivable	82,840	71,848
Inventory	22,745	17,735
Prepaid commercial manufacturing	14,635	14,479
Prepaid expenses and other current assets	23,576	13,566
Total current assets	381,870	382,317
Property and equipment, net	2,002	2,184
Inventory, non-current	105,280	105,372
Prepaid commercial manufacturing, non-current	4,238	—
Right-of-use assets	4,433	4,795
Other assets	6,684	6,936
Total assets	$504,507	$501,604
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$28,195	$19,235
Accrued compensation and benefits	9,382	19,108
Current portion of operating lease liability	1,510	1,479
Deferred revenue	3,248	1,206
Accrued expenses and other current liabilities	67,233	47,577
Total current liabilities	109,568	88,605
Operating lease liability, net of current portion	3,237	3,641
Long-term debt	203,517	202,834
Deferred revenue, non-current	13,699	13,699
Deferred royalty obligation related to the sale of future royalties	25,864	25,876
Total liabilities	355,885	334,655
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized; 246,973,414 and 244,351,501 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	25	24
Additional paid-in capital	1,133,265	1,113,666
Accumulated deficit	(984,544)	(946,939)
Accumulated other comprehensive (loss) income	(124)	198
Total stockholders’ equity	148,622	166,949
Total liabilities and stockholders’ equity	$504,507	$501,604
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Product sales, net	$93,373	$67,814
Product supply revenue	354	254
Licensing revenue	51	5,020
Non-cash royalty revenue related to the sale of future royalties	695	1,026
Total revenues	94,473	74,114
Costs and operating expenses
Cost of sales	4,811	12,303
Research and development	20,188	14,938
Selling, general and administrative	102,267	83,222
Total costs and operating expenses	127,266	110,463
Loss from operations	(32,793)	(36,349)
Interest expense	(5,599)	(4,191)
Non-cash interest expense related to the sale of future royalties	(1,317)	(2,071)
Other income, net	2,112	2,326
Loss before provision for income taxes	(37,597)	(40,285)
Provision for income taxes	8	859
Net loss	$(37,605)	$(41,144)
Net loss per share of common stock - basic and diluted	$(0.15)	$(0.17)
Shares used in computing net loss per share - basic and diluted	245,855,082	238,624,145
Comprehensive loss
Net loss	$(37,605)	$(41,144)
Unrealized losses on available-for-sale securities	(322)	(39)
Comprehensive loss	$(37,927)	$(41,183)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	244,351,501	$24	$1,113,666	$(946,939)	$198	$166,949
Issuance of common stock under employee stock purchase plan	136,480	—	742	—	—	742
Issuance of common stock upon exercise of options	1,100,306	1	4,699	—	—	4,700
Issuance of common stock upon vesting of restricted stock units	1,385,127	—	—	—	—	—
Stock-based compensation	—	—	14,158	—	—	14,158
Unrealized losses on available-for-sale securities	—	—	—	—	(322)	(322)
Net loss	—	—	—	(37,605)	—	(37,605)
Balance as of March 31, 2026	246,973,414	$25	$1,133,265	$(984,544)	$(124)	$148,622

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	238,015,825	$24	$1,058,548	$(885,340)	$57	$173,289
Issuance of common stock under employee stock purchase plan	222,734	—	1,015	—	—	1,015
Issuance of common stock upon exercise of options	389,963	—	467	—	—	467
Issuance of common stock upon vesting of restricted stock units	572,734	—	—	—	—	—
Stock-based compensation	—	—	12,088	—	—	12,088
Unrealized losses on available-for-sale securities	—	—	—	—	(39)	(39)
Net loss	—	—	—	(41,144)	—	(41,144)
Balance as of March 31, 2025	239,201,256	$24	$1,072,118	$(926,484)	$18	$145,676
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(37,605)	$(41,144)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	915	602
Non-cash lease expense	362	923
Stock-based compensation	14,158	12,088
Non-cash interest expense	1,582	2,136
Non-cash royalty revenue related to the sale of future royalties	(695)	(1,026)
Other, net	(571)	(1,191)
Changes in operating assets and liabilities
Accounts receivable	(10,992)	11,238
Inventory	(4,918)	(14,692)
Prepaid commercial manufacturing	(4,394)	(716)
Prepaid expenses and other assets	(10,004)	(5,022)
Accounts payable	8,960	(2,278)
Accrued compensation and benefits	(9,726)	(7,772)
Operating lease liabilities	(373)	(991)
Accrued and other liabilities	19,022	8,043
Deferred revenue	2,042	1,345
Net cash used in operating activities	(32,237)	(38,457)
Investing activities
Proceeds from maturities and redemptions of investments	37,950	34,726
Purchases of investments	(47,876)	(31,550)
Purchases of property and equipment	(69)	(325)
Net cash (used in) provided by investing activities	(9,995)	2,851
Financing activities
Proceeds from issuance of common stock under equity incentive plans	5,442	1,482
Net cash provided by financing activities	5,442	1,482
Net decrease in cash and cash equivalents	(36,790)	(34,124)
Cash and cash equivalents at beginning of period	67,999	64,932
Cash and cash equivalents at end of period	$31,209	$30,808
Supplemental disclosure of cash flow information
Cash paid for interest	$3,114	$2,454
Cash (refunded) paid for income taxes	$(69)	$2
Supplemental disclosure of non-cash activity
Right-of-use assets obtained in exchange for lease obligations	$—	$2,213
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF OPERATIONS
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative medicines that meet significant unmet medical needs. We currently market two therapies from the active ingredient tenapanor, a sodium/hydrogen exchanger (NHE3) inhibitor that was discovered and developed by Ardelyx. NHE3 is an antiporter expressed on the apical surface of the small and large intestines. Tenapanor is a minimally absorbed, small molecule therapy.
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
We are also developing a next-generation NHE3 inhibitor, RDX10531, which has demonstrated in preclinical models to have improved solubility and potency compared to tenapanor. We believe that RDX10531 can have application across multiple therapeutic areas.
We operate in one business segment, which is the development and commercialization of biopharmaceutical products. Refer to Note 12. Segment Reporting for further segment reporting information.
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
Certain prior year amounts have been reclassified to conform to the current year presentation on the condensed statements of operations and comprehensive loss to include the “cost of product sales” and the “other cost of revenue” captions within the “cost of sales” caption. Certain prior year amounts have also been reclassified to conform to the current year presentation in Note 12. Segment Reporting. These reclassifications had no effect on the previously reported results of operations.
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our 2025 Form 10-K. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the entire year ending December 31, 2026, or for any other interim period or future year.
Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for definitions of terms used throughout the document.
Critical Accounting Policies and Estimates
The preparation of financial statements requires management to make estimates, judgments and assumptions. The most significant assumptions are estimates used in our revenue gross-to-net accruals and other assumptions. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates. Our critical accounting policies and estimates are discussed in our 2025 Form 10-K.
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

Recent Accounting Pronouncements
Recent Accounting Pronouncement Not Yet Adopted
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
NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The following table summarizes our cash, cash equivalents and short-term investments:

	March 31, 2026				December 31, 2025
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Cash and cash equivalents
Cash	$9,543	$—	$—	$9,543	$18,569	$—	$—	$18,569
Money market funds	21,666	—	—	21,666	49,430	—	—	49,430
Total cash and cash equivalents	31,209	—	—	31,209	67,999	—	—	67,999
Short-term investments
U.S. treasury securities	$94,379	$11	$(38)	$94,352	$95,052	$105	$—	$95,157
Commercial paper	48,958	3	(68)	48,893	46,421	32	(3)	46,450
U.S. government-sponsored agency bonds	35,266	5	(18)	35,253	27,330	36	—	27,366
Corporate bonds	23,274	3	(15)	23,262	22,557	25	—	22,582
Yankee bonds	5,112	—	(7)	5,105	5,132	3	—	5,135
Total short-term investments	206,989	22	(146)	206,865	196,492	201	(3)	196,690
Total cash, cash equivalents and investments	$238,198	$22	$(146)	$238,074	$264,491	$201	$(3)	$264,689
Realized gains or losses have not been significant and are included in other income, net in our condensed statements of operations and comprehensive loss.
Unrealized losses as of March 31, 2026 and December 31, 2025 were not material. All of the short-term available-for-sale securities held as of March 31, 2026 and December 31, 2025 had contractual maturities of less than one year, and no investment was in a continuous unrealized loss position for more than one year. Therefore, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of March 31, 2026 and December 31, 2025.
See “Cash Equivalents” and “Short-Term Investments” captions of Note 2. Summary of Significant Accounting Policies of our 2025 Form 10-K for more information on our accounting policies for cash equivalents and short-term investments.

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
The following table sets forth the fair value of our financial assets that are measured or disclosed on a recurring basis by level within the fair value hierarchy:

	March 31, 2026				December 31, 2025
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$21,666	$21,666	$—	$—	$49,430	$49,430	$—	$—
U.S. treasury securities	94,352	—	94,352	—	95,157	—	95,157	—
Commercial paper	48,893	—	48,893	—	46,450	—	46,450	—
U.S. government-sponsored agency bonds	35,253	—	35,253	—	27,366	—	27,366	—
Corporate bonds	23,262	—	23,262	—	22,582	—	22,582	—
Yankee bonds	5,105	—	5,105	—	5,135	—	5,135	—
Total	$228,531	$21,666	$206,865	$—	$246,120	$49,430	$196,690	$—
Fair Value of Debt
The outstanding principal under our 2022 Loan Agreement is subject to a variable interest rate and therefore, we believe the carrying amount of the term loan facility approximated its fair value as of March 31, 2026 and December 31, 2025. See Note 8. Borrowing for a description of the Level 2 inputs used to estimate the fair value of the liability.
The carrying value of the deferred royalty obligation related to the sale of future royalties approximated its fair value as of March 31, 2026 and December 31, 2025, and is based on our current estimates of future royalties and commercialization milestones expected to be received by HCR over the life of the HCR Agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties.
NOTE 4. INVENTORY
Inventory consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$27,941	$28,009
Work in process	90,043	88,259
Finished goods	10,041	6,839
Total	$128,025	$123,107
Reported as
Inventory	$22,745	$17,735
Inventory, non-current	105,280	105,372
Total	$128,025	$123,107

Prepaid commercial manufacturing with third-party CMOs not included in inventory was $18.9 million and $14.5 million as of March 31, 2026 and December 31, 2025, respectively. There were $4.2 million prepayments expected to be converted into inventory after 12 months as of March 31, 2026, compared to none as of December 31, 2025.
NOTE 5. REVENUE
Disaggregation of total revenues by nature is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Product sales, net	$93,373	$67,814
Product supply revenue	354	254
Licensing revenue	51	5,020
Non-cash royalty revenue related to the sale of future royalties	695	1,026
Total revenues	$94,473	$74,114
Product Sales, Net
Total product sales, net was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Product sales, net
IBSRELA	$70,074	$44,403
XPHOZAH	23,299	23,411
Total product sales, net	$93,373	$67,814
Product sales, net as a percentage of total revenues	98.8%	91.5%
Concentrations
Gross product sales from Customers accounting for more than 10% of total revenues were as follows:

	Three Months Ended March 31,
	2026	2025
Customers(1)
BioRidge Pharma, LLC	85.5%	63.8%
Cencora, Inc.	17.2%	18.2%
McKesson Corporation	15.7%	16.9%
Cardinal Health, Inc.	12.8%	22.2%
Caremark, LLC	12.1%	—%
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

GTN Adjustments
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2025	$1,693	$34,456	$9,274	$45,423
Provisions(1)	8,205	29,969	15,071	53,245
Credits/payments	(7,753)	(25,012)	(12,475)	(45,240)
Balance as of March 31, 2026	$2,145	$39,413	$11,870	$53,428
(1)Adjustments to prior period provisions recorded in the current period were not material.
NOTE 6. COLLABORATION AND LICENSING AGREEMENTS
We have out-licensed to external partners for the development and commercialization of tenapanor outside of the U.S. We recognize revenue from our collaboration partnerships as licensing revenue, product supply revenue or non-cash royalty revenue related to the sale of future royalties. See Note 7. Collaboration and Licensing Agreements and “Collaboration and Licensing Revenue” caption of Note 2. Summary of Significant Accounting Policies of our 2025 Form 10-K for more information on the nature, purpose, significant rights and obligations of the parties, as well as our accounting policies for such revenue streams.
The following table summarizes total revenues by collaboration partner:

	Three Months Ended March 31,
(in thousands)	2026	2025
Licensing revenue
Knight	$31	$20
Fosun Pharma	20	5,000
Total licensing revenue	$51	$5,020
Product supply revenue
Fosun Pharma	$352	$—
Kyowa Kirin	2	—
Knight	—	254
Total supply revenue	$354	$254
Non-cash royalty revenue related to the sale of future royalties
Kyowa Kirin	$695	$1,026
The following table presents changes in our current deferred revenue balances by collaboration partner:

(in thousands)	2026			2025
Current	Kyowa Kirin	Fosun Pharma	Total	Kyowa Kirin	Fosun Pharma	Total
Deferred revenue balance as of January 1,	$—	$1,206	$1,206	$10,686	$—	$10,686
Prepaid product supply	—	2,391	2,391	227	—	227
Product supply delivered	—	(349)	(349)	—	—	—
Reclassify amounts to be recognized in the next 12 months	—	—	—	—	—	—
Deferred revenue balance as of March 31,	$—	$3,248	$3,248	$10,913	$—	$10,913

The following table presents changes in our non-current deferred revenue balances by collaboration partner:

(in thousands)	2026			2025
Non-current	Kyowa Kirin	Fosun Pharma	Total	Kyowa Kirin	Fosun Pharma	Total
Deferred revenue balance as of January 1,	$13,699	$—	$13,699	$7,232	$—	$7,232
Prepaid product supply	—	—	—	1,118	—	1,118
Product supply delivered	—	—	—	—	—	—
Reclassify amounts to be recognized in the next 12 months	—	—	—	—	—	—
Deferred revenue balance as of March 31,	$13,699	$—	$13,699	$8,350	$—	$8,350
Significant developments and updates related to our collaboration partnerships in the three months ended March 31, 2026 and 2025 are discussed below.
Fosun Pharma
In March 2026, Fosun Pharma reported the first commercial sales of tenapanor, marketed under the Chinese trade name Wan Ti Le, for patients with CKD on hemodialysis with hyperphosphatemia in China. Pursuant to the terms of the license and manufacturing services agreements with Fosun Pharma, we are eligible to receive reimbursement of cost plus a reasonable overhead for the supply of product and tiered royalties on net sales ranging from the mid-teens to 20%.
In February 2025, we announced the NDA approval by China’s Center for Drug Evaluation of the NMPA for tenapanor in the control of serum phosphorus in adult patients with CKD on hemodialysis. This approval triggered a $5.0 million milestone to us, which was recorded as licensing revenue in our condensed statements of operations and comprehensive loss in the 2025 first quarter.
Knight - Former Collaboration Partner
Effective as of March 13, 2026, we entered into a termination agreement with Knight, pursuant to which we and Knight agreed to mutually terminate our exclusive license agreement for the development, commercialization and distribution of tenapanor in Canada for hyperphosphatemia and IBS-C. The decision was not related to any concerns regarding the safety, efficacy or quality of the product. Sales of IBSRELA in Canada were discontinued effective March 31, 2026. The termination did not have a material effect on our operations or financial results, and we do not expect it to adversely impact our operations or financial results in the future.
AstraZeneca
In connection with the AstraZeneca Termination Agreement, we recognized royalty expense as cost of sales in our condensed statements of operations and comprehensive loss of $8.8 million in the three months ended March 31, 2025. As of the end of the 2025 second quarter, we had fully recognized the maximum $75.0 million royalty obligation, which had been fully remitted as of the end of the 2025 third quarter.
NOTE 7. DEFERRED ROYALTY OBLIGATION RELATED TO THE SALE OF FUTURE ROYALTIES
We and HCR have an agreement in which HCR paid $15.0 million in exchange for royalty and commercialization milestone payments that we may receive under our Kyowa Kirin Agreement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties of our 2025 Form 10-K for further discussion on the nature, purpose, significant rights and obligations of the parties, as well as our accounting policies regarding the HCR Agreement.
Payments received from HCR are recorded as a deferred royalty obligation on our balance sheets, which is being amortized as non-cash interest expense over the estimated life of the HCR Agreement using the effective interest method. The deferred royalty obligation will be effectively repaid over the life of the HCR Agreement as we remit to HCR royalties and commercialization milestones paid to us by Kyowa Kirin. We periodically assess the estimated amounts and timing of future royalties and commercialization milestone payments from Kyowa Kirin and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation.

A summary of financial information related to the HCR Agreement is as follows:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Non-cash interest expense related to the sale of future royalties	$(1,317)	$(2,071)
Effective interest rate	20.4%	32.5%

(in thousands)	2026	2025
Deferred royalty obligation balance as of January 1,	$25,876	$25,527
Non-cash interest expense related to the sale of future royalties	1,317	2,071
Royalty and commercialization milestone payments remitted to HCR	(1,329)	(1,076)
Deferred royalty obligation balance as of March 31,	$25,864	$26,522
NOTE 8. BORROWING
The following table presents our outstanding term loans under the 2022 Loan Agreement:

(in thousands)	March 31, 2026	December 31, 2025	Interest Rates
Principal
Term A Loan	$27,500	$27,500	7.95% + 0.022% + SOFR (subject to a floor of 1.0%)
Term B Loan	22,500	22,500	7.95% + 0.022% + SOFR (subject to a floor of 1.0%)
Term C Loan	50,000	50,000	4.25% + 0.022% + SOFR (subject to a floor of 4.7%)
Term D Loan	50,000	50,000	4.00% + 0.022% + SOFR (subject to a floor of 4.7%)
Term E Loan	50,000	50,000	4.00% + 0.022% + SOFR (subject to a floor of 4.7%)
Total principal	200,000	200,000
Adjustments to principal value
Unamortized discount and debt issuance costs	(1,029)	(1,127)
Accreted value of final fee	4,546	3,961
Total long-term debt	203,517	202,834
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	$203,517	$202,834
The total unaccreted final fee was $5.4 million and $5.9 million as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, our total future payment obligation related to the outstanding balance of the term loans, excluding interest payments, was $209.9 million, which is due on July 1, 2028.
As of March 31, 2026, there have been no changes to the principal, maturity, interest rates, interest payment terms and debt covenants since December 31, 2025. See Note 9. Borrowing of our 2025 Form 10-K for additional information regarding our 2022 Loan Agreement.
Effective as of April 28, 2026, we entered into the Sixth Amendment with SLR as collateral agent and the lenders party thereto. For additional information, refer to Note 15. Subsequent Events.

NOTE 9. LEASES
The following table provides additional details of our facility leases presented in our condensed balance sheets:

($ in thousands)
Facilities	March 31, 2026	December 31, 2025
Right-of-use assets	$4,433	$4,795

Current portion of lease liabilities	$1,510	$1,479
Operating lease liability, net of current portion	3,237	3,641
Total lease liabilities	$4,747	$5,120

Weighted-average remaining term (in years)	2.9	3.1
Weighted-average discount rate	5.6%	5.6%
The following table presents the lease costs, which are included in our condensed statements of operations and comprehensive loss, and the supplemental cash flow information related to the leases:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease expense	$432	$977
Cash paid for operating leases	$442	$1,047
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of March 31, 2026:

(in thousands)	Operating Leases
Remainder of 2026	$1,342
2027	1,836
2028	1,402
2029	575
Thereafter	—
Total undiscounted operating lease payments	5,155
Imputed interest expenses	(408)
Total operating lease liabilities	4,747
Less: Current portion of operating lease liability	(1,510)
Operating lease liability, net of current portion	$3,237
NOTE 10. STOCKHOLDERS’ EQUITY
In November 2025, we filed an automatic shelf registration statement on Form S-3ASR, which became effective upon filing, containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of our common stock, preferred stock, debt securities, warrants and/or units; and (ii) a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold from time to time under the 2025 Open Market Sales Agreement, deemed to be “at-the-market offerings.” Pursuant to the 2025 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to three percent of the gross sales price for shares of our common stock sold under the 2025 Open Market Sales Agreement. As of March 31, 2026, there have been no sales of our common stock under the 2025 Open Market Sales Agreement.

NOTE 11. EQUITY INCENTIVE PLANS
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs and our ESPP included in our condensed statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Selling, general and administrative	$11,556	$8,484
Research and development	2,602	3,604
Total	$14,158	$12,088
A summary of our total unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 31, 2026 is as follows:

	Unrecognized Compensation Expense (in thousands)	Average Remaining Vesting Period (in years)
Stock option grants	$56,408	2.7
RSU grants	$95,632	3.0
ESPP	$318	0.4
Stock Options
A summary of our stock option activity and related information for the three months ended March 31, 2026 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
Balance as of December 31, 2025	28,977	$5.54
Options granted	2,948	$7.71
Options exercised	(1,100)	$4.27
Options forfeited or canceled	(1,014)	$9.03
Balance as of March 31, 2026	29,811	$5.69
Exercisable as of March 31, 2026	17,718	$5.31
Restricted Stock Units
A summary of our RSU activity and related information for the three months ended March 31, 2026 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2025	12,583	$5.71
Granted	5,274	$7.59
Vested	(1,385)	$6.16
Forfeited	(540)	$6.10
Non-vested restricted stock units as of March 31, 2026	15,932	$6.28
Employee Stock Purchase Plan
During the three months ended March 31, 2026, we issued approximately 0.1 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $5.44 per share, resulting in proceeds to us of approximately $0.7 million.

NOTE 12. SEGMENT REPORTING
We operate in a single reportable segment. The Chief Executive Officer is our Chief Operating Decision Maker, who primarily uses aggregated net loss as reported on the condensed statements of operations and comprehensive loss to measure segment loss, supplemented by certain additional significant expense details reflected in the table below. There have been no changes in the determination of segmentation or the measurements used to determine reported segment loss discussed in our 2025 Form 10-K. See Note 17. Segment Reporting of our 2025 Form 10-K for more discussion on our segment reporting.
Detailed information regarding our single operating segment’s significant revenues, expenses and operating loss is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues
Product sales, net	$93,373	$67,814
Other revenues(1)	1,100	6,300
Total revenues	94,473	74,114
Less
Cost of product sales(2)	2,875	2,340
Other cost of revenue(3)	1,936	9,963
Research and development(4)	17,586	11,335
Selling(4)	67,395	56,800
General and administrative(4)	23,316	17,937
Stock-based compensation	14,158	12,088
Total costs and operating expenses	127,266	110,463
Consolidated loss from operations	(32,793)	(36,349)
Other reconciliation items(5)	(4,812)	(4,795)
Consolidated net loss	$(37,605)	$(41,144)
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
(4)Research and development, selling and general and administrative expenses herein do not include stock-based compensation expenses.
(5)Other reconciliation items includes interest expense, non-cash interest expense related to the sale of future royalties, provision for income taxes and other income, net.
NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effect of stock-based awards. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, unvested restricted stock units and ESPP shares issuable pursuant to the current purchase period. As we had net losses for the three months ended March 31, 2026 and 2025, all potential common shares were determined to be anti-dilutive during those periods.
The following table sets forth the computation of net loss per common share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Numerator
Net loss	$(37,605)	$(41,144)
Denominator
Weighted average common shares outstanding - basic and diluted	245,855	238,624
Net loss per share of common stock - basic and diluted	$(0.15)	$(0.17)

The total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Options to purchase common stock	29,708	29,129
Restricted stock units	15,467	10,370
ESPP shares issuable	146	213
Total	45,321	39,712
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
On August 16, 2024, a complaint was filed against us in the U.S. District Court of Massachusetts, captioned Yarborough v. Ardelyx, Inc., et al., No. 24-cv-12119 (D. Mass.). The complaint names the Company, Michael Raab, and Justin Renz as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, related to our announcement on July 2, 2024 that it had chosen not to file an application for Transitional Drug Add-on Payment Adjustment for XPHOZAH (the Yarborough Action). The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. The Court appointed Tate Wood as lead plaintiff on October 30, 2024. The lead plaintiff filed an amended complaint on January 13, 2025, in which he added Susan Rodriguez, Laura Williams and Elizabeth Grammer as additional defendants and removed Justin Renz as a defendant. The lead plaintiff purports to bring claims on behalf of all those who acquired Ardelyx common stock between February 22, 2024 and July 1, 2024. Defendants filed a motion to dismiss the amended complaint on March 14, 2025. Plaintiffs filed a response on May 13, 2025. Defendants filed a reply in support of their motion to dismiss on June 23, 2025. A hearing on the motion to dismiss was held on September 25, 2025, and on December 24, 2025, the Court granted defendants’ motion to dismiss and issued an order dismissing the case with prejudice. On January 21, 2026, Plaintiffs appealed the District Court’s decisions to the United States Court of Appeals for the First Circuit. On March 26, 2026, the Court granted the Parties’ stipulated voluntary dismissal of Plaintiffs’ appeal.
On September 6 and 13, 2024, certain Ardelyx shareholders filed two verified derivative complaints purportedly on behalf of the Company in the United States District Court for the District of Massachusetts alleging violations of Sections 10(b) and/or 14(a) of the Exchange Act, breaches of fiduciary duty, unjust enrichment, waste, and aiding and abetting breaches of fiduciary duty against certain members of our board of directors and management based on substantially the same factual allegations in the Yarborough Action. The complaints seek unspecified damages and corporate governance reforms, as well as costs and attorneys’ fees. On September 25, 2024, the Court consolidated the two derivative actions into the case In re Ardelyx, Inc. Stockholder Derivative Litigation, Case No. 1:24-cv-12302-LTS (D. Mass.). On November 7, 2024, the Court stayed the consolidated derivative action pending resolution of any and all motion(s) to dismiss in the Yarborough Action. On April 9, 2026, the Court dismissed the consolidated derivative action pursuant to the parties’ stipulation of dismissal.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2026, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.
NOTE 15. SUBSEQUENT EVENTS
On April 28, 2026, we entered into an amendment to our 2022 Loan Agreement (the Sixth Amendment), by and among the Company, as borrower, SLR, as collateral agent and the lenders party thereto. Pursuant to the Sixth Amendment, among other things, (i) a portion of $200.0 million in outstanding principal previously allocated among the outstanding Term A through C Loans (collectively, the Revised Loans) was refinanced with a new Term H Loan; (ii) the maturity date for the Revised Loans has been extended from July 1, 2028 to July 1, 2030 (the New Maturity Date), which is the maturity date applicable for each other term loan; (iii) the interest-only payment period for the Revised Loans has been extended until the New Maturity Date; (iv) the interest rates for the Revised Loans, the Term H Loan, and the Term F and Term G Loans will have a collectively reduced interest rate, at the sum of 4.55% plus the greater of (a) the 1-month SOFR reference rate or (b) 3.5%; (v) the Company will retain the option to draw the Term F and Term G Loans, each in the amount of $50.0 million, at the Company’s election by June 30, 2026 and December 20, 2026, respectively; and (vi) certain negative covenants and other conditions were amended to provide additional flexibility to the Company.
On the closing date of the Sixth Amendment, the Company paid approximately $1.9 million in final fees and prepayment fees in connection with the partial paydown of the Term A through C Loans.
The Company is obligated to pay a final fee with respect to each of the outstanding amounts under each of the term loans, upon the earliest to occur of (i) the New Maturity Date, (ii) the acceleration of the applicable term loan or (iii) the prepayment, refinancing, substitution or replacement of the applicable term loan. This final fee is 4.95% for the Term A through E loans, 3.45% for the Term F and Term G Loans and 2.50% for the new Term H Loan.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our 2025 Form 10-K. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx,” “Company,” “we,” “us” and “our” refer to Ardelyx, Inc.
EXECUTIVE SUMMARY
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative medicines that meet significant unmet medical needs. We currently market two therapies from the active ingredient tenapanor, an NHE3 inhibitor that was discovered and developed by Ardelyx. NHE3 is an antiporter expressed on the apical surface of the small and large intestines. Tenapanor is a minimally absorbed, small molecule therapy.
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
Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with IBS-C. We believe that IBSRELA can bring meaningful benefit to the approximately 13 million Americans who suffer from the symptoms of IBS-C, many of whom continue to experience symptoms despite intervention with other therapies. We are seeking to further expand the IBSRELA eligible patient population to include patients with CIC, and have initiated a Phase 3 clinical trial (ACCEL) evaluating tenapanor in adult CIC patients. In January 2026, the Company dosed the first patient in ACCEL and has initiated all pre-identified sites. The Company expects to complete enrollment by the end of 2026 with topline data read out in the second half of 2027. IBSRELA is also being evaluated in multiple pediatric clinical trials which could potentially provide six months of additional patent life for tenapanor.
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
We are also developing a next-generation NHE3 inhibitor, RDX10531, which has demonstrated in preclinical models to have improved solubility and potency compared to tenapanor. RDX10531 is currently being tested in IND-enabling studies. If successful, RDX10531 has potential for broad applications across multiple therapeutic areas.
Effective as of April 28, 2026, we entered into the Sixth Amendment with SLR as collateral agent and the lenders party thereto, resulting in a collectively reduced interest rate under all term loans, including the term loans we have the future option to draw from, and an extended maturity date for the outstanding term loans. For additional information, refer to Note 15. Subsequent Events.
Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for definitions of terms used throughout the document.
RESULTS OF OPERATIONS
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the entire year ending December 31, 2026, or for any other interim period or future year. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Form 10-K to enhance the understanding of our financial metrics below.
Revenues
Below is a summary of our total revenues:

	Three Months Ended March 31,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%
Product sales, net	$93,373	$67,814	$25,559	38%
Non-cash royalty revenue related to the sale of future royalties	695	1,026	(331)	(32)%
Product supply revenue	354	254	100	39%
Licensing revenue	51	5,020	(4,969)	(99)%
Total revenues	$94,473	$74,114	$20,359	27%
Below is a summary of our product sales, net by product:

	Three Months Ended March 31,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%
Product sales, net
IBSRELA	$70,074	$44,403	$25,671	58%
XPHOZAH	23,299	23,411	(112)	—%
Total product sales, net	$93,373	$67,814	$25,559	38%
Product sales, net:
The increase in IBSRELA product sales, net in the three months ended March 31, 2026 primarily reflected higher demand, driven by continued increase in awareness and prescriber experience, and to a lesser extent, higher net price.

XPHOZAH product sales, net in the three months ended March 31, 2026 remained consistent with the prior year and reflected continued growth in other non-Medicare sales channels. XPHOZAH product sales, net in the prior year included a $3.8 million favorable adjustment driven by a change in previously estimated product returns.
Product supply revenue:
Product supply revenue is primarily impacted by the timing of product supply shipments to our collaboration partners under our product supply agreements in support of the development and commercialization of our products ex-U.S. by our collaboration partners.
The product supply revenue was primarily attributable to Fosun Pharma and Knight in the three months ended March 31, 2026 and 2025, respectively.
Licensing revenue:
Licensing revenue is primarily impacted by the timing of regulatory and commercialization milestone achievements as well as sales-based royalties received from our collaboration partners.
The licensing revenue in the three months ended March 31, 2026 was attributable to sales-based royalties received from Fosun Pharma and Knight.
The licensing revenue in the three months ended March 31, 2025 was primarily attributable to a $5.0 million milestone earned under the terms of the Fosun Agreement, following the NDA approval by China’s Center for Drug Evaluation of the NMPA for tenapanor in the control of serum phosphorus in adult patients with CKD on hemodialysis.
Non-cash royalty revenue:
The decrease in non-cash royalty revenue in the three months ended March 31, 2026 reflected lower royalties received from Kyowa Kirin for sales of PHOZEVEL in Japan.
GTN Adjustments
Reconciliation of gross product sales to product sales, net is as follows:

	Three Months Ended March 31,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%
Gross product sales	$146,618	$96,732	$49,886	52%
GTN adjustments	(53,245)	(28,918)	(24,327)	84%
Product sales, net	$93,373	$67,814	$25,559	38%
GTN adjustment percentage	36.3%	29.9%
The increase in GTN adjustment percentage in the three months ended March 31, 2026 primarily reflected the prior year favorable impact of a change in previously estimated XPHOZAH product returns, an unfavorable channel mix and Medicare and Medicaid Inflation Rebate charges.
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2025	$1,693	$34,456	$9,274	$45,423
Provisions(1)	8,205	29,969	15,071	53,245
Credits/payments	(7,753)	(25,012)	(12,475)	(45,240)
Balance as of March 31, 2026	$2,145	$39,413	$11,870	$53,428
(1)Adjustments to prior period provisions recorded in the current period were not material.

Costs and Expenses
Below is a summary of our costs and operating expenses, interest expense, non-cash interest expense related to the sale of future royalties and other income, net:

	Three Months Ended March 31,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%
Cost of sales	$4,811	$12,303	$(7,492)	(61)%
Research and development	20,188	14,938	5,250	35%
Selling, general and administrative	102,267	83,222	19,045	23%
Total costs and operating expenses	$127,266	$110,463	$16,803	15%

Interest expense	$(5,599)	$(4,191)	$(1,408)	34%
Non-cash interest expense related to the sale of future royalties	$(1,317)	$(2,071)	$754	(36)%
Other income, net	$2,112	$2,326	$(214)	(9)%
Cost of Sales

	Three Months Ended March 31,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%
Cost of product sales	$2,875	$2,340	$535	23%
Other cost of revenue	1,936	9,963	(8,027)	(81)%
Cost of sales	$4,811	$12,303	$(7,492)	(61)%
The increase in cost of product sales in the three months ended March 31, 2026 reflected higher product sales. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the three months ended March 31, 2026 was expensed as research and development expense in periods prior to the commencement of capitalization of inventory costs for each respective product. The cost associated with inventory sold but previously expensed as research and development was $0.3 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The value of inventory on hand as of March 31, 2026 and December 31, 2025 that was previously expensed as research and development was approximately $7.1 million and $10.9 million, respectively.
The decrease in other cost of revenue in the three months ended March 31, 2026 primarily reflected the full recognition of the maximum $75.0 million royalty obligation under the AstraZeneca Termination Agreement as of the end of the 2025 second quarter, partially offset by higher costs related to capacity expansion at our CMOs. Other cost of revenue related to the AstraZeneca Termination Agreement was $8.8 million for the three months ended March 31, 2025.
Research and Development
Below is a summary of our research and development expenses:

	Three Months Ended March 31,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%
External R&D and other expenses	$9,328	$4,202	$5,126	122%
Employee-related expenses	9,870	9,455	415	4%
Facilities, equipment, depreciation and other expenses	990	1,281	(291)	(23)%
Total research and development expenses	$20,188	$14,938	$5,250	35%
The external R&D and other expenses consist primarily of expenses associated with life cycle management initiatives for tenapanor, including our CIC program. The increase in external R&D and other expenses in the three months ended March 31, 2026 reflected increased clinical trial activities, including the initiation of the Phase 3 clinical trial evaluating tenapanor in adult CIC patients.

Selling, General and Administrative
The increase in selling, general and administrative expenses in the three months ended March 31, 2026 primarily reflected increased commercialization and administrative costs to support net sales growth of IBSRELA, consisting of external spending for disease awareness initiatives, patient affordability, access support and related patient awareness, as well as increased commercial infrastructure costs. The increase was also attributable to increased headcount, including an incremental stock-based compensation expense of $3.1 million.
Interest Expense
The increase in interest expense in the three months ended March 31, 2026 primarily reflected a higher outstanding loan balance resulting from the Term E Loan draw in June 2025.
Non-Cash Interest Expense Related to the Sale of Future Royalties
The decrease in non-cash interest expense related to the sale of future royalties in the three months ended March 31, 2026 primarily reflected the imputed interest accrued on the decreasing carrying value of the deferred royalty obligation and royalties received from Kyowa Kirin for sales of PHOZEVEL in Japan which were remitted to HCR.
Other Income, Net
The decrease in other income, net in the three months ended March 31, 2026 reflected lower income on our investments resulting from lower interest rates throughout the period, partially offset by higher investment balances.
LIQUIDITY AND CAPITAL RESOURCES
Below is a summary of our cash, cash equivalents and short-term investments:

($ in thousands)	March 31, 2026	December 31, 2025	Change $	Change %
Cash and cash equivalents	$31,209	$67,999	$(36,790)	(54)%
Short-term investments	206,865	196,690	10,175	5%
Total liquid funds	$238,074	$264,689	$(26,615)	(10)%
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
Sources of Liquidity
In November 2025, we filed an automatic shelf registration statement on Form S-3ASR, which became effective upon filing, containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of our common stock, preferred stock, debt securities, warrants and/or units; and (ii) a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold from time to time under the 2025 Open Market Sales Agreement, deemed to be “at-the-market offerings.” Pursuant to the 2025 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to three percent of the gross sales price for shares of our common stock sold under the 2025 Open Market Sales Agreement. As of March 31, 2026, there have been no sales of our common stock under the 2025 Open Market Sales Agreement.
We have a loan and security agreement (the 2022 Loan Agreement) with SLR. The 2022 Loan Agreement provides a total of $300.0 million, of which $200.0 million has been drawn and is outstanding as of March 31, 2026. The additional available borrowings of $100.0 million consist of the Term F and Term G Loans, each in the amount of $50.0 million. The Term F and Term G Loans may be drawn at the Company’s election by June 30, 2026 and December 20, 2026, respectively. See Note 9. Borrowing of our 2025 Form 10-K and Note 8. Borrowing of this Quarterly Report on Form 10-Q for further information on our long-term debt.

Effective as of April 28, 2026, we entered into the Sixth Amendment with SLR as collateral agent and the lenders party thereto, resulting in a collectively reduced interest rate under all term loans, including the term loans we have the future option to draw from, and an extended maturity date for the outstanding term loans. For additional information, refer to Note 15. Subsequent Events.
Cash Flow Activities
The following table summarizes our cash flows:

	Three Months Ended March 31,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%
Net cash used in operating activities	$(32,237)	$(38,457)	$6,220	(16)%
Net cash (used in) provided by investing activities	(9,995)	2,851	(12,846)	(451)%
Net cash provided by financing activities	5,442	1,482	3,960	267%
Net decrease in cash and cash equivalents	$(36,790)	$(34,124)	$(2,666)	8%
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
Net cash used in operating activities decreased in the three months ended March 31, 2026 primarily due to the timing of our payments and inventory purchases, partially offset by the timing of cash collections from our Customers.
Cash Flows from Investing Activities
Cash flows from investing activities include cash used for capital expenditures and purchases of short-term investments as well as net proceeds from asset dispositions and maturities of short-term investments.
Net cash used in investing activities increased in the three months ended March 31, 2026 primarily reflected higher short-term investment purchases.
Cash Flows from Financing Activities
Cash flows from financing activities include net proceeds associated with our 2022 Loan Agreement, sales of our common stock with respect to the “at-the-market offering” programs and issuances of our common stock under our equity incentive plans.
Net cash provided by financing activities increased in the three months ended March 31, 2026 due to higher proceeds from the issuance of common stock under our equity incentive plans.
Funding Requirements
Based on our current operating model, we believe our available cash, cash equivalents and short-term investments as of March 31, 2026 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.
Our future funding requirements will depend on many factors as described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

Contract Obligations and Commitments
As of March 31, 2026, our total future payment obligation related to the outstanding balance of the term loans, excluding interest payments, was $209.9 million, which is due on July 1, 2028. As discussed in Note 15. Subsequent Events, effective as of April 28, 2026, we entered into the Sixth Amendment with SLR as collateral agent and the lenders party thereto. See Note 9. Borrowing of our 2025 Form 10-K and Note 8. Borrowing of this Quarterly Report on Form 10-Q for further information on our long-term debt.
We have entered into various operating leases for our offices. As of March 31, 2026, our total undiscounted obligation for operating leases was $5.2 million, with maturities ranging up through July 2029. See Note 9. Leases for further information on our operating leases.
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
As of March 31, 2026, we had cash, cash equivalents and short-term investments of $238.1 million, which consisted of bank deposits and money market funds, as well as high quality fixed income instruments, including commercial paper, U.S. government-sponsored agency bonds, U.S. treasury securities, corporate bonds and Yankee bonds. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Money market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
The outstanding principal under our 2022 Loan Agreement is subject to a variable interest rate, which fluctuates with changes in one-month CME Term SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in one-month CME Term SOFR of 100 basis points above the current one-month CME Term SOFR rate would have increased our interest expense by approximately $0.5 million for the three months ended March 31, 2026. As of March 31, 2026, we had an aggregate principal amount of $200.0 million outstanding pursuant to our 2022 Loan Agreement.
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
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the earnings effects of changes in foreign currency exchange rates. As of March 31, 2026, we had no open forward foreign currency exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred losses in each year since our inception in October 2007. We continue to incur commercialization, development and additional expenses related to our ongoing operations and pursuit of future business opportunities. As of March 31, 2026, we had an accumulated deficit of $984.5 million. Our prior losses, combined with any future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
•the extent to which access to XPHOZAH is impacted by the elimination of Medicare Part D coverage for XPHOZAH, which occurred on January 1, 2025, and the extent to which this change and any other regulatory action will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage;
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
We have substantial NOL and tax credit carryforwards for Federal and California income tax purposes. Such NOLs and tax credits carryforwards may be reduced as a result of certain intercompany restructuring transactions. In addition, the future utilization of such NOL and tax credit carryforwards and credits may be subject to limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. In general, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes

(such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience additional ownership changes in the future, as a result of subsequent changes in our stock ownership, some of which are outside our control. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards, even if we achieve profitability.
We may require additional financing for the foreseeable future as we invest in the growth of IBSRELA and XPHOZAH in the U.S. and build a pipeline. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to delay or limit our pursuit of other future business opportunities.
We believe that we will continue to expend substantial resources for the foreseeable future, including costs associated with our efforts to commercialize IBSRELA and XPHOZAH; conducting pediatric clinical trials for IBSRELA; our ongoing efforts to evaluate and seek approval of tenapanor for the treatment of CIC, including our ongoing Phase 3 clinical trial in this indication; manufacturing for IBSRELA and XPHOZAH; investments to build a pipeline; and research and development related to potential new product candidates, including development costs related to RDX10531, an NHE3 inhibitor. The inability to access necessary capital when needed on acceptable terms, or at all, could force us to delay or limit our development of potential new products, or our pursuit of future business opportunities. Our future funding requirements will depend on many factors, including, but not limited to:
•the extent to which we are able to continue to generate and increase product revenue from sales of IBSRELA and XPHOZAH;
•the extent to which access to XPHOZAH is impacted by the elimination of Medicare Part D coverage for XPHOZAH, which occurred on January 1, 2025, and the extent to which this change and any other regulatory action will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage;
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
We began selling XPHOZAH in the U.S. in November 2023. The overall commercial success of XPHOZAH will depend on a number of factors, including the following:
•the extent to which access to XPHOZAH is impacted by the elimination of Medicare Part D coverage for XPHOZAH, which occurred on January 1, 2025, and the extent to which this change and any other regulatory action will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage;
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
In January 2011, CMS, an agency within the United States Department of Health and Human Services responsible for administering the Medicare program, implemented the ESRD PPS, a new PPS for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain drugs defined by CMS to be part of the renal dialysis service. CMS included XPHOZAH in the ESRD PPS, effective January 1, 2025, eliminating coverage for XPHOZAH for Medicare beneficiaries under Medicare Part D. The change in Medicare reimbursement coverage had a negative and material impact on our XPHOZAH revenue in 2025 and may have a material adverse impact on our XPHOZAH revenue in future periods. We anticipate the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS.
The extent to which the inclusion of XPHOZAH in the ESRD PPS will continue to materially and adversely impact our XPHOZAH business is dependent on the following:
•the extent to which this change and any other regulatory action will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage; and
•the extent to which the elimination of separate payment for XPHOZAH for Medicare beneficiaries under Medicare Part D will influence the payment decisions of other payors and the extent to which payment for XPHOZAH will continue to be made as a pharmacy benefit for non-Medicare patients.
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
Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in other countries has and will continue to put pressure on the pricing and usage of IBSRELA and XPHOZAH. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenue and profits.
Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for our products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to continue to experience pricing pressures in connection with the sale of IBSRELA and XPHOZAH, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products and the continued commercial success of established products.
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
For example, in October 2025, we announced the initiation of a development program for RDX10531, an NHE3 inhibitor with potential application across multiple therapeutic areas. In January 2026, we initiated ACCEL (ten-03-301), a Phase 3 clinical trial designed to assess the safety and efficacy of tenapanor for the treatment of CIC. Enrollment in ACCEL is expected throughout 2026, with topline data read out in the second half of 2027. We may not be able to demonstrate the efficacy and safety of these or any future product candidates, or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions of our product candidates. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all. The FDA or other regulatory authorities may not agree with our interpretation of the results of clinical trials or non-clinical studies. Other decisions or actions of the FDA or other regulatory authorities may affect our plans, progress, results, timing or next steps, including whether to proceed with further development. Some or all of our current or future non-clinical studies or clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results, resulting in delays to or discontinuation of certain development efforts and/or additional expense.

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
On February 23, 2022, we entered into a loan and security agreement (the 2022 Loan Agreement) with SLR as collateral agent and the lenders listed in the 2022 Loan Agreement (collectively, the Lenders). The 2022 Loan Agreement was subsequently amended in August 2022 (the First Amendment), February 2023 (the Second Amendment), October 2023 (the Third Amendment), October 2024 (Fourth Amendment), June 2025 (Fifth Amendment) and April 2026 (Sixth Amendment). The loan was funded in the amount of $27.5 million on February 23, 2022 and additional amounts of $22.5 million, $50.0 million, $50.0 million and $50.0 million were drawn on October 19, 2023, March 1, 2024, October 29, 2024 and June 30, 2025, respectively. These are referred to as the Terms A, B, C, D and E Loans. In connection with the Sixth Amendment, a portion of the $200.0 million in outstanding principal previously allocated among the Term A through C Loans was refinanced with a new Term H Loan, and the interest rate was collectively reduced under all term loans, including the term loans we have the future option to draw from. We have the option to draw up to an additional $100.0 million, consisting of two separate term loans (the Term F and Term G Loans), each in a principal amount of $50.0 million: (a) the first of which is available at the Company’s election through June 30, 2026 and (b) the second of which is available at the Company’s election through December 20, 2026. Until we have repaid all funded indebtedness, the 2022 Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
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
We have current collaboration partnerships for the commercialization of tenapanor in certain foreign countries, and we may form additional collaboration partnerships, create joint ventures or enter into additional licensing arrangements with third parties in the U.S. and abroad that we believe will complement or augment our existing business. In particular, we have formed collaboration partnerships with Kyowa Kirin for commercialization of tenapanor for hyperphosphatemia in Japan; with Fosun Pharma for commercialization of tenapanor for hyperphosphatemia and IBS-C in China and related territories; and with METiS for the development and commercialization of a portfolio of TGR5 agonist compounds for all therapeutic areas. Our previous collaboration partnership in Canada with Knight for commercialization of tenapanor for IBS-C and hyperphosphatemia was terminated in March 2026.
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
There has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2022, the IRA was signed into law in August 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
The ability of the FDA to review and process regulatory submissions can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. For example, over the last several years, the U.S. government has shut down several times, including October 2025 and November 2025 and a subsequent partial government shutdown in January and February 2026, and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and suspend certain activities.
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
Our ability to attract and retain collaboration partners or customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the U.S., presidential elections, geopolitical tensions, other political influences and inflationary pressures. Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including the current inflationary environment and rising interest rates. Adverse developments that affect financial institutions, transactional counterparties, or other third parties, or concerns or rumors about these events, have in the past and may in the future lead to market-wide liquidity problems. We currently have no borrowing or deposit exposure to directly impacted institutions and have not experienced an adverse impact to our liquidity or to our business operations, financial condition, or results of operations as a result of these recent events. However, uncertainty may remain over liquidity concerns in the broader financial services industry, and there may be unpredictable impacts to our business and our industry.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.

Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Entry into a Material Definitive Agreement
On April 28, 2026, Ardelyx, Inc. (the Company) entered into a Sixth Amendment (the Sixth Amendment) to the Loan and Security Agreement, originally dated February 23, 2022, by and among the Company, as borrower, SLR Investment Corp. (SLR), as collateral agent and the lenders party thereto (as later amended, amended and restated, supplemented or otherwise modified from time to time).
Pursuant to the Sixth Amendment, among other things, (i) a portion of $200.0 million in outstanding principal previously allocated among the outstanding Term A through C Loans (collectively, the Revised Loans) was refinanced with a new Term H Loan; (ii) the maturity date for the Revised Loans has been extended from July 1, 2028 to July 1, 2030 (the New Maturity Date), which is the maturity date applicable for each other term loan; (iii) the interest-only payment period for the Revised Loans has been extended until the New Maturity Date; (iv) the interest rates for the Revised Loans, the Term H Loan, and the Term F and Term G Loans will have a collectively reduced interest rate, at the sum of 4.55% plus the greater of (a) the 1-month SOFR reference rate or (b) 3.5%; (v) the Company will retain the option to draw the Term F and Term G Loans, each in the amount of $50.0 million, at the Company’s election by June 30, 2026 and December 20, 2026, respectively; and (vi) certain negative covenants and other conditions were amended to provide additional flexibility to the Company.
On the closing date of the Sixth Amendment, the Company paid approximately $1.9 million in final fees and prepayment fees in connection with the partial paydown of the Term A through C Loans.
The Company is obligated to pay a final fee with respect to each of the outstanding amounts under each of the term loans, upon the earliest to occur of (i) the New Maturity Date, (ii) the acceleration of the applicable term loan or (iii) the prepayment, refinancing, substitution or replacement of the applicable term loan. This final fee is 4.95% for the Term A through E loans, 3.45% for the Term F and Term G Loans and 2.50% for the new Term H Loan.
The above summary of the material terms of the Sixth Amendment does not purport to be complete and is qualified in its entirety by reference to the Sixth Amendment, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
Trading Plans
During the three months ended March 31, 2026, our Section 16 officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below.

Name and Title of Director or Officer	Action	Date	Trading Arrangement		Total Shares Available to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Laura Williams, Chief Patient Officer	Adoption	March 19, 2026	X		298,382	March 15, 2027
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	06/24/2024	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	06/20/2023	3.1
3.3	Second Amended and Restated Bylaws.	8-K	08/04/2025	3.1
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
10.1#	Offer Letter, dated February 18, 2026, by and between Ardelyx, Inc. and Felecia Ettenberg.				X
10.2#	Offer Letter, dated March 2, 2026, by and between Ardelyx, Inc. and Rajani Dinavahi, M.D.				X
10.3	Sixth Amendment to Loan and Security Agreement, dated April 28, 2026, by and among the Company, SLR Investment Corp., as collateral agent, and the lenders party thereto.				X
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025, (iii) Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (v) Notes to Unaudited Condensed Financial Statements.
X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X
_______________________________
#    Indicates management contract or compensatory plan.
*    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of Ardelyx, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ardelyx, Inc.

Date: April 30, 2026	By:	/s/ Joseph Reilly
Joseph Reilly Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SUMMARY OF ABBREVIATED TERMS
Throughout this Quarterly Report on Form 10-Q, we have used terms which are defined below:

2025 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026	HCR	HealthCare Royalty Partners IV, L.P.
340B Program	Public Health Service’s 340B Drug Pricing Program	HCR Agreement	Royalty and Sales Milestone Interest Acquisition Agreement
AAKP	American Association of Kidney Patients	HHS	Department of Health and Human Services
ACA	Affordable Care Act	HIPAA	Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder
AI Technologies	Artificial intelligence, machine learning and certain automated decision-making technologies	HRSA	Health Resources and Services Administration
AMP	average manufacturer price	IBS-C	irritable bowel syndrome with constipation
ANDA	abbreviated New Drug Application	IND	Investigational New Drug
API	active pharmaceutical ingredient	IRA	Inflation Reduction Act of 2022
AstraZeneca	AstraZeneca AB	IRB	Institutional Review Board
ASU	Accounting Standards Update	IT	information technology
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act	Jefferies	Jefferies LLC
cGMP	current Good Manufacturing Practice	Knight	Knight Therapeutics, Inc.
CIC	chronic idiopathic constipation	Kyowa Kirin	Kyowa Kirin Co., Ltd.
CKD	chronic kidney disease	MDRP	Medicaid Drug Rebate Program
CME	Chicago Mercantile Exchange	MIPPA	Medicare Improvements for Patients and Providers Act
CMO	contract manufacturing organization	METiS	METiS Therapeutics, Inc.
CMS	Centers for Medicare & Medicaid Services	MHLW	Ministry of Health, Labour and Welfare
CRO	contract research organization	NCE	new chemical entity
Customers	collectively, major wholesalers, specialty pharmacies and GPOs (IBSRELA) and specialty wholesaler (XPHOZAH)	NDA	New Drug Application
DPF	EU-US Data Privacy Framework	NHE3	sodium hydrogen exchange 3
EEA	European Economic Area	NMPA	National Medical Products Administration
ESPP	Employee Stock Purchase Plan	NMQF	National Minority Quality Forum
ESRD	End-Stage Renal Disease	NOL	net operating loss
ESRD PPS	End-Stage Renal Disease Prospective Payment System	Non-FAMP	Non-Federal Average Manufacturer Price
EU Patent Package	European Patent Package	OLC	Oxylanthanum Carbonate
Exchange Act	the Securities Exchange Act of 1934, as amended	R&D	research and development
FASB	Financial Accounting Standards Board	REMS	Risk Evaluation and Mitigation Strategy
FDA	Food and Drug Administration	RSU	restricted stock units
FFDCA	Federal Food, Drug, and Cosmetic Act	SEC	Securities and Exchange Commission
Fosun Pharma	Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd.	SLR	SLR Investment Corp.
FSS	Federal Supply Schedule	SOFR	Secured Overnight Financing Rate
FTC	Federal Trade Commission	TDAPA	Transitional Drug Add-on Payment Adjustment
GCP	Good Clinical Practice	UPC	European Unified Patent Court
GDPR	European Union General Data Protection Regulation	U.S.	United States
GLP	Good Laboratory Practice	USPTO	U.S. Patent and Trademark Office
GPO	group purchasing organization	VA	Department of Veterans Affairs
GTN	gross-to-net