Form 10-Q
period 2026-06-30
ARDELYX, INC.
filed 2026-08-06
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of July 30, 2026, was 249,187,572.

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
We have based these forward-looking statements largely on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions, and these forward-looking statements are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, that could cause actual outcomes or results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in Part II, Item 1A, “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.
SUMMARY OF PRINCIPAL RISKS ASSOCIATED WITH OUR BUSINESS
The principal risks and uncertainties affecting our business include the following:
•We have incurred losses in each year since our inception, and if we are unable to continue to increase revenue and/or, if we pursue future business opportunities, we may not achieve cash flow positivity when expected or at all, and even if we do, we may not be able to sustain cash flow positivity quarter over quarter and year over year.

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
•XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is not available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS.
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

ARDELYX, INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDELYX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$97,191	$67,999
Short-term investments	184,639	196,690
Accounts receivable	100,352	71,848
Inventory	25,858	17,735
Prepaid commercial manufacturing	14,697	14,479
Prepaid expenses and other current assets	19,189	13,566
Total current assets	441,926	382,317
Property and equipment, net	1,781	2,184
Inventory, non-current	113,127	105,372
Prepaid commercial manufacturing, non-current	8,494	—
Right-of-use assets	4,065	4,795
Other assets	6,501	6,936
Total assets	$575,894	$501,604
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$38,410	$19,235
Accrued compensation and benefits	14,564	19,108
Current portion of operating lease liability	1,545	1,479
Deferred revenue	6,738	1,206
Accrued expenses and other current liabilities	70,963	47,577
Total current liabilities	132,220	88,605
Operating lease liability, net of current portion	2,822	3,641
Long-term debt	251,823	202,834
Deferred revenue, non-current	13,699	13,699
Deferred royalty obligation related to the sale of future royalties	26,317	25,876
Total liabilities	426,881	334,655
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized; 249,147,061 and 244,351,501 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	25	24
Additional paid-in capital	1,150,446	1,113,666
Accumulated deficit	(1,001,265)	(946,939)
Accumulated other comprehensive (loss) income	(193)	198
Total stockholders’ equity	149,013	166,949
Total liabilities and stockholders’ equity	$575,894	$501,604
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Product sales, net	$118,129	$90,077	$211,502	$157,891
Product supply revenue	1,976	6,185	2,330	6,439
Licensing revenue	96	20	147	5,040
Non-cash royalty revenue related to the sale of future royalties	676	1,380	1,371	2,406
Total revenues	120,877	97,662	215,350	171,776
Costs and operating expenses
Cost of sales	5,759	12,403	10,570	24,706
Research and development	26,103	15,666	46,291	30,604
Selling, general and administrative	101,440	83,988	203,707	167,210
Total costs and operating expenses	133,302	112,057	260,568	222,520
Loss from operations	(12,425)	(14,395)	(45,218)	(50,744)
Interest expense	(4,957)	(4,356)	(10,556)	(8,547)
Non-cash interest expense related to the sale of future royalties	(1,267)	(2,219)	(2,584)	(4,290)
Other income, net	2,038	1,892	4,150	4,218
Loss before provision for income taxes	(16,611)	(19,078)	(54,208)	(59,363)
Provision for income taxes	110	1	118	860
Net loss	$(16,721)	$(19,079)	$(54,326)	$(60,223)
Net loss per share of common stock - basic and diluted	$(0.07)	$(0.08)	$(0.22)	$(0.25)
Shares used in computing net loss per share - basic and diluted	248,067,253	239,928,570	246,967,275	239,279,962
Comprehensive loss
Net loss	$(16,721)	$(19,079)	$(54,326)	$(60,223)
Unrealized losses on available-for-sale securities	(69)	(56)	(391)	(95)
Comprehensive loss	$(16,790)	$(19,135)	$(54,717)	$(60,318)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2026	246,973,414	$25	$1,133,265	$(984,544)	$(124)	$148,622
Issuance of common stock for services	32,627	—	185	—	—	185
Issuance of common stock upon exercise of options	789,428	—	1,680	—	—	1,680
Issuance of common stock upon vesting of restricted stock units	1,351,592	—	—	—	—	—
Stock-based compensation	—	—	15,316	—	—	15,316
Unrealized losses on available-for-sale securities	—	—	—	—	(69)	(69)
Net loss	—	—	—	(16,721)	—	(16,721)
Balance as of June 30, 2026	249,147,061	$25	$1,150,446	$(1,001,265)	$(193)	$149,013

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	244,351,501	$24	$1,113,666	$(946,939)	$198	$166,949
Issuance of common stock under employee stock purchase plan	136,480	—	742	—	—	742
Issuance of common stock for services	32,627	—	185	—	—	185
Issuance of common stock upon exercise of options	1,889,734	1	6,379	—	—	6,380
Issuance of common stock upon vesting of restricted stock units	2,736,719	—	—	—	—	—
Stock-based compensation	—	—	29,474	—	—	29,474
Unrealized losses on available-for-sale securities	—	—	—	—	(391)	(391)
Net loss	—	—	—	(54,326)	—	(54,326)
Balance as of June 30, 2026	249,147,061	$25	$1,150,446	$(1,001,265)	$(193)	$149,013

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	239,201,256	$24	$1,072,118	$(926,484)	$18	$145,676
Issuance of common stock for services	87,256	—	315	—	—	315
Issuance of common stock upon exercise of options	391,027	—	988	—	—	988
Issuance of common stock upon vesting of restricted stock units	1,085,977	—	—	—	—	—
Stock-based compensation	—	—	11,687	—	—	11,687
Unrealized losses on available-for-sale securities	—	—	—	—	(56)	(56)
Net loss	—	—	—	(19,079)	—	(19,079)
Balance as of June 30, 2025	240,765,516	$24	$1,085,108	$(945,563)	$(38)	$139,531

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	238,015,825	$24	$1,058,548	$(885,340)	$57	$173,289
Issuance of common stock under employee stock purchase plan	222,734	—	1,015	—	—	1,015
Issuance of common stock for services	87,256	—	315	—	—	315
Issuance of common stock upon exercise of options	780,990	—	1,455	—	—	1,455
Issuance of common stock upon vesting of restricted stock units	1,658,711	—	—	—	—	—
Stock-based compensation	—	—	23,775	—	—	23,775
Unrealized losses on available-for-sale securities	—	—	—	—	(95)	(95)
Net loss	—	—	—	(60,223)	—	(60,223)
Balance as of June 30, 2025	240,765,516	$24	$1,085,108	$(945,563)	$(38)	$139,531
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(54,326)	$(60,223)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,519	1,233
Non-cash lease expense	730	1,254
Stock-based compensation	29,474	23,775
Non-cash interest expense	3,150	4,425
Non-cash royalty revenue related to the sale of future royalties	(1,371)	(2,406)
Other, net	(1,088)	(2,083)
Changes in operating assets and liabilities
Accounts receivable	(28,504)	(4,848)
Inventory	(15,878)	(32,075)
Prepaid commercial manufacturing	(8,712)	3,638
Prepaid expenses and other assets	(5,486)	(5,917)
Accounts payable	19,175	5,685
Accrued compensation and benefits	(4,544)	(3,126)
Operating lease liabilities	(753)	(1,268)
Accrued and other liabilities	22,446	7,480
Deferred revenue	5,532	657
Net cash used in operating activities	(38,636)	(63,799)
Investing activities
Proceeds from maturities and redemptions of investments	94,510	93,110
Purchases of investments	(81,762)	(54,361)
Purchases of property and equipment	(82)	(975)
Net cash provided by investing activities	12,666	37,774
Financing activities
Proceeds from Loan Agreement, net of costs	81,871	48,668
Repayment of Loan Agreement, including fees	(33,831)	—
Proceeds from issuance of common stock under equity incentive plans	7,122	2,470
Net cash provided by financing activities	55,162	51,138
Net increase in cash and cash equivalents	29,192	25,113
Cash and cash equivalents at beginning of period	67,999	64,932
Cash and cash equivalents at end of period	$97,191	$90,045
Supplemental disclosure of cash flow information
Cash paid for interest	$7,745	$6,280
Cash paid for income taxes	$101	$440
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$—	$3,880
Issuance of common stock for services	$185	$315
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. NATURE OF OPERATIONS
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative medicines that meet significant unmet medical needs. We currently market two therapies from the active ingredient tenapanor, a sodium/hydrogen exchanger (NHE3) inhibitor that was discovered and developed by Ardelyx. NHE3 is an antiporter expressed on the apical surface of the small and large intestines. Tenapanor is a minimally absorbed, small molecule therapy. In addition, we are building a pipeline which is currently focused on expanding the commercial footprint of tenapanor.
Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with irritable bowel syndrome with constipation (IBS-C). We are seeking to further expand the IBSRELA eligible patient population to include patients with chronic idiopathic constipation (CIC), and have initiated a Phase 3 clinical trial evaluating tenapanor in adults with CIC.
Tenapanor, branded as XPHOZAH®, is approved in the U.S. to reduce serum phosphorus in adults with chronic kidney disease (CKD) on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy.
We are also developing a next-generation NHE3 inhibitor, RDX10531, which is currently in IND-enabling studies and has demonstrated in preclinical models to have improved solubility and potency compared to tenapanor. We believe that RDX10531 can have application across multiple therapeutic areas.
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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our 2025 Form 10-K. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the entire year ending December 31, 2026, or for any other interim period or future year.
Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for definitions of terms used throughout the document.
Use of Estimates
The preparation of financial statements requires management to make estimates, judgments and assumptions. The most significant assumptions are estimates used in our revenue gross-to-net accruals. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. We are exposed to credit risks in the event of default by the counterparties to the extent of the amount recorded in our condensed balance sheets. Cash, cash equivalents and short-term investments are invested through banks and other financial institutions in the U.S.

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
NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The following table summarizes our cash, cash equivalents and short-term investments:

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(in thousands)		Gains	Losses			Gains	Losses
Cash and cash equivalents
Cash	$7,086	$—	$—	$7,086	$18,569	$—	$—	$18,569
Money market funds	90,105	—	—	90,105	49,430	—	—	49,430
Total cash and cash equivalents	97,191	—	—	97,191	67,999	—	—	67,999
Short-term investments
U.S. treasury securities	$88,142	$—	$(75)	$88,067	$95,052	$105	$—	$95,157
Commercial paper	46,918	3	(66)	46,855	46,421	32	(3)	46,450
U.S. government-sponsored agency bonds	23,452	—	(30)	23,422	27,330	36	—	27,366
Corporate bonds	21,229	—	(23)	21,206	22,557	25	—	22,582
Yankee bonds	5,091	—	(2)	5,089	5,132	3	—	5,135
Total short-term investments	184,832	3	(196)	184,639	196,492	201	(3)	196,690
Total cash, cash equivalents and investments	$282,023	$3	$(196)	$281,830	$264,491	$201	$(3)	$264,689
Realized gains or losses have not been significant and are included in other income, net in our condensed statements of operations and comprehensive loss.
Unrealized losses as of June 30, 2026 and December 31, 2025 were not material. All of the short-term available-for-sale securities held as of June 30, 2026 and December 31, 2025 had contractual maturities of less than one year, and no investment was in a continuous unrealized loss position for more than one year. Therefore, we believe that it is more likely than not that the investments will be held until maturity or a forecasted recovery of fair value.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of June 30, 2026 and December 31, 2025.
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

NOTE 3. FAIR VALUE MEASUREMENTS
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1 –	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the reporting date.

Level 2 –	Valuations based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Valuations based on unobservable inputs for which there is little or no market data, which require us to develop our own assumptions.
The following table sets forth the fair value of our financial assets that are measured or disclosed on a recurring basis by level within the fair value hierarchy:

	June 30, 2026				December 31, 2025
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$90,105	$90,105	$—	$—	$49,430	$49,430	$—	$—
U.S. treasury securities	88,067	—	88,067	—	95,157	—	95,157	—
Commercial paper	46,855	—	46,855	—	46,450	—	46,450	—
U.S. government-sponsored agency bonds	23,422	—	23,422	—	27,366	—	27,366	—
Corporate bonds	21,206	—	21,206	—	22,582	—	22,582	—
Yankee bonds	5,089	—	5,089	—	5,135	—	5,135	—
Total	$274,744	$90,105	$184,639	$—	$246,120	$49,430	$196,690	$—
Fair Value of Debt
The outstanding principal under our Loan Agreement is subject to a variable interest rate based on the one-month SOFR, a readily observable market data (Level 2 input). Therefore, we believe the carrying amount of the term loan facility approximated its fair value as of June 30, 2026 and December 31, 2025. See Note 8. Borrowing for more information.
The carrying value of the deferred royalty obligation related to the sale of future royalties approximated its fair value as of June 30, 2026 and December 31, 2025, and is based on our current estimates of future royalties and commercialization milestones expected to be received by HCR over the life of the HCR Agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for more information.
NOTE 4. INVENTORY
Inventory consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$38,554	$28,009
Work in process	87,037	88,259
Finished goods	13,394	6,839
Total	$138,985	$123,107
Reported as
Inventory	$25,858	$17,735
Inventory, non-current	113,127	105,372
Total	$138,985	$123,107

Prepaid commercial manufacturing with third-party CMOs not included in inventory was $23.2 million and $14.5 million as of June 30, 2026 and December 31, 2025, respectively. There were $8.5 million prepayments expected to be converted into inventory after 12 months as of June 30, 2026, compared to none as of December 31, 2025.
NOTE 5. REVENUE
Disaggregation of total revenues by nature is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Product sales, net	$118,129	$90,077	$211,502	$157,891
Product supply revenue	1,976	6,185	2,330	6,439
Licensing revenue	96	20	147	5,040
Non-cash royalty revenue related to the sale of future royalties	676	1,380	1,371	2,406
Total revenues	$120,877	$97,662	$215,350	$171,776
Product Sales, Net
Total product sales, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Product sales, net
IBSRELA	$86,243	$65,045	$156,317	$109,448
XPHOZAH	31,886	25,032	55,185	48,443
Total product sales, net	$118,129	$90,077	$211,502	$157,891
Product sales, net as a percentage of total revenues	97.7%	92.2%	98.2%	91.9%
Concentrations
Gross product sales from Customers accounting for more than 10% of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customers(1)
BioRidge Pharma, LLC	76.3%	61.1%	80.3%	62.2%
Cencora, Inc.	16.0%	20.5%	16.5%	19.5%
McKesson Corporation	14.4%	20.7%	15.0%	19.1%
Cardinal Health, Inc.	14.4%	23.4%	13.7%	22.8%
Caremark, LLC	13.4%	—%	12.8%	—%
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

GTN Adjustments
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2025	$1,693	$34,456	$9,274	$45,423
Provisions(1)	17,983	70,766	25,383	114,132
Credits/payments	(16,957)	(58,732)	(24,495)	(100,184)
Balance as of June 30, 2026	$2,719	$46,490	$10,162	$59,371
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
The following table summarizes total revenues by collaboration partner:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Licensing revenue
Fosun Pharma	$95	$—	$115	$5,000
Knight	1	20	32	40
Total licensing revenue	$96	$20	$147	$5,040
Product supply revenue
Fosun Pharma	$1,976	$—	$2,328	$—
Kyowa Kirin	—	6,185	2	6,185
Knight	—	—	—	254
Total supply revenue	$1,976	$6,185	$2,330	$6,439
Non-cash royalty revenue related to the sale of future royalties
Kyowa Kirin	$676	$1,380	$1,371	$2,406
The following table presents changes in our current deferred revenue balances by collaboration partner:

	2026			2025
(in thousands) Current	Kyowa Kirin	Fosun Pharma	Total	Kyowa Kirin	Fosun Pharma	Total
Deferred revenue balance as of January 1,	$—	$1,206	$1,206	$10,686	$—	$10,686
Prepaid product supply	—	7,529	7,529	227	—	227
Product supply delivered	—	(1,997)	(1,997)	(4,633)	—	(4,633)
Reclassify amounts to be recognized in the next 12 months	—	—	—	—	—	—
Deferred revenue balance as of June 30,	$—	$6,738	$6,738	$6,280	$—	$6,280

The following table presents changes in our non-current deferred revenue balances by collaboration partner:

	2026			2025
(in thousands) Non-current	Kyowa Kirin	Fosun Pharma	Total	Kyowa Kirin	Fosun Pharma	Total
Deferred revenue balance as of January 1,	$13,699	$—	$13,699	$7,232	$—	$7,232
Prepaid product supply	—	—	—	5,063	—	5,063
Product supply delivered	—	—	—	—	—	—
Reclassify amounts to be recognized in the next 12 months	—	—	—	—	—	—
Deferred revenue balance as of June 30,	$13,699	$—	$13,699	$12,295	$—	$12,295
Significant developments and updates related to our collaboration partnerships in the six months ended June 30, 2026 and 2025 are discussed below.
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
AstraZeneca
In connection with the AstraZeneca Termination Agreement, we recognized royalty expense as cost of sales in our condensed statements of operations and comprehensive loss of $3.8 million and $12.7 million in the three and six months ended June 30, 2025, respectively. As of the end of the 2025 second quarter, we had fully recognized the maximum $75.0 million royalty obligation, which had been fully remitted as of the end of the 2025 third quarter.
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
Payments received from HCR are recorded as a deferred royalty obligation on our condensed balance sheets, which is being amortized as non-cash interest expense over the life of the HCR Agreement using the effective interest method. The deferred royalty obligation will be effectively repaid over the life of the HCR Agreement as we remit to HCR royalties and commercialization milestones paid to us by Kyowa Kirin. We periodically assess the estimated amounts and timing of future royalties and commercialization milestone payments from Kyowa Kirin and, to the extent that the amount or timing of such payments is materially different than our original estimates, we prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation.

A summary of financial information related to the HCR Agreement is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Non-cash interest expense related to the sale of future royalties	$(1,267)	$(2,219)	$(2,584)	$(4,290)

($ in thousands)	2026	2025
Deferred royalty obligation balance as of January 1,	$25,876	$25,527
Non-cash interest expense related to the sale of future royalties	2,584	4,290
Royalty and commercialization milestone payments remitted to HCR	(2,143)	(2,056)
Deferred royalty obligation balance as of June 30,	$26,317	$27,761
Effective interest rate as of June 30,	19.6%	33.5%
NOTE 8. BORROWING
The following table presents our outstanding term loans under the Loan Agreement:

(in thousands)	June 30, 2026	December 31, 2025
Principal(1)
Term A Loan	$14,371	$27,500
Term B Loan	11,758	22,500
Term C Loan	41,940	50,000
Term D Loan	50,000	50,000
Term E Loan	50,000	50,000
Term F Loan	50,000	—
Term H Loan	31,931	—
Total principal	250,000	200,000
Adjustments to principal value
Unamortized discount and debt issuance costs	(3,021)	(1,127)
Accreted value of final fee	4,844	3,961
Total long-term debt	251,823	202,834
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	$251,823	$202,834
(1)The outstanding term loans bear an interest rate at the sum of 4.55% plus the greater of (a) the one-month SOFR or (b) 3.50%, and mature on July 1, 2030.
On April 28, 2026, we entered into an amendment to our Loan Agreement (the Sixth Amendment), by and among us, as borrower, SLR, as collateral agent and the lenders party thereto. Pursuant to the Sixth Amendment, among other things, (i) a portion of $200.0 million in outstanding principal previously allocated among the Term A through C Loans (collectively, the Revised Loans) was refinanced with a new Term H Loan; (ii) the maturity date for the Revised Loans, the Term D Loan and the Term E Loan was extended from July 1, 2028 to July 1, 2030 (the New Maturity Date), which is the maturity date for each other term loan; (iii) the interest-only payment period for the Revised Loans, the Term D Loan and the Term E Loan was extended until the New Maturity Date, which is the interest-only payment period for each other term loan; (iv) the interest rate for each term loan will have a collectively reduced interest rate, at the sum of 4.55% plus the greater of (a) the one-month SOFR reference rate or (b) 3.50%; (v) we retained the option to draw the Term F and Term G Loans, each in the amount of $50.0 million, at our election by June 30, 2026 and December 20, 2026, respectively; and (vi) we amended certain negative covenants and other conditions to provide additional flexibility to us. We concluded that the Sixth Amendment was a modification to the Loan Agreement and we accounted for it accordingly.
On the closing date of the Sixth Amendment, we paid approximately $1.9 million in final fees and prepayment premium in connection with the partial repayment of the Term A through C Loans.

We are obligated to pay a final fee with respect to each of the outstanding amounts under each of the term loans, upon the earliest to occur of (i) the New Maturity Date, (ii) the acceleration of the applicable term loan or (iii) the prepayment, refinancing, substitution or replacement of the applicable term loan. This final fee is 4.95% for the Term A through E Loans, 3.45% for the Term F and Term G Loans and 2.50% for the Term H Loan. The total unaccreted final fee was $6.0 million and $5.9 million as of June 30, 2026 and December 31, 2025, respectively.
We may voluntarily prepay all amounts outstanding under the Revised Loans, the Term D Loan, the Term E Loan and the Term H Loan, subject to a prepayment premium of (i) three percent of the outstanding principal amount of the applicable term loan if prepaid on or after April 28, 2026 through and including April 28, 2027, (ii) two percent of the outstanding principal amount of the applicable term loan if prepaid on or after April 29, 2027 through and including April 28, 2028 or (iii) one percent of the outstanding principal amount of the applicable term loan if prepaid after April 28, 2028 and prior to July 1, 2030.
We may voluntarily prepay all amounts outstanding under the Term F and Term G Loans, subject to a prepayment premium of (i) two percent of the outstanding principal amount of the applicable term loan if prepaid on or after July 1, 2026 through and including June 30, 2027 or (ii) one percent of the outstanding principal amount of the applicable term loan if prepaid after June 30, 2027 and prior to July 1, 2030.
The Loan Agreement contains certain covenants, including a single financial covenant that the sum of our net product revenue, calculated on a trailing six-month basis, plus unrestricted cash and cash equivalents that are subject to a first-priority perfected lien in favor of SLR, shall be greater than or equal to 100% of the principal amount outstanding under the Loan Agreement. The outstanding term loans are secured by substantially all of our assets, except for our intellectual property and certain other customary exclusions. In addition, the Loan Agreement contains subjective clauses to accelerate the maturity of outstanding principal amount in the event that a material adverse change has occurred within our business, operations or financial condition.
On June 29, 2026, we received $50.0 million of funding as a result of our draw down of the Term F Loan. We elected to draw down the Term F Loan for general corporate purposes and to enhance flexibility to support our ongoing strategic initiatives, in line with our capital allocation strategy.
As of June 30, 2026, our total future payment obligation related to the outstanding term loans, excluding interest payments, was $260.8 million, which is due on July 1, 2030.
NOTE 9. LEASES
The following table provides additional details of our facility leases presented in our condensed balance sheets:

($ in thousands)
Facilities	June 30, 2026	December 31, 2025
Right-of-use assets	$4,065	$4,795

Current portion of lease liabilities	$1,545	$1,479
Operating lease liability, net of current portion	2,822	3,641
Total lease liabilities	$4,367	$5,120

Weighted-average remaining term (in years)	2.7	3.1
Weighted-average discount rate	5.6%	5.6%
The following table presents the lease costs, which are included in our condensed statements of operations and comprehensive loss, and the supplemental cash flow information related to the leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$432	$393	$864	$1,370
Cash paid for operating leases	$446	$340	$888	$1,387

The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of June 30, 2026:

(in thousands)	Operating Leases
Remainder of 2026	$897
2027	1,836
2028	1,402
2029	575
Thereafter	—
Total undiscounted operating lease payments	4,710
Imputed interest expenses	(343)
Total operating lease liabilities	4,367
Less: Current portion of operating lease liability	(1,545)
Operating lease liability, net of current portion	$2,822
NOTE 10. STOCKHOLDERS’ EQUITY
In November 2025, we filed an automatic shelf registration statement on Form S-3ASR, which became effective upon filing, containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of our common stock, preferred stock, debt securities, warrants and/or units; and (ii) a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold from time to time under the 2025 Open Market Sales Agreement, deemed to be “at-the-market offerings.” Pursuant to the 2025 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to three percent of the gross sales price for shares of our common stock sold under the 2025 Open Market Sales Agreement. As of June 30, 2026, there have been no sales of our common stock under the 2025 Open Market Sales Agreement.
NOTE 11. EQUITY INCENTIVE PLANS
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs and our ESPP included in our condensed statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Selling, general and administrative	$12,408	$9,273	$23,964	$17,757
Research and development	2,908	2,414	5,510	6,018
Total	$15,316	$11,687	$29,474	$23,775
A summary of our total unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 30, 2026 is as follows:

	Unrecognized Compensation Expense (in thousands)	Average Remaining Vesting Period (in years)
Stock option grants	$52,092	2.6
RSU grants	$91,005	2.9
ESPP	$129	0.2

Stock Options
A summary of our stock option activity and related information for the six months ended June 30, 2026 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
Outstanding as of December 31, 2025	28,977	$5.54
Granted	3,968	$7.29
Exercised	(1,890)	$3.38
Forfeited or cancelled	(1,780)	$8.12
Outstanding as of June 30, 2026	29,275	$5.76
Exercisable as of June 30, 2026	18,078	$5.44
Restricted Stock Units
A summary of our RSU activity and related information for the six months ended June 30, 2026 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	12,583	$5.71
Granted	6,858	$7.24
Vested	(2,769)	$6.09
Forfeited or cancelled	(1,353)	$6.32
Unvested as of June 30, 2026	15,319	$6.27
Employee Stock Purchase Plan
During the six months ended June 30, 2026, we issued approximately 0.1 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $5.44 per share, resulting in proceeds to us of approximately $0.7 million.
Issuance of Common Stock for Services
During the six months ended June 30, 2026, we issued approximately 33 thousand shares of our common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under our Non-Employee Director Compensation Program.
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

Detailed information regarding our single operating segment’s significant revenues, expenses and operating loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues
Product sales, net	$118,129	$90,077	$211,502	$157,891
Other revenues(1)	2,748	7,585	3,848	13,885
Total revenues	120,877	97,662	215,350	171,776
Less
Cost of product sales(2)	3,689	3,245	6,564	5,585
Other cost of revenue(3)	2,070	9,158	4,006	19,121
Research and development(4)	23,195	13,251	40,781	24,586
Selling(4)	66,949	57,952	134,344	114,752
General and administrative(4)	22,083	16,764	45,399	34,701
Stock-based compensation	15,316	11,687	29,474	23,775
Loss from operations	(12,425)	(14,395)	(45,218)	(50,744)
Other reconciliation items(5)	(4,296)	(4,684)	(9,108)	(9,479)
Net loss	$(16,721)	$(19,079)	$(54,326)	$(60,223)
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
NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effect of stock-based awards. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, unvested restricted stock units and ESPP shares issuable pursuant to the current purchase period. As we had net losses for the six months ended June 30, 2026 and 2025, all potential common shares were determined to be anti-dilutive during those periods.
The following table sets forth the computation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net loss	$(16,721)	$(19,079)	$(54,326)	$(60,223)
Denominator
Weighted average common shares outstanding - basic and diluted	248,067	239,929	246,967	239,280
Net loss per share of common stock - basic and diluted	$(0.07)	$(0.08)	$(0.22)	$(0.25)

The total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Options to purchase common stock	29,725	30,618	29,717	29,878
Restricted stock units	15,734	13,600	15,601	11,993
ESPP shares issuable	161	188	152	199
Total	45,620	44,406	45,470	42,070
NOTE 14. COMMITMENTS AND CONTINGENCIES
On December 7, 2021 and March 29, 2022, two verified shareholder derivative lawsuits were filed in the U.S. District Court for the Northern District of California purportedly on behalf of Ardelyx against certain of Ardelyx’s executive officers and members of our board of directors, captioned Go v. Raab, et al., Case No. 4:21-cv-09455-HSG, and Morris v. Raab, et al., Case No. 4:22-cv-01988-JSC (together, the Go and Morris actions). The complaints alleged that the defendants’ violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets led to personally making and/or caused Ardelyx to make materially false and misleading statements regarding the Company’s business, operations and prospects. The complaint seeks contribution under Sections 10(b) and 21D of the Exchange Act from two executive officers. On January 19, 2022 and April 27, 2022, the court granted the parties’ stipulation to stay the Go and Morris actions, respectively, until resolution of the motion(s) to dismiss in the lawsuits captioned Strezsak v. Ardelyx, Inc., et al., Case No. 4:21-cv-05868-HSG and Siegel v. Ardelyx, Inc., et al., Case No. 5:21-cv-06228-HSG (together, the Securities Class Actions). On October 25, 2022, the parties filed a stipulation to consolidate and stay the Go and Morris actions, and on October 27, 2022, the court consolidated the Go and Morris actions and stayed the consolidated action pending resolution of the anticipated motion(s) to dismiss in the Securities Class Action. The Securities Class Actions were voluntarily dismissed on March 5, 2025. The court dismissed the Go and Morris actions on April 30, 2025.
On July 17, 2024, in partnership with the AAKP and the NMQF, we filed a lawsuit in the U.S. District Court for the District of Columbia against CMS, claiming that CMS has violated its statutory and regulatory authority under MIPPA, which established the ESRD PPS bundled payment system for dialysis services in 2008. Specifically, the lawsuit claims that moving XPHOZAH, along with all oral-only drugs, into the ESRD PPS is inconsistent with MIPPA’s statutory provision, and contradicts CMS’s own regulations. XPHOZAH and other oral-only drugs are not administered by dialysis providers and cannot be taken during the delivery of maintenance dialysis. On November 8, 2024, the U.S. District Court for the District of Columbia granted defendants’ Motion to Dismiss and denied plaintiffs’ Motion for Preliminary Injunction, or in the Alternative, for Expedited Summary Judgment. Following the District Court’s denial of plaintiffs’ Motion to Alter or Amend the Judgment, or in the Alternative, for an Injunction Pending Appeal, plaintiffs filed an Emergency Motion for an Administrative Stay and Injunction Pending Appeal, which was denied by the United States Court of Appeals for the District of Columbia Circuit. Appellants filed an initial brief in the appeal on February 4, 2025; Appellees filed an initial brief on March 6, 2025; and Appellants filed a reply brief on March 27, 2025. Both Appellees and Appellants filed a final brief on April 10, 2025. Oral argument in the case was heard on September 25, 2025. On June 26, 2026, the United States Court of Appeals affirmed the District Court’s dismissal. We are not pursuing further litigation on this matter.
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
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of June 30, 2026, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.
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
EXECUTIVE SUMMARY
We are a commercial-stage biopharmaceutical company focused on the development and commercialization of innovative medicines that meet significant unmet medical needs. We currently market two therapies from the active ingredient tenapanor, an NHE3 inhibitor that was discovered and developed by Ardelyx. NHE3 is an antiporter expressed on the apical surface of the small and large intestines. Tenapanor is a minimally absorbed, small molecule therapy. In addition, we are building a pipeline which is currently focused on expanding the commercial footprint of tenapanor.
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
Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with IBS-C. We believe that IBSRELA can bring meaningful benefit to the approximately 13 million Americans who suffer from the symptoms of IBS-C, many of whom continue to experience symptoms despite intervention with other therapies. We are seeking to further expand the IBSRELA eligible patient population to include patients with CIC, and have initiated a Phase 3 clinical trial (ACCEL) evaluating tenapanor in adults with CIC. In January 2026, we dosed the first patient in ACCEL and have initiated all pre-identified sites. We expect to complete enrollment by the end of 2026 and to announce topline data in the second half of 2027. IBSRELA is also being evaluated in multiple pediatric clinical trials which could expand its use and potentially provide six months of additional patent life for tenapanor.
Tenapanor, branded as XPHOZAH®, is approved in the U.S. to reduce serum phosphorus in adults with CKD on dialysis as add-on therapy in patients who have an inadequate response to phosphate binders or who are intolerant of any dose of phosphate binder therapy. We believe XPHOZAH can bring meaningful relief to adult CKD patients on dialysis, the vast majority of whom have elevated levels of serum phosphorus and are unable to achieve target serum phosphorus levels with phosphate binders alone. Continually elevated levels of serum phosphorus can result in severe cardiovascular health complications.
We are also developing a next-generation NHE3 inhibitor, RDX10531, which has demonstrated in preclinical models to have improved solubility and potency compared to tenapanor. RDX10531 is currently being tested in IND-enabling studies. If successful, RDX10531 has potential for broad applications across multiple therapeutic areas.

Effective April 28, 2026, we entered into the Sixth Amendment to our Loan Agreement with SLR as collateral agent and the lenders party thereto, resulting in better overall terms.
On June 26, 2026, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the District Court’s dismissal of our lawsuit against CMS related to CMS reimbursement classification of XPHOZAH. We are not pursuing further litigation on this matter.
On June 29, 2026, we received $50.0 million of funding as a result of our draw down of the Term F Loan. We elected to draw down the Term F Loan for general corporate purposes and to enhance flexibility to support our ongoing strategic initiatives, in line with our capital allocation strategy.
Refer to the Summary of Abbreviated Terms at the end of this Quarterly Report on Form 10-Q for definitions of terms used throughout the document.
RESULTS OF OPERATIONS
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the entire year ending December 31, 2026, or for any other interim period or future year. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Form 10-K to enhance the understanding of our financial metrics below.
Revenues
Below is a summary of our total revenues:

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Product sales, net	$118,129	$90,077	$28,052	31%	$211,502	$157,891	$53,611	34%
Product supply revenue	1,976	6,185	(4,209)	(68)%	2,330	6,439	(4,109)	(64)%
Licensing revenue	96	20	76	380%	147	5,040	(4,893)	(97)%
Non-cash royalty revenue related to the sale of future royalties	676	1,380	(704)	(51)%	1,371	2,406	(1,035)	(43)%
Total revenues	$120,877	$97,662	$23,215	24%	$215,350	$171,776	$43,574	25%
Below is a summary of our product sales, net by product:

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Product sales, net
IBSRELA	$86,243	$65,045	$21,198	33%	$156,317	$109,448	$46,869	43%
XPHOZAH	31,886	25,032	6,854	27%	55,185	48,443	6,742	14%
Total product sales, net	$118,129	$90,077	$28,052	31%	$211,502	$157,891	$53,611	34%
Product sales, net:
The increase in IBSRELA product sales, net in the three and six months ended June 30, 2026 primarily reflected higher demand, driven by continued increase in awareness and prescriber experience, and to a lesser extent, higher net price.
The increase in XPHOZAH product sales, net in the three and six months ended June 30, 2026 primarily reflected higher demand and net price. XPHOZAH product sales, net in the six months ended June 30, 2025 included a $3.8 million favorable adjustment driven by a change in previously estimated product returns.
Product supply revenue:
Product supply revenue is primarily impacted by the timing of product supply shipments to our collaboration partners under our product supply agreements in support of the development and commercialization of our products ex-U.S. by our collaboration partners.

The product supply revenue was primarily attributable to Fosun Pharma in the three and six months ended June 30, 2026. In the three and six months ended June 30, 2025, the product supply revenue was primarily attributable to Kyowa Kirin.
Licensing revenue:
Licensing revenue is primarily impacted by the timing of regulatory and commercialization milestone achievements as well as sales-based royalties received from our collaboration partners.
The licensing revenue was primarily attributable to sales-based royalties received from Fosun Pharma in the three and six months ended June 30, 2026. The licensing revenue in the six months ended June 30, 2025 included a $5.0 million milestone earned in the 2025 first quarter under the terms of the Fosun Agreement, following the NDA approval by China’s Center for Drug Evaluation of the NMPA for tenapanor in the control of serum phosphorus in adult patients with CKD on hemodialysis.
Non-cash royalty revenue:
The decrease in non-cash royalty revenue in the three and six months ended June 30, 2026 reflected lower royalties received from Kyowa Kirin for sales of PHOZEVEL in Japan.
GTN Adjustments
Reconciliation of gross product sales to product sales, net is as follows:

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Gross product sales	$179,016	$131,187	$47,829	36%	$325,634	$227,919	$97,715	43%
GTN adjustments	(60,887)	(41,110)	(19,777)	48%	(114,132)	(70,028)	(44,104)	63%
Product sales, net	$118,129	$90,077	$28,052	31%	$211,502	$157,891	$53,611	34%
GTN adjustment percentage	34.0%	31.3%			35.0%	30.7%
The increase in GTN adjustment percentage in the three and six months ended June 30, 2026 primarily reflected an unfavorable channel mix as well as Medicare and Medicaid Inflation Rebate charges.
The increase in GTN adjustment percentage in the six months ended June 30, 2026 reflected a $3.8 million favorable adjustment recognized in the 2025 first quarter, which was driven by a change in previously estimated XPHOZAH product returns.
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2025	$1,693	$34,456	$9,274	$45,423
Provisions(1)	17,983	70,766	25,383	114,132
Credits/payments	(16,957)	(58,732)	(24,495)	(100,184)
Balance as of June 30, 2026	$2,719	$46,490	$10,162	$59,371
(1)Adjustments to prior period provisions recorded in the current period were not material.

Costs and Expenses
Below is a summary of our costs and operating expenses, interest expense, non-cash interest expense related to the sale of future royalties and other income, net:

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of sales	$5,759	$12,403	$(6,644)	(54)%	$10,570	$24,706	$(14,136)	(57)%
Research and development	26,103	15,666	10,437	67%	46,291	30,604	15,687	51%
Selling, general and administrative	101,440	83,988	17,452	21%	203,707	167,210	36,497	22%
Total costs and operating expenses	$133,302	$112,057	$21,245	19%	$260,568	$222,520	$38,048	17%

Interest expense	$(4,957)	$(4,356)	$(601)	14%	$(10,556)	$(8,547)	$(2,009)	24%
Non-cash interest expense related to the sale of future royalties	$(1,267)	$(2,219)	$952	(43)%	$(2,584)	$(4,290)	$1,706	(40)%
Other income, net	$2,038	$1,892	$146	8%	$4,150	$4,218	$(68)	(2)%
Cost of Sales

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of product sales	$3,689	$3,245	$444	14%	$6,564	$5,585	$979	18%
Other cost of revenue	2,070	9,158	(7,088)	(77)%	4,006	19,121	(15,115)	(79)%
Cost of sales	$5,759	$12,403	$(6,644)	(54)%	$10,570	$24,706	$(14,136)	(57)%
The increase in cost of product sales in the three and six months ended June 30, 2026 reflected higher product sales. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the three and six months ended June 30, 2026 was expensed as research and development expense in periods prior to the commencement of capitalization of inventory costs for each respective product. The cost associated with inventory sold but previously expensed as research and development was $0.3 million and $0.6 million for the three and six months ended June 30, 2026, and $1.0 million and $1.7 million for the three and six months ended June 30, 2025, respectively. The value of inventory on hand as of June 30, 2026 and December 31, 2025 that was previously expensed as research and development was approximately $8.0 million and $10.9 million, respectively.
The decrease in other cost of revenue in the three and six months ended June 30, 2026 primarily reflected the full recognition of the maximum $75.0 million royalty obligation under the AstraZeneca Termination Agreement as of the end of the 2025 second quarter and lower costs associated with product supply revenue. Other cost of revenue related to the AstraZeneca Termination Agreement was $3.8 million and $12.7 million for the three and six months ended June 30, 2025, respectively.

Research and Development
Below is a summary of our research and development expenses:

	Three Months Ended June 30,		Change 2026 vs. 2025		Six Months Ended June 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
External R&D expenses	$13,942	$6,607	$7,335	111%	$23,270	$10,809	$12,461	115%
Employee-related expenses	10,808	7,997	2,811	35%	20,678	17,452	3,226	18%
Facility-related and other expenses	1,353	1,062	291	27%	2,343	2,343	—	0%
Total research and development expenses	$26,103	$15,666	$10,437	67%	$46,291	$30,604	$15,687	51%
External R&D expenses consist substantially of costs associated with our life cycle management initiatives for tenapanor, with more than half of these costs attributable to our CIC program for the three and six months ended June 30, 2026, respectively. External R&D expenses also include costs associated with early-stage, preclinical programs as well as unallocated program-specific costs, which were individually immaterial for the periods presented. We begin to track program-specific costs for early-stage, preclinical programs once they become material, which generally occurs following IND and when clinical-stage work has commenced. We do not track employee and facility-related expenses by program, as we typically use our employee and infrastructure resources across multiple R&D programs.
The increase in external R&D expenses in the three and six months ended June 30, 2026 reflected increased clinical trial activities, including Phase 3 clinical trials evaluating tenapanor in adults with CIC, as well as engagement with medical and scientific communities in the areas of gastroenterology and nephrology related to our marketed products.
The increase in employee-related expenses in the three and six months ended June 30, 2026 was primarily driven by increased headcount in connection with pipeline expansion activities as well as engagement with medical and scientific communities in the areas of gastroenterology and nephrology related to our marketed products.
Selling, General and Administrative
The increase in selling, general and administrative expenses in the three and six months ended June 30, 2026 primarily reflected increased commercialization and administrative costs to support net sales growth of IBSRELA, consisting of external spending for disease awareness initiatives, patient affordability, access support and related patient awareness, as well as increased commercial infrastructure costs. The increase was also attributable to increased headcount, including incremental stock-based compensation expenses of $3.1 million and $6.2 million in the three and six months ended June 30, 2026, respectively.
Interest Expense
The increase in interest expense in the three and six months ended June 30, 2026 primarily reflected a higher outstanding loan balance resulting from the Term E Loan draw at the end of June 2025, partially offset by the reduced interest rate under the term loans resulting from the Sixth Amendment to our Loan Agreement effective at the end of April 2026.
Non-Cash Interest Expense Related to the Sale of Future Royalties
The decrease in non-cash interest expense related to the sale of future royalties in the three and six months ended June 30, 2026 primarily reflected the imputed interest accrued on the decreasing carrying value of the deferred royalty obligation and royalties received from Kyowa Kirin for sales of PHOZEVEL in Japan which were remitted to HCR.
Other Income, Net
Other income, net remained materially unchanged in the three and six months ended June 30, 2026 and primarily consisted of interest income earned on our cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES
Below is a summary of our cash, cash equivalents and short-term investments:

($ in thousands)	June 30, 2026	December 31, 2025	Change $	Change %
Cash and cash equivalents	$97,191	$67,999	$29,192	43%
Short-term investments	184,639	196,690	(12,051)	(6)%
Total liquid funds	$281,830	$264,689	$17,141	6%
We regularly assess our cash position and our working capital needs to execute our strategy. We have historically funded our operations primarily from product sales, sales of our common stock, funds from our loan agreements with SLR, funds from our collaboration partnerships, as well as the sale of future royalties and commercialization milestones to HCR. We expect that we will increasingly rely on cash generated from our commercial operations to fund our operating plan while maintaining financial flexibility to source cash from future equity sales and debt financing. Our capital allocation strategy includes (i) accelerating IBSRELA growth, (ii) investing in our current pipeline and (iii) maintaining financial strength.
Sources of Liquidity
In November 2025, we filed an automatic shelf registration statement on Form S-3ASR, which became effective upon filing, containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of our common stock, preferred stock, debt securities, warrants and/or units; and (ii) a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold from time to time under the 2025 Open Market Sales Agreement, deemed to be “at-the-market offerings.” Pursuant to the 2025 Open Market Sales Agreement, Jefferies, as sales agent, may receive a commission of up to three percent of the gross sales price for shares of our common stock sold under the 2025 Open Market Sales Agreement. As of June 30, 2026, there have been no sales of our common stock under the 2025 Open Market Sales Agreement.
We have a loan and security agreement with SLR (the Loan Agreement). The Loan Agreement provides a total of $300.0 million, of which $250.0 million has been drawn and is outstanding as of June 30, 2026. The additional borrowing of $50.0 million pursuant to the Term G Loan is available at our election to draw through December 20, 2026. See Note 8. Borrowing for further information on our long-term debt.
Cash Flow Activities
The following table summarizes our cash flows:

	Six Months Ended June 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%
Net cash used in operating activities	$(38,636)	$(63,799)	$25,163	(39)%
Net cash provided by investing activities	12,666	37,774	(25,108)	(66)%
Net cash provided by financing activities	55,162	51,138	4,024	8%
Net increase in cash and cash equivalents	$29,192	$25,113	$4,079	16%

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
Net cash used in operating activities decreased in the six months ended June 30, 2026, primarily due to the timing of our payments and inventory purchases, partially offset by the timing of cash collections from our Customers.
Cash Flows from Investing Activities
Cash flows from investing activities include cash used for capital expenditures and purchases of short-term investments as well as net proceeds from asset dispositions and maturities of short-term investments.
Net cash provided by investing activities decreased in the six months ended June 30, 2026, primarily reflecting higher short-term investment purchases.
Cash Flows from Financing Activities
Cash flows from financing activities include net proceeds associated with our Loan Agreement, sales of our common stock with respect to the “at-the-market offering” programs and issuances of our common stock under our equity incentive plans.
Net cash provided by financing activities included the receipts of the Term F Loan and the Term E Loan in the six months ended June 30, 2026 and 2025, respectively. Net cash provided by financing activities increased in the six months ended June 30, 2026, primarily due to higher proceeds received from the issuance of common stock under our equity incentive plans.
Funding Requirements
Based on our current operating model, we believe our available cash, cash equivalents and short-term investments as of June 30, 2026 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.
Our future funding requirements will depend on many factors as described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.
Contract Obligations and Commitments
As of June 30, 2026, our total future payment obligation related to the outstanding term loans, excluding interest payments, was $260.8 million, which is due on July 1, 2030. See Note 8. Borrowing for further information on our long-term debt.
We have entered into various operating leases for our offices. As of June 30, 2026, our total undiscounted obligation for operating leases was $4.7 million, with maturities ranging up through July 2029. See Note 9. Leases for further information on our operating leases.
We enter into a variety of contracts in the normal course of business. These contracts generally allow us to terminate on notice, reschedule or adjust our requirements based on our business needs prior to the delivery of goods or performance of services.
Critical Accounting Policies and Estimates
Our preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of significant judgment in their application in our 2025 Form 10-K. We have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them during the six months ended June 30, 2026.

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
As of June 30, 2026, we had cash, cash equivalents and short-term investments of $281.8 million, which consisted of bank deposits and money market funds, as well as high quality fixed income instruments, including commercial paper, U.S. government-sponsored agency bonds, U.S. treasury securities, corporate bonds and Yankee bonds. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Money market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
The outstanding principal under our Loan Agreement is subject to a variable interest rate, which fluctuates with changes in the one-month SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in the one-month SOFR of 100 basis points above the current one-month SOFR rate would not have had a material effect on our result of operations for the six months ended June 30, 2026. As of June 30, 2026, we had an aggregate principal amount of $250.0 million outstanding pursuant to our Loan Agreement.
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
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the earnings effects of changes in foreign currency exchange rates. As of June 30, 2026, we had no open forward foreign currency exchange contracts.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See information in Note 14. Commitments and Contingencies which we incorporated here by reference.
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
Risks Related to our Financial Condition and Capital Requirements
We have incurred losses in each year since our inception, and if we are unable to continue to increase revenue and/or, if we pursue future business opportunities, we may not achieve cash flow positivity when expected or at all, and even if we do, we may not be able to sustain cash flow positivity quarter over quarter and year over year.
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
We have incurred losses in each year since our inception in October 2007. We continue to incur commercialization, development and additional expenses related to our ongoing operations and pursuit of future business opportunities. As of June 30, 2026, we had an accumulated deficit of $1.0 billion. Our prior losses, combined with any future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
If we are unable to continue to increase revenue for IBSRELA and XPHOZAH, and/or if we elect to pursue future business opportunities to strengthen our pipeline, we may not achieve cash flow positivity when expected or at all, and even if we do, we may not be able to sustain cash flow positivity quarter over quarter and year over year.
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
With respect to our commercialization of IBSRELA and XPHOZAH, our revenue, and therefore, our ability to achieve and sustain cash flow positivity will be dependent, in part, upon the size of the markets in the U.S., the label for which approval was granted, accepted price for the product, and the ability to secure and maintain adequate reimbursement. On January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, became part of the ESRD PPS and coverage for XPHOZAH and these other oral drugs under Medicare Part D was eliminated. The inclusion of XPHOZAH in the ESRD PPS creates additional uncertainty as to the commercial opportunity for XPHOZAH. In addition, CMS’ March 27, 2026 operational guidance reiterating that ESRD facilities are expected by CMS to furnish XPHOZAH under the ESRD PPS bundled payment regardless of manufacturer distribution preferences could adversely affect XPHOZAH revenue. See “—XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is not available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS” below.
If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund investments we may elect to make in building our pipeline, we will not be able to achieve or, if achieved, to sustain cash flow positivity, and our liquidity, financial condition, and business prospects may be materially affected.
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
There is no guarantee that we will achieve sufficient market acceptance for XPHOZAH, or that we will be able to secure and maintain adequate coverage and reimbursement for XPHOZAH, or generate sufficient revenue from product sales of XPHOZAH. The inclusion of XPHOZAH in the ESRD PPS creates additional uncertainty as to the commercial opportunity for XPHOZAH. In addition, CMS’ March 27, 2026 operational guidance reiterating that ESRD facilities are expected by CMS to furnish XPHOZAH under the ESRD PPS bundled payment regardless of manufacturer distribution preferences could adversely affect XPHOZAH revenue. See “—XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is not available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS” below.
XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is not available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS.
In January 2011, CMS, an agency within the United States Department of Health and Human Services responsible for administering the Medicare program, implemented the ESRD PPS, a new PPS for dialysis treatment. Under the ESRD PPS, CMS generally makes a single bundled payment to the dialysis facility for each dialysis treatment that covers all items and services routinely required for dialysis treatments furnished to Medicare beneficiaries in Medicare-certified ESRD facilities or at their home, including the cost of certain drugs defined by CMS to be part of the renal dialysis service. CMS included XPHOZAH in the ESRD PPS, effective January 1, 2025, eliminating coverage for XPHOZAH for Medicare beneficiaries under Medicare Part D. The change in Medicare reimbursement coverage had a negative and material impact on our XPHOZAH revenue in 2025 and may have a material adverse impact on our XPHOZAH revenue in future periods. We anticipate the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS. On June 26, 2026, the U.S. Court of Appeals for the District of Columbia Circuit affirmed dismissal of our lawsuit against CMS regarding the inclusion of XPHOZAH in the ESRD PPS. See Note 14. Commitments and Contingencies for more information. In addition, on March 27, 2026, CMS issued operational guidance reiterating that ESRD facilities are expected by CMS to furnish XPHOZAH under the bundled payment, which may limit our ability to effectively pursue alternative distribution approaches for XPHOZAH and negatively impact our XPHOZAH revenue and pace of revenue growth.
The extent to which the inclusion of XPHOZAH in the ESRD PPS will continue to materially and adversely impact our XPHOZAH business is dependent on the following:
•the extent to which this change, the March 2026 CMS operational guidance, the status of our lawsuit against CMS and any other regulatory action will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage; and
•the extent to which the elimination of separate payment for XPHOZAH for Medicare beneficiaries under Medicare Part D will influence the payment decisions of other payors and the extent to which payment for XPHOZAH will continue to be made as a pharmacy benefit for non-Medicare patients.

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
In the U.S., CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. On January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, became part of the ESRD PPS and coverage for XPHOZAH and these other oral drugs under Medicare Part D was eliminated. See “—XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is not available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS” above.
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
On February 23, 2022, we entered into a loan and security agreement (the Loan Agreement) with SLR as collateral agent and the lenders listed in the Loan Agreement (collectively, the Lenders). The Loan Agreement was subsequently amended in August 2022 (the First Amendment), February 2023 (the Second Amendment), October 2023 (the Third Amendment), October 2024 (Fourth Amendment), June 2025 (Fifth Amendment) and April 2026 (Sixth Amendment). The loan was funded in the amount of $27.5 million on February 23, 2022. An additional amount of $22.5 million was drawn on October 19, 2023, and an additional $50.0 million was drawn on each of March 1, 2024, October 29, 2024, June 30, 2025 and June 29, 2026, respectively. These are referred to as the Terms A, B, C, D, E and F Loans, respectively. In connection with the Sixth Amendment, a portion of the $200.0 million in outstanding principal previously allocated among the Term A through C Loans was refinanced with a new Term H Loan, and the interest rate was collectively reduced under all term loans, including the undrawn term loans. As of June 30, 2026, we have the option to draw up to an additional $50.0 million pursuant to the Term G Loan, which is available at the Company’s election through December 20, 2026. Until we have repaid all funded indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
In addition, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs under the Loan Agreement. An event of default will occur if, among other things, we fail to make payments under the Loan Agreement; we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches; a Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit a Lender to accelerate the maturity of such indebtedness or that could have a material adverse change on us. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to limit or reduce our activities necessary to commercialize IBSRELA and/or XPHOZAH, or delay or limit clinical trials for tenapanor or other product candidates. The Lenders could also exercise its rights as collateral agent to take possession of and to dispose of the collateral securing the term loans, which collateral includes substantially all of our property (excluding intellectual property, which is subject to a negative pledge). Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.
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
In addition to the currently available phosphate binders, we are aware of at least four phosphate binders in development, including AP-301, developed by Alebund Pharmaceutical (Hong Kong) Limited and currently in Phase 3; VS-505, developed by Vidasym and currently in Phase 2; and TS-172, developed by Taisho Pharmaceutical and currently in Phase 3. On June 30, 2026, Unicycive Therapeutics, which is developing OLC, announced the receipt of a Complete Response Letter from the FDA citing manufacturing deficiencies. Additionally, Alebund is developing AP-306, an inhibitor of phosphate transporters NaPi-2b, PiT-1, and PiT-2, thus far studied in a Phase 2 clinical trial.

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
The global data protection landscape continues to rapidly evolve, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or perception of their requirements may have on our business. This evolution may create uncertainty in our business; affect our ability to operate in certain jurisdictions, or to collect, store, transfer use and share personal information; necessitate the acceptance of more onerous obligations in our contracts; result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.
As our operations and business continue to grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission, and breach reporting of individually identifiable health information. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.
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
Our business may be affected by the evolving regulatory framework for AI Technologies
We use artificial intelligence (AI), machine learning, and automated decision-making technologies, (collectively, AI Technologies) throughout our business, and are making investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. There can be no assurance that the usage of our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which its performance and accuracy decrease over time without further human intervention to correct such decay.
We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models may increase our operating costs. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources.
Additionally, our use of AI Technologies in research and development could introduce unique intellectual property risks. Shifting legal standards creates substantial uncertainty regarding whether AI-generated inventions, chemical structures, or therapies are eligible for patent protection. If we are unable to obtain or maintain strong patent exclusivity for product candidates developed with the assistance of AI, our competitive position and long-term profitability could be materially harmed. We also face the risk that the AI tools we utilize could inadvertently ingest third-party proprietary data, exposing us to infringement claims, or that deploying our own proprietary data into these models could compromise our trade secrets.
The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.
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
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. The risk of a security breach or disruption or data loss, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access Confidential Information increases the risk of data security breaches, which could lead to the loss of Confidential Information or other intellectual property. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques, including artificial intelligence, that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. Additionally, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. There can also be no assurance that our and our collaborators’, CROs’, CMOs’, contractors’, consultants’ and other service providers’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

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
We do not have the ability to independently conduct nonclinical studies or clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. The third parties with whom we contract for execution of the clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we control only certain aspects of their activities and have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely, and will continue to rely, on these third parties to conduct our nonclinical studies and our clinical trials, we remain responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We, and these third parties, are required to comply with current GLPs for nonclinical studies and GCPs for clinical studies. GLPs and GCPs are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for all of our products in nonclinical and clinical development, respectively. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable regulatory requirements, including GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There can be no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which could add additional costs and could delay the regulatory approval process.
Our CMOs manufacture tenapanor API outside of the U.S. Our collaboration partners outside of the U.S. have sought and obtained and may continue to seek and obtain approval to commercialize tenapanor outside of the U.S., and as a result, a variety of risks associated with international operations could materially adversely affect our business.
Our collaboration partners have sought and obtained and may continue to seek and obtain marketing approval for tenapanor outside of the U.S. Furthermore, we may seek and obtain marketing approval for IBSRELA or XPHOZAH in other territories outside of the U.S. Additionally, we have contractual agreements with CMOs involving the manufacture of tenapanor API outside of the U.S., and may otherwise engage in business outside of the U.S., including entering into additional contractual agreements with third parties. We are subject to additional risks related to entering into these international business markets and relationships, including:
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
Moreover, on January 1, 2025, XPHOZAH, along with other oral drugs for ESRD patients on dialysis without injectable or intravenous equivalents, became part of the ESRD PPS and coverage under Medicare Part D was eliminated. See “—XPHOZAH became part of the ESRD PPS on January 1, 2025, which means coverage for XPHOZAH for Medicare beneficiaries is not available under Medicare Part D; this resulted in a negative and material impact on our XPHOZAH revenue in 2025; and the continued lack of Medicare Part D coverage for XPHOZAH will result in a materially lower pace of revenue growth as compared to expectations before XPHOZAH became part of the ESRD PPS” above.
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
There has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2022, the IRA was signed into law in August 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; redesigns the Medicare Part D benefit; and replaces the Part D coverage gap discount program with a new manufacturer discount program. CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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
The IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation, as described under “—Current and future healthcare reform legislation, regulation or action by the current administration may increase the difficulty and cost for us to commercialize our approved products and may adversely affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.” The Medicare Part D rebate, if applicable, will be calculated on the basis of the AMP figures we report pursuant to the MDRP.
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
Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for IBSRELA and XPHOZAH, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.
Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. The terms, scope and complexity of these government pricing programs change frequently, as do interpretations of applicable requirements for pricing and rebate calculations. Responding to current and future changes may increase our costs and the complexity of compliance will be time-consuming. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In the event that CMS were to terminate our Medicaid rebate agreement, no federal payments would be available under Medicaid or Medicare for IBSRELA or XPHOZAH. We cannot offer any assurances that our submissions will not be found to be incomplete or incorrect.
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
Although the composition and use of IBSRELA and XPHOZAH are currently claimed by patents that are listed in the FDA’s Orange Book, we cannot assure that we will be successful in defending against third parties asserting that any of our patents are invalid, unenforceable or not infringed by the third parties’ products, or in competing against third parties seeking to introduce generic versions of IBSRELA, XPHOZAH or any of our future products.
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
In cases where NCE exclusivity has been granted for an NDA, as in the case of IBSRELA and XPHOZAH, if an ANDA or 505(b)(2) sponsor has provided a Paragraph IV certification to the FDA when filing its application, the sponsor must also send a notice thereof to the NCE NDA owner. The NCE NDA owner may then initiate a patent infringement lawsuit in response to the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the NCE NDA owner’s receipt of a notice of the Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months after the NCE NDA owner’s receipt of the Paragraph IV certification notice, a final decision in the infringement case in favor of the ANDA or 505(b)(2) sponsor, or another date established by the court. There can be no assurances that an ANDA or 505(b)(2) NDA that references our IBSRELA or XPHOZAH NDAs and includes a Paragraph IV certification will not be filed, or that we will be successful in enforcing our Orange Book listed patents against such ANDA or 505(b)(2) sponsor. Furthermore, any Paragraph IV litigation, whether settled or litigated to resolution, could involve substantial expense, result in patent invalidation, trigger earlier-than-expected generic entry, or expose us to legal and regulatory challenges under federal and state antitrust laws.
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
The European Union’s (EU) new Unified Patent Court (UPC), which took effect on June 1, 2023, may, in particular, present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe, including those based on European patent applications filed after introduction of the new system. Under the new system, the proprietor of a European patent can opt for that patent to become a unitary patent which will cover all of the EU states that have ratified the Agreement on the Unified Patent Court at that point in time (hereinafter referred to as UPC Countries), and the European patent will then be subject to the jurisdiction of the UPC. During a transition period of the first seven years of the UPC's existence (which under the current legislation could potentially be extended by the Administrative Committee of the UPC for up to seven additional years), European patent applications can be opted out of the jurisdiction of the UPC, and validated as exclusively national patents in any one or more of the UPC Countries, even if those patents grant after the end of the transition period.
We may decide to opt out future European patents from the UPC, but doing so may preclude us from realizing some benefits of the UPC. If we do opt a European patent out of the jurisdiction of the UPC, we may decide to opt that European patent back into the jurisdiction of the UPC in the future if we do wish to take advantage of certain benefits of the UPC, but we will only be able to do this if no actions have been brought before a national court in relation to the European patent concerned. In addition, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC.

We may decide not to opt out of future European Patents from the UPC, but not opting out will put our European patent under the jurisdiction of the UPC for all UPC Countries and we will still be required to validate the European patent in countries that are not signatories to the unitary patent system, such as Spain, Switzerland and the United Kingdom, and failure to validate would prevent us from securing patent rights in those countries. European patents that are under the jurisdiction of the UPC may be challenged in a single UPC-based revocation proceeding that could invalidate the patent in all UPC countries.
The UPC will also provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction against us in infringement proceedings, in at least all countries which are signatories to the UPC. Further, because the UPC is a new court system having little established precedent for the court's decisions, there is increased uncertainty regarding the outcome of any patent litigation. We are unable to predict what impact the new patent regime may have on our ability to exclude competitors in the European market.
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
•announcements regarding the results of clinical trials we may run evaluating tenapanor for CIC, RDX10531 or any other product candidates;
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended June 30, 2026, no Section 16 officer or director adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	06/24/2014	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	06/20/2023	3.1
3.3	Second Amended and Restated Bylaws.	8-K	08/04/2025	3.1
10.1†	First Amendment to the Commercial Supply Agreement, dated May 11, 2026, by and between the Company and Catalent Pharma Solutions, LLC.				X
10.2†	Second Amendment to the Manufacturing Services Agreement, dated May 15, 2026, by and between the Company and Patheon Pharmaceuticals Inc.				X
10.3#	Second Amendment to the Ardelyx, Inc. Amended and Restated 2014 Equity Incentive Award Plan.	8-K	06/17/2026	10.1
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (v) Notes to Unaudited Condensed Financial Statements.
					X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X
_______________________________
†    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the SEC upon request.
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

Ardelyx, Inc.

Date: August 6, 2026	By:	/s/ Joseph Reilly
Joseph Reilly Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SUMMARY OF ABBREVIATED TERMS
Throughout this Quarterly Report on Form 10-Q, we have used terms which are defined below:

2025 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026	HCR	HealthCare Royalty Partners IV, L.P.
340B Program	Public Health Service’s 340B Drug Pricing Program	HCR Agreement	Royalty and Sales Milestone Interest Acquisition Agreement
AAKP	American Association of Kidney Patients	HHS	Department of Health and Human Services
ACA	Affordable Care Act	HIPAA	Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder
AI Technologies	Artificial intelligence (AI), machine learning, and automated decision-making technologies, (collectively, AI Technologies)	HRSA	Health Resources and Services Administration
AMP	average manufacturer price	IBS-C	irritable bowel syndrome with constipation
ANDA	abbreviated New Drug Application	IND	Investigational New Drug
API	active pharmaceutical ingredient	IRA	Inflation Reduction Act of 2022
AstraZeneca	AstraZeneca AB	IRB	Institutional Review Board
ASU	Accounting Standards Update	IT	information technology
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act	Jefferies	Jefferies LLC
cGMP	current Good Manufacturing Practice	Knight	Knight Therapeutics, Inc.
CIC	chronic idiopathic constipation	Kyowa Kirin	Kyowa Kirin Co., Ltd.
CKD	chronic kidney disease	MDRP	Medicaid Drug Rebate Program
CME	Chicago Mercantile Exchange	MIPPA	Medicare Improvements for Patients and Providers Act
CMO	contract manufacturing organization	METiS	METiS Therapeutics, Inc.
CMS	Centers for Medicare & Medicaid Services	MHLW	Ministry of Health, Labour and Welfare
CRO	contract research organization	NCE	new chemical entity
Customers	collectively, major wholesalers, specialty pharmacies and GPOs (IBSRELA) and specialty wholesaler (XPHOZAH)	NDA	New Drug Application
DPF	EU-US Data Privacy Framework	NHE3	sodium hydrogen exchange 3
EEA	European Economic Area	NMPA	National Medical Products Administration
ESPP	Employee Stock Purchase Plan	NMQF	National Minority Quality Forum
ESRD	End-Stage Renal Disease	NOL	net operating loss
ESRD PPS	End-Stage Renal Disease Prospective Payment System	Non-FAMP	Non-Federal Average Manufacturer Price
EU Patent Package	European Patent Package	OLC	Oxylanthanum Carbonate
Exchange Act	the Securities Exchange Act of 1934, as amended	R&D	research and development
FASB	Financial Accounting Standards Board	REMS	Risk Evaluation and Mitigation Strategy
FDA	Food and Drug Administration	RSU	restricted stock units
FFDCA	Federal Food, Drug, and Cosmetic Act	SEC	Securities and Exchange Commission
Fosun Pharma	Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd.	SLR	SLR Investment Corp.
FSS	Federal Supply Schedule	SOFR	Secured Overnight Financing Rate
FTC	Federal Trade Commission	TDAPA	Transitional Drug Add-on Payment Adjustment
GCP	Good Clinical Practice	UPC	Unified Patent Court
GDPR	European Union General Data Protection Regulation	U.S.	United States
GLP	Good Laboratory Practice	USPTO	U.S. Patent and Trademark Office
GPO	group purchasing organization	VA	Department of Veterans Affairs
GTN	gross-to-net