Form 10-Q
period 2026-09-30
ARDELYX, INC.
filed 2026-11-03
CIK 1437402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.0001 par value per share, as of October 27, 2026, was 251,372,553.

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
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our plans and expectations for the commercialization of IBSRELA and XPHOZAH, including any statements relating to anticipated product demand, market acceptance, sales and growth;
•coverage and reimbursement for IBSRELA and XPHOZAH, including the effects of changes in healthcare policy, pricing and reimbursement;
•the plans, timing and potential results of our clinical trials and other development activities, including our evaluation of tenapanor for chronic idiopathic constipation and development of RDX10531, and the potential for regulatory approvals or expanded indications;
•our expectations regarding the manufacture and supply of our products and product candidates and our reliance on third-party manufacturers and suppliers;
•our plans to advance and expand our pipeline through internal development or potential transactions involving external assets, and the potential benefits of any such transactions;
•estimates of our expenses, future revenue, capital requirements, our needs for additional financing, our ability to obtain additional capital, and our ability to achieve and sustain positive cash flow; and
•other risks and uncertainties, including those under the caption “Risk Factors.”
We have based these forward-looking statements largely on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions, and these forward-looking statements are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control, that could cause actual outcomes or results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update any forward-looking statement publicly, or to revise any forward-looking statement to reflect events or developments occurring after the date of this Quarterly Report on Form 10-Q, even if new information becomes available in the future. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in any such forward-looking statement.
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

ARDELYX, INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARDELYX, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$46,317	$67,999
Short-term investments	239,021	196,690
Accounts receivable	93,441	71,848
Inventory	24,440	17,735
Prepaid commercial manufacturing	17,161	14,479
Prepaid expenses and other current assets	21,008	13,566
Total current assets	441,388	382,317
Property and equipment, net	1,570	2,184
Inventory, non-current	133,119	105,372
Right-of-use assets	3,692	4,795
Other assets	7,756	6,936
Total assets	$587,525	$501,604
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$33,657	$19,235
Accrued compensation and benefits	17,592	19,108
Current portion of operating lease liability	1,579	1,479
Deferred revenue	5,497	1,206
Accrued expenses and other current liabilities	69,480	47,577
Total current liabilities	127,805	88,605
Operating lease liability, net of current portion	2,400	3,641
Long-term debt	252,360	202,834
Deferred revenue, non-current	13,699	13,699
Deferred royalty obligation related to the sale of future royalties	27,215	25,876
Total liabilities	423,479	334,655
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value per share; 500,000,000 shares authorized; 251,030,827 and 244,351,501 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	25	24
Additional paid-in capital	1,166,506	1,113,666
Accumulated deficit	(1,002,002)	(946,939)
Accumulated other comprehensive (loss) income	(483)	198
Total stockholders’ equity	164,046	166,949
Total liabilities and stockholders’ equity	$587,525	$501,604
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Product sales, net	$125,455	$105,515	$336,957	$263,406
Product supply revenue	1,380	—	3,710	6,439
Licensing revenue	216	25	363	5,065
Non-cash royalty revenue related to the sale of future royalties	604	4,789	1,975	7,195
Total revenues	127,655	110,329	343,005	282,105
Costs and operating expenses
Cost of sales	4,539	3,982	15,109	28,688
Research and development	25,199	18,067	71,490	48,671
Selling, general and administrative	93,894	83,612	297,601	250,822
Total costs and operating expenses	123,632	105,661	384,200	328,181
Income (loss) from operations	4,023	4,668	(41,195)	(46,076)
Interest expense	(5,880)	(5,796)	(16,436)	(14,343)
Non-cash interest expense related to the sale of future royalties	(1,502)	(2,188)	(4,086)	(6,478)
Other income, net	2,712	2,449	6,862	6,667
Loss before provision for income taxes	(647)	(867)	(54,855)	(60,230)
Provision for income taxes	90	102	208	962
Net loss	$(737)	$(969)	$(55,063)	$(61,192)
Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)	$(0.22)	$(0.25)
Shares used in computing net loss per share - basic and diluted	250,007,187	241,908,407	247,991,715	240,165,744
Comprehensive loss
Net loss	$(737)	$(969)	$(55,063)	$(61,192)
Unrealized (losses) gains on available-for-sale securities	(290)	162	(681)	67
Comprehensive loss	$(1,027)	$(807)	$(55,744)	$(61,125)
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2026	249,147,061	$25	$1,150,446	$(1,001,265)	$(193)	$149,013
Issuance of common stock under employee stock purchase plan	214,774	—	690	—	—	690
Issuance of common stock upon exercise of options	151,203	—	269	—	—	269
Issuance of common stock upon vesting of restricted stock units	1,517,789	—	—	—	—	—
Stock-based compensation	—	—	15,101	—	—	15,101
Unrealized losses on available-for-sale securities	—	—	—	—	(290)	(290)
Net loss	—	—	—	(737)	—	(737)
Balance as of September 30, 2026	251,030,827	$25	$1,166,506	$(1,002,002)	$(483)	$164,046

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	244,351,501	$24	$1,113,666	$(946,939)	$198	$166,949
Issuance of common stock under employee stock purchase plan	351,254	—	1,432	—	—	1,432
Issuance of common stock for services	32,627	—	185	—	—	185
Issuance of common stock upon exercise of options	2,040,937	1	6,648	—	—	6,649
Issuance of common stock upon vesting of restricted stock units	4,254,508	—	—	—	—	—
Stock-based compensation	—	—	44,575	—	—	44,575
Unrealized losses on available-for-sale securities	—	—	—	—	(681)	(681)
Net loss	—	—	—	(55,063)	—	(55,063)
Balance as of September 30, 2026	251,030,827	$25	$1,166,506	$(1,002,002)	$(483)	$164,046

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	240,765,516	$24	$1,085,108	$(945,563)	$(38)	$139,531
Issuance of common stock under employee stock purchase plan	162,859	—	703	—	—	703
Issuance of common stock upon exercise of options	860,811	—	2,111	—	—	2,111
Issuance of common stock upon vesting of restricted stock units	1,182,652	—	—	—	—	—
Stock-based compensation	—	—	12,742	—	—	12,742
Unrealized gains on available-for-sale securities	—	—	—	—	162	162
Net loss	—	—	—	(969)	—	(969)
Balance as of September 30, 2025	242,971,838	$24	$1,100,664	$(946,532)	$124	$154,280

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	238,015,825	$24	$1,058,548	$(885,340)	$57	$173,289
Issuance of common stock under employee stock purchase plan	385,593	—	1,718	—	—	1,718
Issuance of common stock for services	87,256	—	315	—	—	315
Issuance of common stock upon exercise of options	1,641,801	—	3,566	—	—	3,566
Issuance of common stock upon vesting of restricted stock units	2,841,363	—	—	—	—	—
Stock-based compensation	—	—	36,517	—	—	36,517
Unrealized gains on available-for-sale securities	—	—	—	—	67	67
Net loss	—	—	—	(61,192)	—	(61,192)
Balance as of September 30, 2025	242,971,838	$24	$1,100,664	$(946,532)	$124	$154,280
The accompanying notes are an integral part of these condensed financial statements.

ARDELYX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(55,063)	$(61,192)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,140	2,138
Non-cash lease expense	1,103	1,590
Stock-based compensation	44,575	36,517
Non-cash interest expense	4,897	6,877
Non-cash royalty revenue related to the sale of future royalties	(1,975)	(7,195)
Other, net	(1,756)	(3,151)
Changes in operating assets and liabilities
Accounts receivable	(21,593)	(18,905)
Inventory	(34,452)	(38,174)
Prepaid commercial manufacturing	(2,682)	8,327
Prepaid expenses and other assets	(8,679)	(5,771)
Accounts payable	14,422	2,390
Accrued compensation and benefits	(1,516)	116
Operating lease liabilities	(1,141)	(1,474)
Accrued and other liabilities	20,964	12,111
Deferred revenue	4,291	2,362
Net cash used in operating activities	(36,465)	(63,434)
Investing activities
Proceeds from maturities and redemptions of investments	158,535	156,456
Purchases of investments	(199,791)	(168,060)
Purchases of property and equipment	(82)	(1,131)
Net cash used in investing activities	(41,338)	(12,735)
Financing activities
Proceeds from Loan Agreement, net of costs	81,871	48,668
Repayment of Loan Agreement, including fees	(33,831)	—
Proceeds from issuance of common stock under equity incentive plans	8,081	5,284
Net cash provided by financing activities	56,121	53,952
Net decrease in cash and cash equivalents	(21,682)	(22,217)
Cash and cash equivalents at beginning of period	67,999	64,932
Cash and cash equivalents at end of period	$46,317	$42,715
Supplemental disclosure of cash flow information
Cash paid for interest	$12,640	$10,857
Cash paid for income taxes	$166	$491
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$—	$4,362
Issuance of common stock for services	$185	$315
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
We are also developing a next-generation NHE3 inhibitor, RDX10531, which is currently in IND-enabling studies and has demonstrated improved solubility and potency compared to tenapanor in preclinical models. We believe that RDX10531 can have application across multiple therapeutic areas.
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
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto included in our 2025 Form 10-K. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the entire year ending December 31, 2026, or for any other interim period or future year.
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
NOTE 2. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The following table summarizes our cash, cash equivalents and short-term investments:

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
(in thousands)		Gains	Losses			Gains	Losses
Cash and cash equivalents
Cash	$8,040	$—	$—	$8,040	$18,569	$—	$—	$18,569
Money market funds	38,277	—	—	38,277	49,430	—	—	49,430
Total cash and cash equivalents	46,317	—	—	46,317	67,999	—	—	67,999
Short-term investments
U.S. treasury securities	$140,138	$—	$(265)	$139,873	$95,052	$105	$—	$95,157
Commercial paper	60,573	—	(146)	60,427	46,421	32	(3)	46,450
U.S. government-sponsored agency bonds	10,477	—	(17)	10,460	27,330	36	—	27,366
Corporate bonds	23,245	—	(55)	23,190	22,557	25	—	22,582
Yankee bonds	5,071	—	—	5,071	5,132	3	—	5,135
Total short-term investments	239,504	—	(483)	239,021	196,492	201	(3)	196,690
Total cash, cash equivalents and investments	$285,821	$—	$(483)	$285,338	$264,491	$201	$(3)	$264,689
Realized gains or losses have not been significant and are included in other income, net in our condensed statements of operations and comprehensive loss.
Unrealized losses as of September 30, 2026 and December 31, 2025 were not material. All of the short-term available-for-sale securities held as of September 30, 2026 and December 31, 2025 had contractual maturities of less than one year, and no investment was in a continuous unrealized loss position for more than one year. Therefore, we do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.
Based on our procedures under the expected credit loss model, including an assessment of unrealized losses in our portfolio, we concluded that any unrealized losses on our marketable securities were not attributable to credit and, therefore, we have not recorded an allowance for credit losses for these securities as of September 30, 2026 and December 31, 2025.
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
The following table sets forth the fair value of our financial assets that are measured or disclosed on a recurring basis by level within the fair value hierarchy:

	September 30, 2026				December 31, 2025
(in thousands)	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$38,277	$38,277	$—	$—	$49,430	$49,430	$—	$—
U.S. treasury securities	139,873	—	139,873	—	95,157	—	95,157	—
Commercial paper	60,427	—	60,427	—	46,450	—	46,450	—
Corporate bonds	23,190	—	23,190	—	22,582	—	22,582	—
U.S. government-sponsored agency bonds	10,460	—	10,460	—	27,366	—	27,366	—
Yankee bonds	5,071	—	5,071	—	5,135	—	5,135	—
Total	$277,298	$38,277	$239,021	$—	$246,120	$49,430	$196,690	$—
Fair Value of Debt
The outstanding principal under our Loan Agreement is subject to a variable interest rate based on the one-month SOFR. Therefore, we believe the carrying amount of the term loan facility approximated its fair value as of September 30, 2026 and December 31, 2025. See Note 8. Borrowing for more information.
The carrying value of the deferred royalty obligation related to the sale of future royalties approximated its fair value as of September 30, 2026 and December 31, 2025, and is based on our current estimates of future royalties and commercialization milestones expected to be received by HCR over the life of the HCR Agreement. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for more information.
NOTE 4. INVENTORY
Inventory consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$24,816	$28,009
Work in process	116,528	88,259
Finished goods	16,215	6,839
Total	$157,559	$123,107
Reported as
Inventory	$24,440	$17,735
Inventory, non-current	133,119	105,372
Total	$157,559	$123,107

Prepaid commercial manufacturing with third-party CMOs not included in inventory was $17.2 million and $14.5 million as of September 30, 2026 and December 31, 2025, respectively. There were no prepayments expected to be converted into inventory after 12 months as of September 30, 2026 and December 31, 2025.
NOTE 5. REVENUE
Disaggregation of total revenues by nature is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Product sales, net	$125,455	$105,515	$336,957	$263,406
Product supply revenue	1,380	—	3,710	6,439
Licensing revenue	216	25	363	5,065
Non-cash royalty revenue related to the sale of future royalties	604	4,789	1,975	7,195
Total revenues	$127,655	$110,329	$343,005	$282,105
Product Sales, Net
Total product sales, net was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Product sales, net
IBSRELA	$96,286	$78,158	$252,603	$187,606
XPHOZAH	29,169	27,357	84,354	75,800
Total product sales, net	$125,455	$105,515	$336,957	$263,406
Product sales, net as a percentage of total revenues	98.3%	95.6%	98.2%	93.4%
Concentrations
Gross product sales from Customers accounting for more than 10% of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customers(1)
BioRidge Pharma, LLC	70.6%	66.3%	76.7%	63.8%
Cencora, Inc.	16.5%	17.3%	16.5%	18.6%
McKesson Corporation	15.0%	20.7%	15.0%	19.7%
Cardinal Health, Inc.	14.8%	25.5%	14.1%	23.9%
Caremark, LLC	14.4%	—%	13.4%	—%
(1)The total of the percentages exceeds 100% as the numerators used in the calculations represent gross product sales for each Customer, as opposed to product sales, net as presented in our condensed statements of operations and comprehensive loss.

GTN Adjustments
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2025	$1,693	$34,456	$9,274	$45,423
Provisions(1)	28,955	109,001	34,494	172,450
Credits/payments	(27,851)	(89,119)	(35,351)	(152,321)
Balance as of September 30, 2026	$2,797	$54,338	$8,417	$65,552
(1)Adjustments to prior period provisions recorded in the current period were not material.
NOTE 6. COLLABORATION AND LICENSING AGREEMENTS
We have out-licensed the development and commercialization of tenapanor outside of the U.S. to external partners. We recognize revenue from our collaboration partnerships as licensing revenue, product supply revenue or non-cash royalty revenue related to the sale of future royalties. See Note 7. Collaboration and Licensing Agreements and “Collaboration and Licensing Revenue” caption of Note 2. Summary of Significant Accounting Policies of our 2025 Form 10-K for more information on the nature, purpose, significant rights and obligations of the parties, as well as our accounting policies for such revenue streams.
The following table summarizes total revenues by collaboration partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Licensing revenue
Fosun Pharma	$216	$—	$331	$5,000
Knight	—	25	32	65
Total licensing revenue	$216	$25	$363	$5,065
Product supply revenue
Fosun Pharma	$1,380	$—	$3,708	$—
Kyowa Kirin	—	—	2	6,185
Knight	—	—	—	254
Total supply revenue	$1,380	$—	$3,710	$6,439
Non-cash royalty revenue related to the sale of future royalties
Kyowa Kirin	$604	$4,789	$1,975	$7,195
The following table presents changes in our current deferred revenue balances by collaboration partner:

	2026			2025
(in thousands) Current	Kyowa Kirin	Fosun Pharma	Total	Kyowa Kirin	Fosun Pharma	Total
Deferred revenue balance as of January 1,	$—	$1,206	$1,206	$10,686	$—	$10,686
Prepaid product supply	—	7,599	7,599	227	301	528
Product supply delivered	—	(3,308)	(3,308)	(4,633)	—	(4,633)
Reclassify amounts to be recognized in the next 12 months	—	—	—	—	—	—
Deferred revenue balance as of September 30,	$—	$5,497	$5,497	$6,280	$301	$6,581

The following table presents changes in our non-current deferred revenue balances by collaboration partner:

	2026			2025
(in thousands) Non-current	Kyowa Kirin	Fosun Pharma	Total	Kyowa Kirin	Fosun Pharma	Total
Deferred revenue balance as of January 1,	$13,699	$—	$13,699	$7,232	$—	$7,232
Prepaid product supply	—	—	—	6,467	—	6,467
Product supply delivered	—	—	—	—	—	—
Reclassify amounts to be recognized in the next 12 months	—	—	—	—	—	—
Deferred revenue balance as of September 30,	$13,699	$—	$13,699	$13,699	$—	$13,699
Significant developments and updates related to our collaboration partnerships in the nine months ended September 30, 2026 and 2025 are discussed below.
Kyowa Kirin
In the 2025 third quarter, Kyowa Kirin achieved the first commercialization milestone from sales of tenapanor in Japan, triggering a ¥500.0 million payment to us, or approximately $3.4 million at the currency exchange rate as of September 30, 2025. This milestone was recorded as non-cash royalty revenue related to the sale of future royalties in our condensed statements of operations and comprehensive loss in the 2025 third quarter. The milestone payment was subsequently remitted to HCR upon receipt. See Note 7. Deferred Royalty Obligation Related to the Sale of Future Royalties for more information regarding the HCR Agreement.
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
AstraZeneca
As of the end of the 2025 second quarter, we fully recognized the maximum $75.0 million royalty obligation in connection with the AstraZeneca Termination Agreement. The final payment was remitted to AstraZeneca during the 2025 third quarter. We recognized royalty expense of $12.7 million as cost of sales in our condensed statements of operations and comprehensive loss for the nine months ended September 30, 2025.
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
A summary of financial information related to the HCR Agreement is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Non-cash interest expense related to the sale of future royalties	$(1,502)	$(2,188)	$(4,086)	$(6,478)

($ in thousands)	2026	2025
Deferred royalty obligation balance as of January 1,	$25,876	$25,527
Non-cash interest expense related to the sale of future royalties	4,086	6,478
Royalty and commercialization milestone payments remitted to HCR	(2,747)	(3,379)
Deferred royalty obligation balance as of September 30,	$27,215	$28,626
Effective interest rate as of September 30,	22.8%	31.5%
NOTE 8. BORROWING
The following table presents our outstanding term loans under the Loan Agreement:

(in thousands)	September 30, 2026	December 31, 2025
Principal(1)
Term A Loan	$14,371	$27,500
Term B Loan	11,758	22,500
Term C Loan	41,940	50,000
Term D Loan	50,000	50,000
Term E Loan	50,000	50,000
Term F Loan	50,000	—
Term H Loan	31,931	—
Total principal	250,000	200,000
Adjustments to principal value
Unamortized discount and debt issuance costs	(2,860)	(1,127)
Accreted value of final fee	5,220	3,961
Total long-term debt	252,360	202,834
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	$252,360	$202,834
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
We are obligated to pay a final fee with respect to each of the outstanding amounts under each of the term loans, upon the earliest to occur of (i) the New Maturity Date, (ii) the acceleration of the applicable term loan or (iii) the prepayment, refinancing, substitution or replacement of the applicable term loan. This final fee is 4.95% for the Term A through E Loans, 3.45% for the Term F and Term G Loans and 2.50% for the Term H Loan. The total unaccreted final fee was $5.6 million and $5.9 million as of September 30, 2026 and December 31, 2025, respectively.
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
As of September 30, 2026, our total future payment obligation related to the outstanding term loans, excluding interest payments, was $260.8 million, which is due on July 1, 2030.

NOTE 9. LEASES
The following table provides additional details of our facility leases presented in our condensed balance sheets:

($ in thousands)
Facilities	September 30, 2026	December 31, 2025
Right-of-use assets	$3,692	$4,795

Current portion of lease liabilities	$1,579	$1,479
Operating lease liability, net of current portion	2,400	3,641
Total lease liabilities	$3,979	$5,120

Weighted-average remaining term (in years)	2.4	3.1
Weighted-average discount rate	5.6%	5.6%
The following table presents the lease costs, which are included in our condensed statements of operations and comprehensive loss, and the supplemental cash flow information related to the leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$532	$409	$1,396	$1,779
Cash paid for operating leases	$445	$279	$1,333	$1,666
The following table summarizes our undiscounted cash payment obligations for our operating lease liabilities as of September 30, 2026:

(in thousands)	Operating Leases
Remainder of 2026	$451
2027	1,836
2028	1,402
2029	575
Thereafter	—
Total undiscounted operating lease payments	4,264
Imputed interest expenses	(285)
Total operating lease liabilities	3,979
Less: Current portion of operating lease liability	(1,579)
Operating lease liability, net of current portion	$2,400
NOTE 10. STOCKHOLDERS’ EQUITY
In November 2025, we filed an automatic shelf registration statement on Form S-3ASR, which became effective upon filing, containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of our common stock, preferred stock, debt securities, warrants and/or units; and (ii) a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold from time to time under an open market sales agreement (the Sales Agreement), deemed to be “at-the-market offerings.” Jefferies, as sales agent, may receive a commission of up to three percent of the gross sales price for shares of our common stock sold under the Sales Agreement. As of September 30, 2026, there have been no sales of our common stock under the Sales Agreement.

NOTE 11. EQUITY INCENTIVE PLANS
Stock-Based Compensation Expense
Stock-based compensation expense for stock options, RSUs and our ESPP included in our condensed statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Selling, general and administrative	$12,566	$10,400	$36,530	$28,157
Research and development	2,535	2,342	8,045	8,360
Total	$15,101	$12,742	$44,575	$36,517
A summary of our total unrecognized stock-based compensation expense, net of estimated forfeitures, as of September 30, 2026 is as follows:

	Unrecognized Compensation Expense (in thousands)	Average Remaining Vesting Period (in years)
Stock option grants	$41,453	2.5
RSU grants	$77,234	2.7
ESPP	$231	0.4
Stock Options
A summary of our stock option activity and related information for the nine months ended September 30, 2026 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price per Share
Outstanding as of December 31, 2025	28,977	$5.54
Granted	4,892	$6.85
Exercised	(2,041)	$3.26
Forfeited or cancelled	(4,948)	$7.03
Outstanding as of September 30, 2026	26,880	$5.68
Exercisable as of September 30, 2026	17,923	$5.37
Restricted Stock Units
A summary of our RSU activity and related information for the nine months ended September 30, 2026 is as follows:

	Number of RSUs (in thousands)	Weighted-Average Grant Date Fair Value per Share
Unvested as of December 31, 2025	12,583	$5.71
Granted	7,692	$6.96
Vested	(4,287)	$6.05
Forfeited or cancelled	(2,694)	$6.35
Unvested as of September 30, 2026	13,294	$6.19

Employee Stock Purchase Plan
During the nine months ended September 30, 2026, we issued approximately 0.4 million shares of our common stock under the ESPP. The shares were purchased by employees at an average purchase price of $4.08 per share, resulting in proceeds to us of approximately $1.4 million.
Issuance of Common Stock for Services
During the nine months ended September 30, 2026, we issued approximately 33 thousand shares of our common stock to members of the board of directors who elected to receive stock in lieu of their cash fees under our Non-Employee Director Compensation Program.
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
Detailed information regarding our single operating segment’s significant revenues, expenses and operating loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues
Product sales, net	$125,455	$105,515	$336,957	$263,406
Other revenues(1)	2,200	4,814	6,048	18,699
Total revenues	127,655	110,329	343,005	282,105
Less
Cost of product sales(2)	3,393	2,662	9,957	8,247
Other cost of revenue(3)	1,146	1,320	5,152	20,441
Research and development(4)	22,664	15,725	63,445	40,311
Selling(4)	62,961	55,361	197,305	170,113
General and administrative(4)	18,367	17,851	63,766	52,552
Stock-based compensation	15,101	12,742	44,575	36,517
Income (loss) from operations	4,023	4,668	(41,195)	(46,076)
Other reconciliation items(5)	(4,760)	(5,637)	(13,868)	(15,116)
Net loss	$(737)	$(969)	$(55,063)	$(61,192)
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
(3)Other cost of revenue includes the cost of materials sold to our collaboration partners under product supply agreements, certain costs related to capacity expansion at current and future CMOs and payments due to AstraZeneca. As of the end of the 2025 second quarter, the maximum $75.0 million royalty obligation in connection with the AstraZeneca Termination Agreement was fully recognized.
(4)Research and development, selling and general and administrative expenses herein do not include stock-based compensation expenses.
(5)Other reconciliation items includes interest expense, non-cash interest expense related to the sale of future royalties, provision for income taxes and other income, net.
NOTE 13. NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period and excludes any dilutive effect of stock-based awards. Diluted net loss per common share is computed giving effect to all potential dilutive common shares, including common stock issuable upon exercise of stock options, unvested restricted stock units and ESPP shares issuable pursuant to the current purchase period. As we had net losses for the three and nine months ended September 30, 2026 and 2025, all potential common shares were determined to be anti-dilutive during those periods.

The following table sets forth the computation of net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator
Net loss	$(737)	$(969)	$(55,063)	$(61,192)
Denominator
Weighted average common shares outstanding - basic and diluted	250,007	241,908	247,992	240,166
Net loss per share of common stock - basic and diluted	$(0.00)	$(0.00)	$(0.22)	$(0.25)
The total numbers of securities that could potentially dilute net income per share in the future that were not considered in the diluted net loss per share calculations because the effect would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Options to purchase common stock	28,845	30,064	29,423	29,940
Restricted stock units	14,506	13,536	15,232	12,510
ESPP shares issuable	225	157	201	174
Total	43,576	43,757	44,856	42,624
NOTE 14. COMMITMENTS AND CONTINGENCIES
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
On August 16, 2024, a complaint was filed against us in the U.S. District Court for the District of Massachusetts, captioned Yarborough v. Ardelyx, Inc., et al., No. 24-cv-12119 (D. Mass.). The complaint names the Company, Michael Raab, and Justin Renz as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, related to our announcement on July 2, 2024 that it had chosen not to file an application for Transitional Drug Add-on Payment Adjustment for XPHOZAH (the Yarborough Action). The plaintiffs seek damages and interest, and an award of costs, including attorneys’ fees. The Court appointed Tate Wood as lead plaintiff on October 30, 2024. The lead plaintiff filed an amended complaint on January 13, 2025, in which he added Susan Rodriguez, Laura Williams and Elizabeth Grammer as additional defendants and removed Justin Renz as a defendant. The lead plaintiff purports to bring claims on behalf of all those who acquired Ardelyx common stock between February 22, 2024 and July 1, 2024. Defendants filed a motion to dismiss the amended complaint on March 14, 2025. Plaintiffs filed a response on May 13, 2025. Defendants filed a reply in support of their motion to dismiss on June 23, 2025. A hearing on the motion to dismiss was held on September 25, 2025, and on December 24, 2025, the Court granted defendants’ motion to dismiss and issued an order dismissing the case with prejudice. On January 21, 2026, Plaintiffs appealed the District Court’s decisions to the United States Court of Appeals for the First Circuit. On March 26, 2026, the Court granted the Parties’ stipulated voluntary dismissal of Plaintiffs’ appeal.
On September 6 and 13, 2024, certain Ardelyx shareholders filed two verified derivative complaints purportedly on behalf of the Company in the U.S. District Court for the District of Massachusetts alleging violations of Sections 10(b) and/or 14(a) of the Exchange Act, breaches of fiduciary duty, unjust enrichment, waste, and aiding and abetting breaches of fiduciary duty against certain members of our board of directors and management based on substantially the same factual allegations in the Yarborough Action. The complaints seek unspecified damages and corporate governance reforms, as well as costs and attorneys’ fees. On September 25, 2024, the Court consolidated the two derivative actions into the case In re Ardelyx, Inc. Stockholder Derivative Litigation, Case No. 1:24-cv-12302-LTS (D. Mass.). On November 7, 2024, the Court stayed the consolidated derivative action pending resolution of any and all motion(s) to dismiss in the Yarborough Action. On April 9, 2026, the Court dismissed the consolidated derivative action pursuant to the parties’ stipulation of dismissal.
On September 17, 2026, a complaint was filed against us in the U.S. District Court for the District of Massachusetts captioned Broadwater v. Ardelyx, Inc., et al., No. 26-cv-14270 (D. Mass.). The complaint names the Company, Michael Raab, Justin Renz, Susan Hohenleitner, and Eric Foster as defendants and alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder (the Broadwater Action). The plaintiff purports to bring claims on behalf of all those who acquired Ardelyx common stock between January 13, 2025 and August 6, 2026. The plaintiff seeks unspecified damages, interest, costs, and fees. The deadline for shareholders to seek to be appointed lead plaintiff in this action is currently November 16, 2026. We intend to defend against the plaintiff’s allegations vigorously. At this time, we are unable to predict the ultimate outcome of the lawsuit or reasonably estimate the amount or range of any potential loss, if any.
On October 13, 2026, an Ardelyx shareholder filed a verified derivative complaint purportedly on behalf of the Company in the U.S. District Court for the District of Massachusetts, captioned Marti v. Raab, et al., No. 26-cv-14635 (D. Mass.). The complaint alleges violations of Section 14(a) of the Exchange Act, breaches of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control, and seeks contribution under Sections 10(b) and 21D of the Exchange Act. The claims are brought against certain current and former members of our board of directors and management and are based on substantially the same factual allegations as the Broadwater Action. The complaint seeks unspecified damages, restitution, and corporate governance reforms, as well as interest, costs, and attorneys’ fees. We intend to defend against the plaintiff’s allegations vigorously. At this time, we are unable to predict the ultimate outcome of the lawsuit or reasonably estimate the amount or range of any potential loss, if any.
From time to time, we may be involved in legal proceedings arising in the ordinary course of business. As of September 30, 2026, there is no litigation pending that would reasonably be expected to have a material adverse effect on our results of operations and financial condition.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our 2025 Form 10-K. This discussion and analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.” These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason. Unless the context requires otherwise, the terms “Ardelyx,” “Company,” “we,” “us” and “our” refer to Ardelyx, Inc.
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
Tenapanor, branded as IBSRELA®, is approved in the U.S. for the treatment of adults with IBS-C. We believe that IBSRELA can bring meaningful benefit to the approximately 13 million Americans who suffer from the symptoms of IBS-C, many of whom continue to experience symptoms despite intervention with other therapies. We are seeking to further expand the IBSRELA eligible patient population to include patients with CIC, and have initiated a Phase 3 clinical trial (ACCEL) evaluating tenapanor in adults with CIC. Enrollment in ACCEL is now complete and we remain on track to announce topline data in the second half of 2027. IBSRELA is also being evaluated in multiple pediatric clinical trials which could expand its use and potentially provide six months of additional patent life for tenapanor.
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
We are also developing a next-generation NHE3 inhibitor, RDX10531, which has demonstrated improved solubility and potency compared to tenapanor in preclinical models. RDX10531 is currently being tested in IND-enabling studies. If successful, RDX10531 has potential for broad applications across multiple therapeutic areas.
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
RESULTS OF OPERATIONS
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the entire year ending December 31, 2026, or for any other interim period or future year. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Form 10-K to enhance the understanding of our financial metrics below.
Revenues
Below is a summary of our total revenues:

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Product sales, net	$125,455	$105,515	$19,940	19%	$336,957	$263,406	$73,551	28%
Product supply revenue	1,380	—	1,380	(a)	3,710	6,439	(2,729)	(42)%
Licensing revenue	216	25	191	764%	363	5,065	(4,702)	(93)%
Non-cash royalty revenue related to the sale of future royalties	604	4,789	(4,185)	(87)%	1,975	7,195	(5,220)	(73)%
Total revenues	$127,655	$110,329	$17,326	16%	$343,005	$282,105	$60,900	22%
(a)Percent change is not meaningful.

Below is a summary of our product sales, net by product:

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Product sales, net
IBSRELA	$96,286	$78,158	$18,128	23%	$252,603	$187,606	$64,997	35%
XPHOZAH	29,169	27,357	1,812	7%	84,354	75,800	8,554	11%
Total product sales, net	$125,455	$105,515	$19,940	19%	$336,957	$263,406	$73,551	28%
Product sales, net:
The increase in IBSRELA product sales, net for the three and nine months ended September 30, 2026 primarily reflected higher demand, driven by continued increase in awareness and prescriber experience, and to a lesser extent, higher net price.
The increase in XPHOZAH product sales, net for the three and nine months ended September 30, 2026 primarily reflected higher demand and higher net price. XPHOZAH product sales, net for the nine months ended September 30, 2025 included a $3.8 million favorable adjustment driven by a change in previously estimated product returns.
Product supply revenue:
Product supply revenue is primarily impacted by the timing of product supply shipments to our collaboration partners under our product supply agreements in support of the commercialization of our products ex-U.S. by our collaboration partners.
The product supply revenue was primarily attributable to Fosun Pharma for the three and nine months ended September 30, 2026. For the nine months ended September 30, 2025, the product supply revenue was primarily attributable to Kyowa Kirin.
Licensing revenue:
Licensing revenue is primarily impacted by the timing of regulatory and commercialization milestone achievements as well as sales-based royalties received from our collaboration partners.
The licensing revenue was primarily attributable to sales-based royalties received from Fosun Pharma for the three and nine months ended September 30, 2026. The licensing revenue for the nine months ended September 30, 2025 included a $5.0 million milestone earned in the 2025 first quarter under the terms of the Fosun Agreement, following the NDA approval by China’s Center for Drug Evaluation of the NMPA for tenapanor in the control of serum phosphorus in adult patients with CKD on hemodialysis.
Non-cash royalty revenue:
Non-cash royalty revenue reflects royalties and commercialization milestones from Kyowa Kirin for sales of PHOZEVEL in Japan, which are remitted to HCR upon receipt.
The decrease in non-cash royalty revenue for the three and nine months ended September 30, 2026 was primarily due to a $3.4 million commercialization milestone recorded in the 2025 third quarter, as well as lower royalties earned from Kyowa Kirin.
GTN Adjustments
Reconciliation of gross product sales to product sales, net is as follows:

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Gross product sales	$183,773	$152,137	$31,636	21%	$509,407	$380,056	$129,351	34%
GTN adjustments	(58,318)	(46,622)	(11,696)	25%	(172,450)	(116,650)	(55,800)	48%
Product sales, net	$125,455	$105,515	$19,940	19%	$336,957	$263,406	$73,551	28%
GTN adjustment percentage	31.7%	30.6%			33.9%	30.7%

The increase in GTN adjustment percentage for the three and nine months ended September 30, 2026 was primarily driven by an unfavorable channel mix, reflecting higher sales under government managed-care pricing programs, as well as higher Medicare and Medicaid Inflation Rebate charges.
The activities and ending reserve balances for each significant category of GTN adjustments on product sales, net, which constitute variable consideration, were as follows:

(in thousands)	Discounts and Chargebacks	Rebates, Wholesaler and GPO Fees	Copay Assistance and Returns	Total
Balance as of December 31, 2025	$1,693	$34,456	$9,274	$45,423
Provisions(1)	28,955	109,001	34,494	172,450
Credits/payments	(27,851)	(89,119)	(35,351)	(152,321)
Balance as of September 30, 2026	$2,797	$54,338	$8,417	$65,552
(1)Adjustments to prior period provisions recorded in the current period were not material.
Costs and Expenses
Below is a summary of our costs and operating expenses, interest expense, non-cash interest expense related to the sale of future royalties and other income, net:

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of sales	$4,539	$3,982	$557	14%	$15,109	$28,688	$(13,579)	(47)%
Research and development	25,199	18,067	7,132	39%	71,490	48,671	22,819	47%
Selling, general and administrative	93,894	83,612	10,282	12%	297,601	250,822	46,779	19%
Total costs and operating expenses	$123,632	$105,661	$17,971	17%	$384,200	$328,181	$56,019	17%

Interest expense	$(5,880)	$(5,796)	$(84)	1%	$(16,436)	$(14,343)	$(2,093)	15%
Non-cash interest expense related to the sale of future royalties	$(1,502)	$(2,188)	$686	(31)%	$(4,086)	$(6,478)	$2,392	(37)%
Other income, net	$2,712	$2,449	$263	11%	$6,862	$6,667	$195	3%
Cost of Sales

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of product sales	$3,393	$2,662	$731	27%	$9,957	$8,247	$1,710	21%
Other cost of revenue	1,146	1,320	(174)	(13)%	5,152	20,441	(15,289)	(75)%
Cost of sales	$4,539	$3,982	$557	14%	$15,109	$28,688	$(13,579)	(47)%
The increase in cost of product sales for the three and nine months ended September 30, 2026 reflected higher product sales. A portion of the costs of IBSRELA and XPHOZAH units recognized as revenue during the three and nine months ended September 30, 2026 was expensed as research and development expense in periods prior to the commencement of capitalization of inventory costs for each respective product. The cost associated with inventory sold but previously expensed as research and development was $0.4 million and $0.9 million for the three and nine months ended September 30, 2026, and $0.3 million and $2.0 million for the three and nine months ended September 30, 2025, respectively. The value of inventory on hand that was previously expensed as research and development as of September 30, 2026 and December 31, 2025 was approximately $8.8 million and $10.9 million, respectively.
The decrease in other cost of revenue for the three months ended September 30, 2026 primarily reflected lower costs related to capacity expansion at our CMOs, partially offset by higher costs associated with product supply revenue.

The decrease in other cost of revenue for the nine months ended September 30, 2026 primarily reflected the full recognition of the maximum $75.0 million royalty obligation in connection with the AstraZeneca Termination Agreement as of the end of the 2025 second quarter, as well as lower costs associated with product supply revenue. Other cost of revenue related to the AstraZeneca Termination Agreement was $12.7 million for the nine months ended September 30, 2025.
Research and Development
Below is a summary of our research and development expenses:

	Three Months Ended September 30,		Change 2026 vs. 2025		Nine Months Ended September 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%	2026	2025	$	%
External R&D expenses	$12,988	$8,996	$3,992	44%	$36,258	$19,805	$16,453	83%
Employee-related expenses	10,875	8,050	2,825	35%	31,553	25,502	6,051	24%
Facility-related and other expenses	1,336	1,021	315	31%	3,679	3,364	315	9%
Total research and development expenses	$25,199	$18,067	$7,132	39%	$71,490	$48,671	$22,819	47%
External R&D expenses consist substantially of costs associated with our life cycle management initiatives for tenapanor, with more than half of these costs attributable to our CIC program for the three and nine months ended September 30, 2026. External R&D expenses also include costs associated with early-stage, preclinical programs as well as unallocated program-specific costs, which were individually immaterial for the periods presented. We begin to track program-specific costs for early-stage, preclinical programs once they become material, which generally occurs following IND and when clinical-stage work has commenced. We do not track employee and facility-related expenses by program, as we typically use our employee and infrastructure resources across multiple R&D programs.
The increase in external R&D expenses for the three and nine months ended September 30, 2026 reflected increased clinical trial activities, including the Phase 3 clinical trial evaluating tenapanor in adults with CIC.
The increase in employee-related expenses for the three and nine months ended September 30, 2026 was primarily driven by increased headcount to support our pipeline expansion activities and engagement with medical and scientific communities in the areas of gastroenterology and nephrology related to our marketed products.
Selling, General and Administrative
The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2026 primarily reflected increased commercialization and administrative costs to support net sales growth of IBSRELA, mainly driven by market access and promotional activities, as well as ongoing efforts to expand our sales force. The increase in selling, general and administrative expenses for the nine months ended September 30, 2026 also reflected higher administrative costs to support our commercial growth and ongoing strategic initiatives. The increase included incremental stock-based compensation expenses of $2.2 million and $8.4 million for the three and nine months ended September 30, 2026, respectively.
Interest Expense
The increase in interest expense for the three and nine months ended September 30, 2026 primarily reflected the Term F Loan draw in June 2026. The increase in interest expense for the nine months ended September 30, 2026 also reflected the Term E Loan draw in June 2025. The increases were partially offset by the reduced interest rate under the Sixth Amendment to our Loan Agreement, effective April 28, 2026.
Non-Cash Interest Expense Related to the Sale of Future Royalties
The decrease in non-cash interest expense related to the sale of future royalties for the three and nine months ended September 30, 2026 primarily reflected the imputed interest accrued on the lower carrying value of the deferred royalty obligation, as well as lower royalties received from Kyowa Kirin for sales of PHOZEVEL in Japan which were remitted to HCR.

Other Income, Net
The increase in other income, net for the three and nine months ended September 30, 2026 primarily reflected increased income on our investments resulting from larger investment balances throughout the period.
LIQUIDITY AND CAPITAL RESOURCES
Below is a summary of our cash, cash equivalents and short-term investments:

($ in thousands)	September 30, 2026	December 31, 2025	Change $	Change %
Cash and cash equivalents	$46,317	$67,999	$(21,682)	(32)%
Short-term investments	239,021	196,690	42,331	22%
Total liquid funds	$285,338	$264,689	$20,649	8%
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
Sources of Liquidity
In November 2025, we filed an automatic shelf registration statement on Form S-3ASR, which became effective upon filing, containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of our common stock, preferred stock, debt securities, warrants and/or units; and (ii) a prospectus supplement for the offering, issuance and sale of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold from time to time under an open market sales agreement (the Sales Agreement), deemed to be “at-the-market offerings.” Jefferies, as sales agent, may receive a commission of up to three percent of the gross sales price for shares of our common stock sold under the Sales Agreement. As of September 30, 2026, there have been no sales of our common stock under the Sales Agreement.
We have a loan and security agreement with SLR (the Loan Agreement). The Loan Agreement provides for total borrowings of up to $300.0 million, of which $250.0 million was drawn and outstanding as of September 30, 2026, including $50.0 million of the Term F Loan drawn in the 2026 second quarter. The additional borrowing of $50.0 million pursuant to the Term G Loan is available at our election to draw through December 20, 2026. See Note 8. Borrowing for further information on our long-term debt.
Cash Flow Activities
The following table summarizes our cash flows:

	Nine Months Ended September 30,		Change 2026 vs. 2025
($ in thousands)	2026	2025	$	%
Net cash used in operating activities	$(36,465)	$(63,434)	$26,969	(43)%
Net cash used in investing activities	(41,338)	(12,735)	(28,603)	225%
Net cash provided by financing activities	56,121	53,952	2,169	4%
Net decrease in cash and cash equivalents	$(21,682)	$(22,217)	$535	(2)%

Cash Flows from Operating Activities
Cash flows from operating activities represent the cash receipts and payments related to all of our activities other than investing and financing activities. Net operating cash flow is derived by adjusting our net loss for non-cash operating items and changes in operating assets and liabilities resulting from timing differences between the cash receipts and payments and when the transactions are recognized in our results of operations. As a result, changes in net operating cash flow reflect, among other things, the timing of (i) cash collections from our Customers and (ii) payments made in the normal course of business, such as payments to government agencies and to suppliers, including our CMOs and CROs.
Net cash used in operating activities decreased during the nine months ended September 30, 2026, primarily due to increased cash inflows generated from our product sales and the timing of our payments in the normal course of business, partially offset by the timing of our inventory purchases and cash collections from our Customers.
Cash Flows from Investing Activities
Cash flows from investing activities, as applicable, include cash used for purchases of short-term investments and capital expenditures as well as net proceeds from maturities of short-term investments and asset dispositions.
Net cash used in investing activities increased during the nine months ended September 30, 2026, primarily reflecting higher short-term investment purchases.
Cash Flows from Financing Activities
Cash flows from financing activities, as applicable, include net proceeds associated with our Loan Agreement, issuance of our common stock under our equity incentive plans and sales of our common stock with respect to the “at-the-market offering” programs.
Net cash provided by financing activities increased during the nine months ended September 30, 2026, primarily due to higher proceeds received from the issuance of common stock under our equity incentive plans. Net cash provided by financing activities included receipts of the Term F Loan and the Term E Loan during the nine months ended September 30, 2026 and 2025, respectively.
Funding Requirements
Based on our current operating model, we believe our available cash, cash equivalents and short-term investments as of September 30, 2026 will be sufficient to fund our planned operations for at least a period of one year from the issuance of these financial statements. We have based this estimate on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. In particular, our operating plan may change and we may require significant additional capital to fund our operations. There are no assurances that our efforts to meet our operating cash flow requirements will be successful. If our current cash, cash equivalents and short-term investments as well as our plans to meet our operating cash flow requirements are not sufficient to fund necessary expenditures and meet our obligations following the issuance of these financial statements, our liquidity, financial condition and business prospects will be materially affected.
Our future funding requirements will depend on many factors as described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.
Contract Obligations and Commitments
As of September 30, 2026, our total future payment obligation related to the outstanding term loans, excluding interest payments, was $260.8 million, which is due on July 1, 2030. See Note 8. Borrowing for further information on our long-term debt.
We have entered into various operating leases for our offices. As of September 30, 2026, our total undiscounted obligation for operating leases was $4.3 million, with maturities ranging up through July 2029. See Note 9. Leases for further information on our operating leases.
We enter into a variety of contracts in the normal course of business. These contracts generally allow us to terminate on notice, reschedule or adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

Critical Accounting Policies and Estimates
Our preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of significant judgment in their application in our 2025 Form 10-K. We have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them during the nine months ended September 30, 2026.
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
As of September 30, 2026, we had cash, cash equivalents and short-term investments of $285.3 million, which consisted of bank deposits and money market funds, as well as high quality fixed income instruments, including commercial paper, U.S. government-sponsored agency bonds, U.S. treasury securities, corporate bonds and Yankee bonds. The credit rating of our short-term investments must be rated A-1/P-1, or better by Standard and Poor’s and Moody’s Investors Service. Money market funds must be rated AAA/Aaa. Such interest-earning instruments carry a degree of interest rate risk. However, because our investments are high quality and short-term in duration, we believe that our exposure to interest rate risk is not significant and that a 10% movement in market interest rates would not have a significant impact on the total value of our portfolio, as noted above. We do not enter into investments for trading or speculative purposes.
The outstanding principal under our Loan Agreement is subject to a variable interest rate, which fluctuates with changes in the one-month SOFR reference rate as published by the CME Term SOFR Administrator on the CME Term SOFR Administrator’s Website. A hypothetical increase in the one-month SOFR of 100 basis points above the current one-month SOFR rate would not have had a material effect on our results of operations for the nine months ended September 30, 2026. As of September 30, 2026, we had an aggregate principal amount of $250.0 million outstanding pursuant to our Loan Agreement.
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
We do not use derivative financial instruments for speculative trading purposes, nor do we hedge foreign currency exchange rate exposure in a manner that entirely offsets the earnings effects of changes in foreign currency exchange rates. As of September 30, 2026, we had no open forward foreign currency exchange contracts.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See information in Note 14. Commitments and Contingencies which is incorporated herein by reference.
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
We have incurred losses in each year since our inception in October 2007. We continue to incur commercialization, development and additional expenses related to our ongoing operations and pursuit of future business opportunities. As of September 30, 2026, we had an accumulated deficit of $1.0 billion. Our prior losses, combined with any future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
We have substantial NOL and tax credit carryforwards for Federal and California income tax purposes. Such NOLs and tax credit carryforwards may be reduced as a result of certain intercompany restructuring transactions. In addition, the future utilization of such NOL and tax credit carryforwards and credits may be subject to limitations, pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. In general, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and may experience additional ownership changes in the future, as a result of subsequent changes in our stock ownership, some of which are outside our control. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards, even if we achieve profitability.

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
The extent to which the inclusion of XPHOZAH in the ESRD PPS will continue to materially and adversely impact our XPHOZAH business is dependent on the following:
•the extent to which this change, the March 2026 CMS operational guidance and any other regulatory action will interfere with the shared decision-making between healthcare professionals and their patients, regardless of insurance coverage; and
•the extent to which the elimination of separate payment for XPHOZAH for Medicare beneficiaries under Medicare Part D will influence the payment decisions of other payors and the extent to which payment for XPHOZAH will continue to be made as a pharmacy benefit for non-Medicare patients.
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
The pricing, coverage and reimbursement of IBSRELA and XPHOZAH must be adequate to support a commercial infrastructure. The availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford treatments. Sales of IBSRELA and XPHOZAH will depend substantially, both domestically and abroad, on the extent to which the costs of the product will be paid for by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only to limited levels, we, or our collaboration partners, may not be able to successfully commercialize IBSRELA or XPHOZAH. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment. In addition, as our payor contracting strategy evolves, arrangements with payors may require rebates, discounts or other price concessions to obtain or maintain coverage or access. These arrangements could reduce the net prices we receive, and any resulting increase in access, utilization or sales may not be sufficient to offset those concessions.
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
We may rely on foreign CROs and CMOs, which may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern,” or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern.” Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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
For example, in October 2025, we announced the initiation of a development program for RDX10531, an NHE3 inhibitor with potential application across multiple therapeutic areas. In January 2026, we initiated ACCEL (TEN-03-301), a Phase 3 clinical trial designed to assess the safety and efficacy of tenapanor for the treatment of CIC. Enrollment in ACCEL is now complete and we remain on track to announce topline data in the second half of 2027. We may not be able to demonstrate the efficacy and safety of these or any future product candidates, or we may encounter other issues with any clinical trials or non-clinical studies required for regulatory submissions of our product candidates. The results of clinical trials or non-clinical studies of our product candidates at any stage may not support further development or may not be sufficient to file for and obtain regulatory approval on the timelines we expect or at all. The FDA or other regulatory authorities may not agree with our interpretation of the results of clinical trials or non-clinical studies. Other decisions or actions of the FDA or other regulatory authorities may affect our plans, progress, results, timing or next steps, including whether to proceed with further development. Some or all of our current or future non-clinical studies or clinical trials may fail to meet their primary or key secondary endpoints, raise safety issues or generate mixed results, resulting in delays to or discontinuation of certain development efforts and/or additional expense.
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
On February 23, 2022, we entered into a loan and security agreement (the Loan Agreement) with SLR as collateral agent and the lenders listed in the Loan Agreement (collectively, the Lenders). The Loan Agreement was subsequently amended in August 2022 (the First Amendment), February 2023 (the Second Amendment), October 2023 (the Third Amendment), October 2024 (Fourth Amendment), June 2025 (Fifth Amendment) and April 2026 (Sixth Amendment). The loan was funded in the amount of $27.5 million on February 23, 2022. An additional amount of $22.5 million was drawn on October 19, 2023, and an additional $50.0 million was drawn on each of March 1, 2024, October 29, 2024, June 30, 2025 and June 29, 2026, respectively. These are referred to as the Term A, B, C, D, E and F Loans, respectively. In connection with the Sixth Amendment, a portion of the $200.0 million in outstanding principal previously allocated among the Term A through C Loans was refinanced with a new Term H Loan, and the interest rate was collectively reduced under all term loans, including the undrawn term loans. As of September 30, 2026, we have the option to draw up to an additional $50.0 million pursuant to the Term G Loan, which is available at the Company’s election through December 20, 2026. Until we have repaid all funded indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to enter into any change in control transaction, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, and to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.
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
Competition for IBSRELA largely comes from three prescription products marketed for certain patients with IBS-C that we are aware of, consisting of Linzess (linaclotide), Amitiza (lubiprostone) and Trulance (plecanatide). Generic lubiprostone is also available in the U.S. Additionally, over-the-counter products not indicated for IBS-C are commonly used to treat the constipation component of IBS-C, alone and in combination with the IBS-C-indicated prescription therapies. In addition, if successfully developed and approved for the treatment of CIC, we believe IBSRELA will also face competition from branded products Linzess (linaclotide) and Trulance (plecanatide) as well as generic lubiprostone and prucalopride.
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
In addition to the currently available phosphate binders, we are aware of at least four phosphate binders in development, including AP-301, developed by Alebund Pharmaceutical (Hong Kong) Limited and currently in Phase 3; VS-505, developed by Vidasym and currently in Phase 3; and TS-172, developed by Taisho Pharmaceutical and currently in Phase 3. On June 30, 2026, Unicycive Therapeutics, which is developing OLC, announced the receipt of a Complete Response Letter from the FDA citing manufacturing deficiencies. Additionally, Alebund is developing AP-306, an inhibitor of phosphate transporters NaPi-2b, PiT-1, and PiT-2, thus far studied in a Phase 2 clinical trial.
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
Our business may be affected by the evolving regulatory framework for AI Technologies
We use artificial intelligence (AI), machine learning, and automated decision-making technologies, (collectively, AI Technologies) throughout our business, and are making investments in this area. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, including that AI-generated content, analyses, or recommendations we utilize could be deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging technologies increases regulatory, cybersecurity and other significant risks. There can be no assurance that the usage of our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. Known risks of AI include inaccuracy, hallucinations, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity issues, and data provenance disputes, any of which could adversely affect our business, financial condition and results of operations.
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
We are in varying stages of development in relation to our products and internal business processes involving AI Technologies. The continuous development, maintenance and operation of our AI Technologies is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. For instance, the models underlying AI Technologies can experience decay (also known as “model drift”) in which their performance and accuracy decrease over time without further human intervention to correct such decay.
We may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors. Our efforts to develop proprietary AI models may increase our operating costs. Developing, testing and deploying AI systems may increase our cost profile due to the nature of the computing costs involved in such systems, which could adversely affect our business and operating results. Our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data, and we may be dependent on third-party providers for such resources.
Additionally, our use of AI Technologies in research and development could introduce unique intellectual property risks. Shifting legal standards creates substantial uncertainty regarding whether AI-generated inventions, chemical structures, or therapies are eligible for patent protection. The use of generative AI by vendors, employees, suppliers and contractors with access to our proprietary and confidential information, including know-how, could lead to the release of such information and impair our ability to realize the benefits of our intellectual property. If we are unable to obtain or maintain strong patent exclusivity for product candidates developed with the assistance of AI, our competitive position and long-term profitability could be materially harmed. We also face the risk that the AI tools we utilize could inadvertently ingest third-party proprietary data, exposing us to infringement or misappropriation claims, or that deploying our own proprietary data into these models could compromise our trade secrets.
In addition to our platform technologies, we have adopted and integrated, and in the future may adopt and integrate, generative AI tools into our systems for specific use cases. Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and providers of these tools may not meet existing or rapidly evolving regulatory or industry standards relating to privacy and data protection or may impair our or our vendors’ ability to maintain an adequate level of service. If we, our vendors or our third-party partners experience an actual or perceived breach or privacy or security incident because of generative AI use, we may lose valuable intellectual property and confidential information, and our reputation and the perceived effectiveness of our security measures could be harmed. Bad actors may use increasingly sophisticated methods, including AI, to steal or misuse personal information, confidential information and intellectual property. Our use of AI may also create novel and urgent cybersecurity and privacy risks, and emerging ethical issues surrounding AI could create reputational and legal risk if our deployment or use becomes controversial.
The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI Technologies. For example, in the United States, states including Colorado and California have adopted laws regulating various AI uses, including certain uses in consequential decisions. The FDA has also issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that focuses on context of use and establishes a credibility assessment framework for evaluating AI model outputs intended to support regulatory decision-making. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. If we develop or use AI systems governed by these laws, regulations or guidance, we may need to meet higher standards of data quality, transparency, monitoring and human oversight and comply with potentially burdensome and costly ethical, accountability and administrative requirements. The regulatory landscape may also be affected by federal executive orders and changes in federal enforcement policy, including any moratorium on enforcement of state AI laws, which could further complicate our compliance obligations. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.
It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expand resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations. Non-compliance could also lead to significant fines, penalties, injunctions, litigation, restrictions on the use or deployment of AI Technologies, or significant restrictions on our ability to conduct business activities, any of which could materially adversely affect our business, financial condition and results of operations.
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
We and our collaborators, CROs, and other contractors and consultants collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we and our collaborators, CROs and other contractors and consultants collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, clinical trial data and personal information (collectively, Confidential Information). It is critical that we and our collaborators, CROs and other contractors and consultants do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems and reduce the risk of a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of Confidential Information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors may or could have access to our Confidential Information.
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
There has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The IRA, which was enacted in 2022, marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; redesigns the Medicare Part D benefit; and replaces the Part D coverage gap discount program with a new manufacturer discount program. CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.
The current administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how these proposals will be implemented, the current administration’s policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for IBSRELA and XPHOZAH. On the one hand, President Trump in 2025 threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the current administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as GLOBE and GUARD. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the GLOBE and GUARD proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. In addition, a voluntary payment model, referred to as GENEROUS, seeks to impose most favored nation pricing in Medicaid, and multiple manufacturers have announced their participation. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
In April 2026, the current administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act of 1962 on imports of patented (brand) pharmaceutical products, including certain biologics, and their active pharmaceutical ingredients. This proclamation stated that companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development, among others, are exempted from these tariffs. If these tariffs become applicable to our products or supply chain, our manufacturing and supply costs could increase and our business and results of operations could be adversely affected.
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

For example, over the last several years, the U.S. government has shut down several times, including October 2025 to November 2025, and a subsequent partial government shutdown in January and February 2026, and certain regulatory agencies, such as the FDA, have had to furlough FDA employees and suspend certain activities.
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
The European Union’s (EU) new Unified Patent Court (UPC), which took effect on June 1, 2023, may, in particular, present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe, including those based on European patent applications filed after introduction of the new system. Under the new system, the proprietor of a European patent can opt for that patent to become a unitary patent which will cover all of the EU states that have ratified the Agreement on the Unified Patent Court at that point in time (hereinafter referred to as UPC Countries), and the European patent will then be subject to the jurisdiction of the UPC. During a transition period of the first seven years of the UPC’s existence (which under the current legislation could potentially be extended by the Administrative Committee of the UPC for up to seven additional years), European patent applications can be opted out of the jurisdiction of the UPC, and validated as exclusively national patents in any one or more of the UPC Countries, even if those patents grant after the end of the transition period.
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
•developments in the securities class action and stockholder derivative litigation pending against us and certain of our current and former directors and officers, or in any other litigation, investigation or legal proceeding to which we are or may become a party;
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

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. We are currently subject to a putative securities class action and a related stockholder derivative action, which are described in Note 14. Commitments and Contingencies to our condensed financial statements included in Part I, Item 1, of this Quarterly Report. In defending these lawsuits, or any similar lawsuits that may be brought against us in the future, we could incur substantial costs and the attention of our management would be diverted from the operation of our business, which could seriously harm our financial position. We are currently unable to predict the outcome of these lawsuits or reasonably estimate a range of potential losses, if any. Any adverse determination in litigation could also subject us to significant liabilities. Our directors’ and officers’ liability insurance may not cover, or may be insufficient to cover, these costs and liabilities, and we are responsible for amounts within the applicable retention.
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
•We may not retroactively amend our amended and restated bylaws to reduce our indemnification obligations to directors, officers, employees and agents.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Equity Securities
None.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Trading Plans
During the three months ended September 30, 2026, no Section 16 officer or director adopted or terminated any contracts, instructions or written plans for the purchase or sale of our securities.

ITEM 6. EXHIBITS

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	06/24/2014	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	06/20/2023	3.1
3.3	Second Amended and Restated Bylaws.	8-K	08/04/2025	3.1
10.1#
Transition and Separation Agreement, dated June 9, 2026, by and between Ardelyx, Inc. and Laura A. Williams, M.D., M.P.H., together with the General Release of Claims thereunder, effective September 10, 2026.
X
19.1	Ardelyx, Inc. Insider Trading Compliance Policy and Procedures.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following financial statements, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (v) Notes to Unaudited Condensed Financial Statements.
X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101.				X
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

Ardelyx, Inc.

Date: November 3, 2026	By:	/s/ Joseph Reilly
Joseph Reilly Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SUMMARY OF ABBREVIATED TERMS
Throughout this Quarterly Report on Form 10-Q, we have used terms which are defined below:

2025 Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026	HCR	HealthCare Royalty Partners IV, L.P.
340B Program	Public Health Service’s 340B Drug Pricing Program	HCR Agreement	Royalty and Sales Milestone Interest Acquisition Agreement
AAKP	American Association of Kidney Patients	HHS	Department of Health and Human Services
ACA	Affordable Care Act	HIPAA	Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder
AI Technologies	Artificial intelligence (AI), machine learning, and automated decision-making technologies, (collectively, AI Technologies)	HRSA	Health Resources and Services Administration
AMP	average manufacturer price	IBS-C	irritable bowel syndrome with constipation
ANDA	abbreviated New Drug Application	IND	Investigational New Drug
API	active pharmaceutical ingredient	IRA	Inflation Reduction Act of 2022
AstraZeneca	AstraZeneca AB	IRB	Institutional Review Board
ASU	Accounting Standards Update	IT	information technology
CCPA	California Consumer Privacy Act, as amended by the California Privacy Rights Act	Jefferies	Jefferies LLC
cGMP	current Good Manufacturing Practice	Knight	Knight Therapeutics, Inc.
CIC	chronic idiopathic constipation	Kyowa Kirin	Kyowa Kirin Co., Ltd.
CKD	chronic kidney disease	MDRP	Medicaid Drug Rebate Program
CME	Chicago Mercantile Exchange	MIPPA	Medicare Improvements for Patients and Providers Act
CMO	contract manufacturing organization	METiS	METiS Therapeutics, Inc.
CMS	Centers for Medicare & Medicaid Services	MHLW	Ministry of Health, Labour and Welfare
CRO	contract research organization	NCE	new chemical entity
Customers	collectively, major wholesalers, specialty pharmacies and GPOs (IBSRELA) and specialty wholesaler (XPHOZAH)	NDA	New Drug Application
DPF	EU-US Data Privacy Framework	NHE3	sodium hydrogen exchange 3
EEA	European Economic Area	NMPA	National Medical Products Administration
ESPP	Employee Stock Purchase Plan	NMQF	National Minority Quality Forum
ESRD	End-Stage Renal Disease	NOL	net operating loss
ESRD PPS	End-Stage Renal Disease Prospective Payment System	Non-FAMP	Non-Federal Average Manufacturer Price
EU Patent Package	European Patent Package	OLC	Oxylanthanum Carbonate
Exchange Act	the Securities Exchange Act of 1934, as amended	R&D	research and development
FASB	Financial Accounting Standards Board	REMS	Risk Evaluation and Mitigation Strategy
FDA	Food and Drug Administration	RSU	restricted stock units
FFDCA	Federal Food, Drug, and Cosmetic Act	SEC	Securities and Exchange Commission
Fosun Pharma	Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd.	SLR	SLR Investment Corp.
FSS	Federal Supply Schedule	SOFR	Secured Overnight Financing Rate
FTC	Federal Trade Commission	TDAPA	Transitional Drug Add-on Payment Adjustment
GCP	Good Clinical Practice	UPC	Unified Patent Court
GDPR	European Union General Data Protection Regulation	U.S.	United States
GLP	Good Laboratory Practice	USPTO	U.S. Patent and Trademark Office
GPO	group purchasing organization	VA	Department of Veterans Affairs
GTN	gross-to-net